Form 10-Q
period 2020-09-30
Foley Trasimene Acquisition Corp.
filed 2020-11-06
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2020, there were 103,500,000 shares of Class A common stock and 25,875,000 shares of Class B common stock of the registrant issued and outstanding.

FOLEY TRASIMENE ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of September 30, 2020 (unaudited)	1

	Condensed Statements of Operations for the Three Months Ended September 30, 2020 and for the Period from March 26, 2020 (inception) Through September 30, 2020 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2020 and for the Period from March 26, 2020 (inception) Through September 30, 2020 (unaudited)	3

	Condensed Statement of Cash Flows for the for the Period from March 26, 2020 (inception) Through September 30, 2020 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Control and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

i

PART I – FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

FOLEY TRASIMENE ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

ASSETS
Current assets
Cash	$579,370
Prepaid expenses	284,517
Total Current Assets	863,887

Cash and marketable securities held in Trust Account	1,035,519,281
Total Assets	$1,036,383,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$121,016
Accrued offering costs	20,000
Income taxes payable	88,049
Total Current Liabilities	229,065

Deferred underwriting fee payable	36,225,000
Total Liabilities	36,454,065

Commitments and Contingencies

Class A common stock subject to possible redemption, 99,492,910 shares at $10.00 per share	994,929,100

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 4,007,090 issued and outstanding (excluding 99,492,910 shares subject to possible redemption)	401
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 25,875,000 shares issued and outstanding	2,588
Additional paid-in capital	4,842,957
Retained earnings	154,057
Total Stockholders’ Equity	5,000,003
Total Liabilities and Stockholders’ Equity	$1,036,383,168

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from March 26, 2020 (Inception) Through September 30,
	2020	2020
Formation and general and administrative expenses	$166,771	$277,175
Loss from operations	(166,771)	(277,175)

Other income:
Interest earned on marketable securities held in Trust Account	394,825	519,281

Income before provision for income taxes	228,054	242,106
Provision for income taxes	(72,413)	(88,049)
Net income	$155,641	$154,057

Weighted average shares outstanding of Class A redeemable common stock	103,500,000	103,500,000
Basic and diluted income per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	25,875,000	25,875,000
Basic and diluted net loss per share, Class B	$(0.00)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM MARCH 26, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A		Class B		Additional	(Accumulated Deficit)/	Total
	Common Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – March 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(959)	(959)

Balance – March 31, 2020	—	—	—	—	—	(959)	(959)

Issuance of Class B common stock to Sponsors	—	—	25,875,000	2,588	22,412	—	25,000

Sale of 103,500,000 Units, net of underwriting discounts	103,500,000	10,350	—	—	977,039,696	—	977,050,046

Sale of 15,133,333 Private Placement Warrants	—	—	—	—	22,700,000	—	22,700,000

Common stock subject to possible redemption	(99,477,346)	(9,948)	—	—	(994,763,512)	—	(994,773,460)

Net loss	—	—	—	—	—	(625)	(625)

Balance – June 30, 2020	4,022,654	402	25,875,000	2,588	4,998,596	(1,584)	5,000,002

Change in value of common stock subject to possible redemption	(15,564)	(1)	—	—	(155,639)	—	(155,640)

Net income	—	—	—	—	—	155,641	155,641

Balance – September 30, 2020	4,007,090	$401	25,875,000	$2,588	$4,842,957	$154,057	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 26, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net income	$154,057
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(519,281)
Changes in operating assets and liabilities:
Prepaid expenses	(284,517)
Accounts payable and accrued expenses	121,016
Income taxes payable	88,049
Net cash used in operating activities	(440,676)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,035,000,000)
Net cash used in investing activities	(1,035,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	1,014,300,000
Proceeds from sale of Private Placement Warrants	22,700,000
Proceeds from promissory note - related party	250,000
Repayment of promissory note - related party	(250,000)
Payment of offering costs	(1,004,954)
Net cash provided by financing activities	1,036,620,046

Net Change in Cash	579,370
Cash – Beginning of period	—
Cash – End of period	$579,370

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$20,000
Initial classification of Class A common stock subject to possible redemption	$994,768,320
Change in value of Class A common stock subject to possible redemption	$160,780
Deferred underwriting fee payable	$36,225,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from March 26, 2020 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $57,949,954, consisting of $20,700,000 of underwriting fees, $36,225,000 of deferred underwriting fees and $1,024,954 of other offering costs. In addition, as of September 30, 2020, cash of $579,370 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Liquidity and Capital Resources

As of September 30, 2020, the Company had $579,370 in its operating bank account, and working capital of approximately $635,000.

The Company's liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $250,000 from the Sponsor pursuant to a Note (defined below, see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note as of May 29, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of September 30, 2020, there were no amounts outstanding under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s final prospectus for its Initial Public Offering as filed with the SEC on May 28, 2020, as well as the audited balance sheet included in the Company’s Current Report on Form 8-K, as filed with the SEC on June 4, 2020. The interim results for the three months ended September 30, 2020 and for the period from March 26, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, the 99,492,910 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $57,949,954 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $37,000, which had a full valuation allowance recorded against it of approximately $37,000.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2020 and for the period from March 26, 2020 (inception) through September 30, 2020, the Company recorded income tax expense of approximately $72,000 and $88,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended September 30, 2020 and for the period from March 26, 2020 (inception) through September 30, 2020 was approximately (32%) and (36%), respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $394,825 and $519,281 for the three months ended September 30, 2020 and for the period from March 26, 2020 (inception) through September 30, 2020, respectively, less applicable franchise and income taxes of approximately $122,000 and $188,000 for the three months ended September 30, 2020 and for the period from March 26, 2020 (inception) through September 30, 2020, respectively, by the weighted average number of Class A redeemable common stock since issuance. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the periods. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No amounts have been borrowed under this arrangement as of September 30, 2020.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 26, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsors up to $5,000 per month for office space, and administrative support services. For the three months ended September 30, 2020 and for the period from March 26, 2020 (inception) through September 30, 2020, the Company incurred and paid $15,000 and $25,000, in fees for these services, respectively.

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

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock.   The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock.   The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 4,007,090 shares of Class A common stock issued or outstanding excluding 99,492,910 shares of Class A common stock subject to possible redemption.

Class B Common Stock.   The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At September 30, 2020, there were 25,875,000 shares of Class B common stock issued and outstanding.

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

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

At September 30, 2020, assets held in the Trust Account were comprised of $193 in cash and $1,035,519,088 in U.S. Treasury securities. During the three months ended September 30, 2020 and for the period from March 26, 2020 (inception) through September 30, 2020, the Company did not withdraw any interest income from the Trust Account.

The gross holding gains and fair value of held-to-maturity securities at September 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 11/27/2020)	$1,035,519,088	$93,546	$1,035,612,634

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

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

For the three months ended September 30, 2020, we had a net income of $155,641, which consists of operating costs of $161,771 and a provision for income taxes of $72,413, offset by interest income on marketable securities held in the Trust Account of $394,825.

For the period from March 26, 2020 (inception) through September 30, 2020, we had a net income of $154,057, which consists of formation and operating costs of $277,175 and a provision for income taxes of $88,049, offset by interest income on marketable securities held in the Trust Account of $519,281.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of Class B ordinary shares by our Sponsor and loans from our Sponsor.

For the period from March 26, 2020 (inception) through September 30, 2020, cash used in operating activities was $440,676. Net income of $154,057 was affected by interest earned on marketable securities held in the Trust Account of $519,281 and changes in operating assets and liabilities, which used $75,452 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities of $1,035,519,281 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $579,370 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Amended and Restated Bylaws

The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 5.03-Amendments to Articles of Incorporation or Bylaws; Changes in Fiscal Year” of Form 8-K.

On November 5, 2020, our Board of Directors amended and restated the Company’s Bylaws (the “A&R Bylaws”), which became effective as of the date of approval, to increase the maximum number of directors from 5 to 14. The change in the number of directors was the only change in the A&R Bylaws.

The foregoing summary is qualified in its entirety by reference to, the full text of the A&R Bylaws, which are attached hereto as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation. (1)
3.2*	Amended and Restated Bylaws.
4.1	Warrant Agreement, dated May 29, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Investment Management Trust Agreement, dated May 29, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)
10.2	Registration Rights Agreement, dated May 29, 2020, among the Company, the Sponsors and certain other security holders named therein. (1)
10.3	Private Placement Warrants Purchase Agreement, dated May 26, 2020, between the Company and the Sponsors. (1)
10.4	Administrative Services Agreement, dated May 22, 2020, between the Company and Cannae Holdings, Inc. (1)
10.5	Letter Agreement, dated May 29, 2020, between the Company and the Sponsors. (1)
10.6	Letter Agreement, dated May 29, 2020, between the Company and each of its officers and directors. (1)
10.7	An Indemnity Agreement, dated May 29, 2020, between the Company and William P. Foley, II. (1)
10.8	An Indemnity Agreement, dated May 29, 2020, between the Company and Douglas K. Ammerman. (1)
10.9	An Indemnity Agreement, dated May 29, 2020, between the Company and Thomas M. Hagerty. (1)
10.10	An Indemnity Agreement, dated May 29, 2020, between the Company and Hugh R. Harris. (1)
10.11	An Indemnity Agreement, dated May 29, 2020, between the Company and Frank R. Martire, Jr. (1)
10.12	An Indemnity Agreement, dated May 29, 2020, between the Company and Richard N. Massey. (1)
10.13	An Indemnity Agreement, dated May 29, 2020, between the Company and Richard L. Cox. (1)
10.14	An Indemnity Agreement, dated May 29, 2020, between the Company and David W. Ducommun. (1)
10.15	An Indemnity Agreement, dated May 29, 2020, between the Company and Michael L. Gravelle. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOLEY TRASIMENE ACQUISITION CORP.

Date: November 6, 2020		/s/ Richard N. Massey
	Name:	Richard N. Massey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)