Form 10-K/A
period 2020-12-31
Foley Trasimene Acquisition Corp.
filed 2021-04-29
CIK 1809104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of April 27, 2021, there were 103,500,000 shares of Class A common stock and 25,875,000 shares of Class B common stock of the registrant issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends and restates certain items noted below of the Annual Report on Form 10-K of Foley Trasimene Acquisition Corp. (the “Company”) as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “Original Form 10-K”). This Form 10-K/A amends the Original Filing to reflect the correction of an error in its unaudited interim financial statements as of and for the periods ended June 30, 2020 and September 30, 2020, its audited financial statements as of and for the period ended December 31, 2020 and its audited balance sheet as of May 29, 2020. The correction involves only non-cash adjustments.

On April 12, 2021, the Staff of the SEC's Division of Corporation Finance ("Staff") issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the SEC Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated its accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as well as for the forward purchase agreements entered into with certain anchor investors (the "FPAs"), and concluded that the Warrants and FPAs should be treated as derivative liabilities pursuant to ASC 815-40 rather than as components of equity as the Company previously treated the Warrants and FPAs.

As a result, the Company is restating in this Amendment its financial statements for the following periods: (i) as of and for the quarterly period ended June 30, 2020, (ii) as of and for the quarterly period ended September 30, 2020, (iii) as of and for the period ended December 31, 2020, and (iv) its audited balance sheet as of May 29, 2020, in each case to reflect the change in accounting treatment (the “Restatement”).

The Company’s accounting for the Warrants and FPAs as components of equity rather than as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

This Amendment sets forth the Original Form 10-K in its entirety; however, this Amendment amends and restates only the following items of the Original Form 10-K and only with such modifications as necessary to reflect the Restatement.

•	Cover Page;
•	Part I, Item 1A . Risk Factors
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations ;
•	Part II, Item 8, Financial Statements;
•	Part II, Item 9A, Controls and Procedures; and
•	Part IV, Item 15 Exhibits

In order to preserve the nature and character of the disclosures set forth in the Original Form 10-K, this Amendment speaks as of the date of the filing of the Original Form 10-K and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to that date, other than those associated with Restatement. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original 10-K, and such forward looking statements should be read in their historical context. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are also attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment should be read in conjunction with the Company’s other SEC filings.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholders and their permitted transferees can demand that we register the shares of our Class A common stock into which founder shares are convertible, the private placement warrants and the shares of our Class A common stock issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the shares of our Class A common stock issuable upon conversion of such warrants. The registration rights are exercisable with respect to the founder shares and the private placement warrants and the shares of our Class A common stock issuable upon exercise of such private placement warrants. Pursuant to the forward purchase agreements, we have agreed to use our reasonable best efforts (i) to file within 30 days after the closing of the initial business combination a resale shelf registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A common shares), (ii) to cause such registration statement to be declared effective promptly thereafter, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which Cannae Holdings or THL FTAC, or their respective assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct underwritten offerings, subject to certain limitations. In addition, the forward purchase agreements provide for certain ‘‘piggy-back’’ registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or their permitted transferees are registered.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report on Form 10-K/A, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued and forward purchase agreements we entered into in connection with our initial public offering in May 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, FPA liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the August 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K/A.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

Restatement

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been amended and restated to give effect to the Restatement of our audited financial statements as of and for the period ended December 31, 2020 ("Restatement") and the unaudited quarterly information included in those audited financial statements. The Company has restated its historical financial results for such periods to reclassify its Warrants and FPAs as derivative liabilities pursuant to ASC 815-40 rather than as a components of equity as the Company previously treated the Warrants and FPAs. The impact of the Restatement is reflected in MD&A below. Other than as disclosed in the Explanatory Note and with respect to the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Form 10-K. The impact of the Restatement is more fully described in Note 2 to the Company’s financial statements included in Item 15 of Part IV of this Amendment.

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

For the period from March 26, 2020 (inception) through December 31, 2020, we had a net loss of $114,432,650, which consists of non-cash losses of $57,599,000 and $54,277,110 related to changes in the fair value of the Warrants and FPAs, respectively, formation and operating costs of $3,258,112 and a provision for income taxes of $147,695, offset by interest income on marketable securities held in the Trust Account of $849,267.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of Class B common shares by our sponsor and loans from our sponsor.

For the period from March 26, 2020 (inception) through December 31, 2020, cash used in operating activities was $503,575. Net loss of $114,432,650 was affected by the non-cash loss on the change in fair value of the Warrants of $57,599,000, non-cash loss on the change in fair value of the FPAs of $54,277,110, interest earned on marketable securities held in the Trust Account of $849,267 and changes in operating assets and liabilities, which provided $2,902,232 of cash from operating activities.

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

In May 2020, the Company entered into the FPAs with each of Cannae Holdings, Inc. and THL FTAC LLC. Pursuant to each agreement, Cannae Holdings, Inc. and THL FTAC LLC have each agreed to purchase shares of the Company’s Class A common stock in an aggregate share amount equal to 15,000,000 shares of the Company’s Class A Common stock (or a total of 30,000,000 shares of the Company’s Class A common stock), plus an aggregate of 5,000,000 redeemable warrants (or a total of 10,000,000 redeemable warrants) to purchase one share of the Company’s Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000 (or a total of $300,000,000), or $10.00 for one share of the Company’s Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the FPAs will be identical to the warrants underlying the Units sold in the Initial Public Offering.

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

We entered into the FPAs with each of Cannae Holdings, Inc. and THL FTAC LLC. Pursuant to each agreement, Cannae Holdings, Inc. and THL FTAC LLC have each agreed to purchase shares of our Class A common stock in an aggregate share amount equal to 15,000,000 shares of our Class A Common stock (or a total of 30,000,000 shares of the our Class A common stock), plus an aggregate of 5,000,000 redeemable warrants (or a total of 10,000,000 redeemable warrants) to purchase one share of the Company’s Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000 (or a total of $300,000,000), or $10.00 for one share of our Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the FPAs will be identical to the warrants underlying the Units sold in the Initial Public Offering.

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

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPAs as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“Warrants and FPAs ASC 815”). The assessment considers whether the are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own common shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of liability-classified Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model. The fair value of the FPAs has been estimated using a an adjusted net assets method. See Note 9 to the Company’s financial statements included in Item 15 of Part IV of this Amendment for further discussion of the pertinent terms of the Warrants and Note 11 to those financial statements for further discussion of the methodology used to determine the value of the Warrants and FPAs.

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

This information appears following Item 15 of this Report and is included herein by reference. As discussed in the Explanatory Note to this Amendment, we have restated our financial statements for the year ended December 31, 2020 and certain unaudited financial information included in those financial statements. The impact of the Restatement is more fully described in Note 2 to the Company’s financial statements included in Item 15 of Part IV of this Amendment.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company's Warrants or FPAs as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

FOLEY TRASIMENE ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Foley Trasimene Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Foley Trasimene Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from March 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from March 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants and warrant-related instruments should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants and warrant-related instruments.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

April 28, 2021

FOLEY TRASIMENE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020
(Restated)

ASSETS
Current assets:
Cash	$496,471
Prepaid expenses	225,747
Total Current Assets	722,218

Cash and marketable securities held in Trust Account	1,035,849,267
Total Assets	$1,036,571,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$2,980,284
Income taxes payable	147,695
Total Current Liabilities	3,127,979

Warrant liability	127,388,332
FPA liability	54,277,110
Deferred underwriting fee payable	36,225,000
Total Liabilities	221,018,421

Commitments and Contingencies

Class A common stock subject to possible redemption, 81,055,306 shares at $10.00 per share	810,553,063

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 22,444,694 issued and outstanding (excluding 81,055,306 shares subject to possible redemption)	2,244
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 25,875,000 shares issued and outstanding	2,588
Additional paid-in capital	119,427,819
Accumulated deficit	(114,432,650)
Total Stockholders’ Equity	5,000,001
Total Liabilities and Stockholders’ Equity	$1,036,571,485

The accompanying notes are an integral part of the financial statements.

FOLEY TRASIMENE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Formation and general and administrative expenses	$3,258,112
Loss from operations	(3,258,112)

Other income:
Loss on change in fair value of warrant liability	(57,599,000)
Loss on change in fair value of FPA liability	(54,277,110)
Interest earned on marketable securities held in Trust Account	849,267

Loss before provision for income taxes	(114,284,955)
Provision for income taxes	(147,695)
Net loss	$(114,432,650)

Weighted average shares outstanding of Class A redeemable common stock	103,500,000
Basic and diluted income per share, Class A	$0.01

Weighted average shares outstanding of Class B non-redeemable common stock	25,875,000
Basic and diluted net loss per share, Class B	$(4.44)

The accompanying notes are an integral part of the financial statements.

FOLEY TRASIMENE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsors	—	—	25,875,000	2,588	22,412	—	25,000

Sale of 103,500,000 Units, net of allocation to warrant liabilities, underwriting discounts and other offering costs	103,500,000	10,350	—	—	928,739,696	—	928,750,04

Excess of cash received over fair value of private placement warrants	—	—	—	—	1,210,668	—	1,210,668

Class A common stock subject to possible redemption	(81,055,306)	(8,106)	—	—	(810,544,957)	—	(810,553,063)

Net loss	—	—	—	—	—	(114,432,650)	(114,432,650)
Balance – December 31, 2020	22,444,694	$2,244	25,875,000	$2,588	$119,427,819	$(114,432,650)	$5,000,001

The accompanying notes are an integral part of the financial statements.

FOLEY TRASIMENE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 26, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Cash Flows from Operating Activities:
Net loss	$(114,432,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of warrant liability	57,599,000
Loss on change in fair value of FPA liability	54,277,110
Interest earned on marketable securities held in Trust Account	(849,267)
Changes in operating assets and liabilities:
Prepaid expenses	(225,747)
Accrued expenses	2,980,284
Income taxes payable	147,695
Net cash used in operating activities	(503,575)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,035,000,000)
Net cash used in investing activities	(1,035,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts and other offering costs paid	1,014,300,000
Proceeds from sale of Private Placement Warrants	22,700,000
Proceeds from promissory note - related party	250,000
Repayment of promissory note - related party	(250,000)
Payment of offering costs	(1,024,954)
Net cash provided by financing activities	1,036,000,046

Net Change in Cash	496,471
Cash – Beginning of period	—
Cash – End of period	$496,471

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$924,978,987
Initial classification of warrant liability	$69,789,333
Change in value of Class A common stock subject to possible redemption	$(114,425,924)
Deferred underwriting fee payable	$36,225,000

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

Management has determined that the Company has access to funds from the Sponsors, and the Sponsors have the financial wherewithal to fund the Company, that are sufficient to fund the Company's working capital needs until the consummation of an initial business combination or for a minimum of one year from the date of issuance of the financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. Correction of an Error in Previously Issued Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we re-evaluated the accounting for Warrants (as defined in Note 4) and FPAs (as defined in Note 7) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Warrants and FPAs meet the definition of a derivative under ASC 815-40, we have restated the financial statements to classify the Warrants and FPAs as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive income (loss) at each reporting date.

The Company's prior accounting treatment for the Warrants and FPAs was equity classification rather than as derivative liabilities. Accounting for the Warrants and FPAs as liabilities pursuant to ASC 815-40 requires that the Company re-measure the Warrants and FPAs to their fair value each reporting period and record the changes in such value in the statement of operations. Accordingly, the Company has restated the value and classification of the Warrants and FPAs in the Company's financial statements included herein (“Restatement”).

The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein, each prior interim period of the current fiscal year, and as of the date of the Company’s consummation of its IPO.

	As of
	December 31, 2020
	As Reported	As Restated	Difference
Balance Sheet
Warrant liability	$—	$127,388,332	$127,388,332
FPA liability	—	54,277,110	54,277,110
Total Liabilities	39,352,979	221,018,421	181,665,442
Class A common stock subject to possible redemption	992,218,500	810,553,063	(181,665,437)
Class A common stock, $0.0001 par value	428	2,244	1,816
Additional paid-in capital	7,553,530	119,427,819	111,874,289
Accumulated deficit	(2,556,540)	(114,432,650)	(111,876,110)
Total Stockholder’s Equity	5,000,006	5,000,001	(5)

	For the Period from March 26, 2020
	Through December 31, 2020
	As Reported	As Restated	Difference
Statements of Operations
Loss on change in fair value of warrant liability	$—	$(57,599,000)	$(57,599,000)
Loss on change in fair value of FPA liability	—	(54,277,110)	(54,277,210)
Loss before provision for income taxes	(2,408,845)	(114,284,955)	(111,876,110)
Net loss	$(2,556,540)	$(114,432,650)	$(111,876,110)
Per Share Data:
Basic and diluted net loss per share, Class B	$(0.12)	$(4.44)	$(4.32)

	As of
	September 30, 2020
	As Reported	As Restated	Difference
Balance Sheet
Warrant liability	$—	$112,927,999	$112,927,999
FPA liability	—	35,392,825	35,392,825
Total Liabilities	36,454,065	184,774,889	148,320,824
Class A common stock subject to possible redemption	994,929,100	846,608,276	(148,320,824)
Class A common stock, $0.0001 par value	401	1,884	1,483
Additional paid-in capital	4,842,957	83,372,965	78,530,008
Retained earnings (accumulated deficit)	154,057	(78,377,434)	(78,531,491)

	Three Months Ended			For the Period from March 26, 2020
	September 30, 2020			Through September 30, 2020
	As Reported	As Restated	Difference	As Reported	As Restated	Difference
Statements of Operations
Loss on change in fair value of warrant liability	$—	$(31,033,000)	$(31,033,000)	$—	$(43,138,666)	$(43,138,666)
Loss on change in fair value of FPA liability	—	(16,482,904)	(16,482,904)	—	(35,392,825)	(35,392,825)
Income (loss) before provision for income taxes	228,054	(47,287,850)	(47,515,904)	242,106	(78,289,385)	(78,531,491)
Net income (loss)	155,641	(47,360,263)	(47,515,904)	154,057	(78,377,434)	(78,531,491)
Per Share Data:
Basic and diluted net less per share, Class B	—	(1.84)	(1.84)	$(0.01)	$(3.04)	(3.03)

	As of
	June 30, 2020
	As Reported	As Restated	Difference
Balance Sheet
Warrant liability	$—	$81,894,999	$81,894,999
FPA liability	—	18,909,921	18,909,921
Total Liabilities	36,949,650	137,754,569	100,804,919
Class A common stock subject to possible redemption	994,773,460	893,968,540	(100,804,920)
Class A common stock, $0.0001 par value	402	1,410	1,008
Additional paid-in capital	4,998,596	36,013,175	36,014,579
Accumulated deficit	(1,584)	(31,017,172)	(31,015,588)

	Three Months Ended			For the Period from March 26, 2020
	June 30, 2020			Through June 30, 2020
	As Reported	As Restated	Difference	As Reported	As Restated	Difference
Statements of Operations
Loss on change in value of warrant liability	$—	$(12,105,667)	$(12,105,667)	$—	$(12,105,667)	$(12,105,667)
Loss on change in fair value of FPA liability	—	(18,909,921)	(18,909,921)	—	(18,909,921)	(18,909,921)
Income (loss) before provision for income taxes	15,011	(31,000,577)	(31,015,588)	14,052	(31,001,536)	(31,015,588)
Net loss	$(625)	$(31,016,213)	$(31,015,588)	$(1,584)	$(31,017,172)	$(31,015,588)
Per Share Data:
Basic and diluted net less per share, Class B	$—	$(1.20)	$(1.20)	$—	$(1.20)	$(1.20)

	As of
	May 29, 2020
	As Reported	As Restated	Difference
Balance Sheet
Warrant liability	$—	$69,789,333	$69,789,333
Total Liabilities	36,881,502	106,670,835	69,789,333
Class A common stock subject to possible redemption	994,768,320	924,978,987	(69,789,333)
Class A common stock, $0.0001 par value	402	1,100	698
Additional Paid in Capital	5,003,736	5,003,038	(698)

Total operating, investing and financing cash flows for all periods herein and in all previous interim periods were not impacted by the Restatement.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPAs as either equity-classified or liability-classified instruments based on an assessment of the specific terms the and of the Warrants and FPAs applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPAs are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model. The fair value of the FPAs has been estimated using an adjusted net assets method. See Note 9 for further discussion of the pertinent terms of the Warrants and Note 11 for further discussion of the methodology used to determine the value of the Warrants and FPAs.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 81,055,306 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

December 31,
2020
(As restated)
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$849,267
Income and Franchise Tax	(293,653)
Net Earnings	$555,614
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	103,500,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.01

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(114,432,650)
Redeemable Net Earnings	(555,614)
Non-Redeemable Net Loss	$(114,988,264)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	25,875,000
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(4.44)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 103,500,000 Units, at $10.00 per Unit, which includes the full exercise by the underwriters of their option to purchase an additional 13,500,000 Units. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each whole warrant, a “Public Warrant” and collectively with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Forward Purchase Agreements

In May 2020, the Company entered into forward purchase agreements with each of Cannae Holdings, Inc. and THL FTAC LLC (the “FPAs”). Pursuant to each agreement, Cannae Holdings, Inc. and THL FTAC LLC have each agreed to purchase shares of the Company’s Class A common stock in an aggregate share amount equal to 15,000,000 shares of the Company’s Class A Common stock (or a total of 30,000,000 shares of the Company’s Class A common stock), plus an aggregate of 5,000,000 redeemable warrants (or a total of 10,000,000 redeemable warrants) to purchase one share of the Company’s Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000 (or a total of $300,000,000), or $10.00 for one share of the Company’s Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the FPAs will be identical to the warrants underlying the Units sold in the Initial Public Offering.

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

Under the FPAs, the Company will provide a right of first offer to Cannae Holdings, Inc. and THL FTAC LLC, if the Company proposes to raise additional capital by issuing any equity, or securities convertible into, exchangeable or exercisable for equity securities, other than the units and certain excluded securities. In addition, if the Company seeks stockholder approval of a Business Combination, each of Cannae Holdings, Inc. and THL FTAC LLC has agreed under the forward purchase agreements to vote any shares of Class A common stock owned by each of Cannae Holdings, Inc. and THL FTAC LLC in favor of any proposed initial Business Combination.

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

NOTE 8. STOCKHOLDERS’ EQUITY

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

Class A Common Stock.   The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 22,444,694 shares of Class A common stock issued or outstanding excluding 81,055,306 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the Public Warrants is then effective and a prospectus relating thereto is current or a valid exemption from registration is available. No Public Warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless the Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31,
2020
As Restated
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation of warrant liability	(10.5)%
Change in valuation of FPA liability	(10.0)%
Change in valuation allowance	(0.6)%
Income tax provision	(0.1)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

Cash Held in Trust

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

Warrant Liability

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the Company's fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$87,285,000	$—	$—	$87,285,000
Private Placement Warrants	—	—	40,103,332	40,103,332
Total warrant liabilities	$87,285,000	$—	$40,103,332	$127,388,332
FPA liability	—	—	54,277,110	54,277,110

The Public Warrants were valued using the instrument’s publicly listed trading price (NYSE: WPF.WS) as of the balance sheet date.

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Model uses a Black Scholes Option Pricing Model that is modified to reduce the value of the Private Placement Warrants for a discount for the lack of marketability of the instrument as well as for the probability of consummation of the Business Combination. The primary unobservable inputs utilized in determining the fair value of the Private Placement Warrants is the discount for lack of marketability and the probability of consummation of the Business Combination. The discount for lack of marketability was determined using the Finnerty Model at 11.0%. The probability assigned to the consummation of the Business Combination was 95% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement
Warrant Liability
Fair value, May 29, 2020	$21,489,333
Loss on change in fair value (1)	18,613,999
Fair value, December 31, 2020	$40,103,332

(1)  Represents the non-cash loss on change in valuation of the Private Placement Warrants and is included in Loss on change in fair value of warrant liability on the statement of operations.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in July 2020, when the Public Warrants were separately listed and traded.

FPA Liability

The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $300 million pursuant to the FPAs is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPAs. The fair value of the common stock and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $300 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of December 31, 2020, the probability assigned to the consummation of the Business Combination was 95% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA
Liability
Fair value, May 29, 2020	$—
Loss on change in fair value (1)	54,277,110
Fair value, December 31, 2020	$54,277,110

_____________________________________

(1) Represents the non-cash loss on change in valuation of the FPA liability and is included in Loss on change in fair value of FPA liability on the statement of operations.

NOTE 12. SUBSEQUENT EVENTS

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

No.	Description of Exhibits

2.1	Business Combination Agreement. (1)
3.1	Second Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
4.1	Specimen Unit Certificate. (4)
4.2	Specimen Class A Common Stock Certificate. (4)
4.3	Specimen Warrant Certificate. (4)
4.4	Description of registrant’s securities (6)
4.5	Warrant Agreement, dated May 29, 2020, between the Company and Continental Stock Transfer & Trust Company (2)
10.1	Investment Management Trust Agreement, dated May 29, 2020, between the Company and Continental Stock Transfer & Trust Company. (2)
10.2	Registration Rights Agreement, dated May 29, 2020, among the Company, the Sponsors and certain other security holders named therein. (2)
10.3	Private Placement Warrants Purchase Agreement, dated May 26, 2020, between the Company and the Sponsors. (2)
10.4	Administrative Services Agreement, dated May 22, 2020, between the Company and Cannae Holdings, Inc. (2)
10.5	Letter Agreement, dated May 29, 2020, between the Company and the Sponsors. (2)
10.6	Letter Agreement, dated May 29, 2020, between the Company and each of its officers and directors. (2)
10.7	An Indemnity Agreement, dated May 29, 2020, between the Company and William P. Foley, II. (2)
10.8	An Indemnity Agreement, dated May 29, 2020, between the Company and Douglas K. Ammerman. (2)
10.9	An Indemnity Agreement, dated May 29, 2020, between the Company and Thomas M. Hagerty. (2)
10.10	An Indemnity Agreement, dated May 29, 2020, between the Company and Hugh R. Harris. (2)
10.11	An Indemnity Agreement, dated May 29, 2020, between the Company and Frank R. Martire, Jr. (2)
10.12	An Indemnity Agreement, dated May 29, 2020, between the Company and Richard N. Massey. (2)
10.13	An Indemnity Agreement, dated May 29, 2020, between the Company and Richard L. Cox. (2)
10.14	An Indemnity Agreement, dated May 29, 2020, between the Company and David W. Ducommun. (2)
10.15	An Indemnity Agreement, dated May 29, 2020, between the Company and Michael L. Gravelle. (2)
10.16	Amended and Restated Promissory Note, dated May 20, 2020, issued to affiliates of the Sponsors. (4)
10.17	Securities Subscription Agreement, dated April 7, 2020, between the Company and the Sponsors. (4)
10.18	Forward Purchase Agreement, dated May 8, 2020, between the Company and Cannae Holdings, Inc. (4)
10.19	Forward Purchase Agreement, dated May 8, 2020, between the Company and THL FTAC LLC. (4)
10.20	Form of Subscription Agreement. (1)
10.21	Amended and Restated Sponsor Agreement. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (5)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

*        Filed herewith

**        Furnished herewith

(1) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on January 27, 2021 and incorporated by reference herein.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on June 1, 2020 and incorporated by reference herein.

(3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on November 6, 2020 and incorporated by reference herein.

(4) Previously filed as an exhibit to the Company's Form S-1 (File No.333-238135) initially filed on May 8, 2020 and incorporated by reference herein.

(5) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K initially filed on February 26, 2021 and incorporated by reference herein.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Foley Trasimene Acquisition Corp.

By:	/s/ Richard N. Massey
Richard N. Massey
Chief Executive Officer and Director

April 28, 2021