Form 10-Q
period 2021-03-31
Foley Trasimene Acquisition Corp.
filed 2021-05-17
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	WPF.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	WPF	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	WPF.WS	The New York Stock Exchange

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

As of May 14, 2021, there were 103,500,000 shares of Class A common stock and 25,875,000 shares of Class B common stock of the registrant issued and outstanding.

FOLEY TRASIMENE ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	Unaudited Condensed Financial Statements	1

	Condensed Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2021 and for the Period from March 26, 2020 (inception) Through March 31, 2020 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021 and for the Period from March 26, 2020 (inception) Through March 31, 2020 (Unaudited)	3

	Condensed Statements of Cash Flows for three months ended March 31, 2021 and for the Period from March 26, 2020 (inception) Through March 31, 2020 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION		23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

SIGNATURES		25

i

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOLEY TRASIMENE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$236,123	$496,471
Prepaid expenses	179,165	225,747
Total Current Assets	415,288	722,218

Cash and investments held in Trust Account	1,035,985,318	1,035,849,267
TOTAL ASSETS	$1,036,400,606	$1,036,571,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$5,931,139	$2,980,284
Income taxes payable	165,766	147,695
Total Current Liabilities	6,096,905	3,127,979
Warrant liability	80,472,666	127,388,332
FPA liability	19,971,312	54,277,110
Deferred underwriting fee payable	36,225,000	36,225,000
Total Liabilities	142,765,883	221,018,421

Commitments and Contingencies

Class A common stock subject to possible redemption, 88,863,472 and 81,055,306 shares at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	888,634,720	810,553,063

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 14,636,528 and 22,444,694 shares issued and outstanding (excluding 88,863,472 and 81,055,306 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	1,464	2,244
Class B common stock, $0.00001 par value; 40,000,000 shares authorized; 25,875,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	2,588	2,588
Additional paid-in capital	41,346,941	119,427,819
Accumulated deficit	(36,350,990)	(114,432,650)
Total Stockholders’ Equity	5,000,003	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,036,400,606	$1,036,571,485

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,	For the Period from March 26, 2020 (Inception) Through March 31,
	2021	2020
Formation and general and administrative expenses	$3,257,784	$959
Loss from operations	(3,257,784)	(959)

Other income:
Interest earned on marketable securities held in Trust Account	136,051	—
Gain on change in fair value of FPA liability	34,305,798	—
Gain on change in fair value of warrant liability	46,915,666	—

Income (loss) before provision for income taxes	78,099,731	(959)
Provision for income taxes	(18,071)	—
Net income (loss)	$78,081,660	$(959)

Weighted average shares outstanding of Class A redeemable common stock	103,500,000	—
Basic and diluted net income per share, Class A	$0.00	$—

Weighted average shares outstanding of Class B non-redeemable common stock	25,875,000	—
Basic and diluted net income per share, Class B	$3.02	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional	Accumulated	Total
	Common Stock		Common Stock		Paid-in	(Deficit)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2021	22,444,694	$2,244	25,875,000	$2,588	$119,427,819	$(114,432,650)	$5,000,001

Change in value of common stock subject to possible redemption	(7,808,166)	(780)	—	—	(78,080,878)	—	(78,081,658)

Net income	—	—	—	—	—	78,081,660	78,081,660
Balance – March 31, 2021	14,636,528	$1,464	25,875,000	$2,588	$41,346,941	$(36,350,990)	$5,000,003

FOR THE PERIOD FROM MARCH 26, 2020 (INCEPTION) THROUGH MARCH 31, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – March 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(959)	(959)
Balance – March 31, 2020	—	$—	—	$—	$—	$(959)	$(959)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,	For the Period from March 26, 2020 (Inception) Through March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$78,081,660	$(959)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on change in fair value of FPA liability	(34,305,798)	—
Gain on change in fair value of warrant liability	(46,915,666)	—
Interest earned on marketable securities held in Trust Account	(136,051)	—
Changes in operating assets and liabilities:
Prepaid expenses	46,582	—
Accrued expenses	2,950,855	959
Income taxes payable	18,071	—
Net cash used in operating activities	(260,347)	—

Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities	—	—

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	—	—

Net Change in Cash	(260,347)	—
Cash – Beginning	496,471	—
Cash – End	$236,124	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in value of Class A common stock subject to possible redemption	$78,081,658	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Foley Trasimene Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on March 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). See Note 6 for discussion of the Company's Pending Business Combination and Business Combination Agreement. Unless explicitly stated, this report does not assume the closing of the Pending Business Combination.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from March 26, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. See Note 6 for discussion of the Company’s Pending Business Combination. Other than as specifically discussed, this report does not assume the closing of the Pending Business Combination or the transactions contemplated by the Business Combination Agreement.

The registration statement for the Company’s Initial Public Offering was declared effective on May 26, 2020. On May 29, 2020, the Company consummated the Initial Public Offering of 103,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares” and with respect to the warrants included in the Units sold, the “Public Warrants”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 13,500,000 Units, at $10.00 per Unit, generating gross proceeds of $1,035,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 15,133,333 warrants (the “Private Placement Warrants” and, collectively with the Public Warrants, the “Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Trasimene Capital Management FT, LP, an affiliate of Trasimene Capital Management, LLC, and Bilcar FT, LP, an affiliate of Bilcar Limited Partnership (collectively the “Sponsors”), generating gross proceeds of $22,700,000, which is described in Note 4.

Following the closing of the Initial Public Offering on May 29, 2020, an amount of $1,035,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve a Business Combination (including the Pending Business Combination) or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination (including the Pending Business Combination), including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination or the Pending Business Combination with respect to the Company’s warrants.

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

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

Liquidity and Going Concern Consideration

As of March 31, 2021, the Company had $236,123 in its operating bank account, and a working capital deficiency of approximately $5,680,000.

The Company's liquidity needs up to March 31, 2021 were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $250,000 from the Sponsor pursuant to the Promissory Note (defined below, see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Promissory Note as of May 29, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of March 31, 2021, there were no amounts outstanding under the Working Capital Loans.

Management has determined that the Company has access to funds from the Sponsors, and the Sponsors have the financial wherewithal to fund the Company, that are sufficient to fund its working capital needs until the consummation of a Business Combination or for a minimum of one year from the date of issuance of the financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination (including the Pending Business Combination).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on 10-K/A, as amended, as filed with the SEC on April 29, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 or December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, the 88,863,472 and 81,055,306 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPAs (as defined in Note 6) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPAs are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

The Company accounts for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the warrant and FPA liabilities.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $1,328,000 and $654,000, respectively, which had a full valuation allowance recorded against it of approximately $1,328,000 and $654,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded income tax expense of approximately $18,000, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2021 was approximately 0.02%, which differs from the expected income tax rate primarily due to the gains recorded on the change in fair value of the Company's warrant and FPA liabilities. The provision for income taxes was deemed to be immaterial for the period from March 26, 2020 (inception) through March 31, 2020.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share for the period, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding during the period. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31
2021
Redeemable Class A Common Stock
Numerator: Income allocable to Redeemable Class A Common Stock
Interest Income	$136,051
Income and Franchise Tax	(68,071)
Net Income	$67,980
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	103,500,000
Earnings per Share/Basic and Diluted Redeemable Class A Common Stock	$—

Non-Redeemable B Common Stock
Numerator: Net loss minus Redeemable Net Income
Net income	$78,081,660
Redeemable Net Income	(67,980)
Non-Redeemable Net Income	$78,013,680
Denominator: Weighted Average Non-Redeemable B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	25,875,000
Earnings per Share/Basic and Diluted Non-Redeemable B Common Stock	$3.02

Note: As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Fair Value of Financial Instruments

The fair value of the Company’s current assets and liabilities and deferred underwriting fees payable, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature. See Note 9 for further discussion of the fair values of the investments held in trust, warrant liability and FPA liability.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 103,500,000 Units, at $10.00 per Unit, which includes the full exercise by the underwriters of their option to purchase an additional 13,500,000 Units. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors purchased an aggregate of 15,133,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $22,700,000. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In April 2020, the Sponsors purchased 21,562,500 of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On May 18, 2020, Bilcar FT, LP transferred 4,312,500 of its Founder Shares to Trasimene Capital FT, LP at their original purchase price. On May 19, 2020, the Sponsors transferred 25,000 of the Founder Shares to each of the independent director nominees at their original purchase price. On May 26, 2020, the Company effected a stock dividend with respect to its Class B common stock of 4,312,500 shares thereof, resulting in an aggregate of 25,875,000 outstanding shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares included an aggregate of up to 3,375,000 Class B common stock subject to forfeiture by the Sponsors to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 3,375,000 Founder Shares are no longer subject to forfeiture.

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

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. No amounts have been borrowed under this arrangement as of March 31, 2021 or December 31, 2020.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 26, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsors up to $5,000 per month for office space, and administrative support services. For the three months ended March 31, 2021, the Company incurred and paid $15,000, in fees for these services.

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

Forward Purchase Agreements

In May 2020, the Company entered into forward purchase agreements (the “FPAs”) with each of Cannae Holdings, Inc. and THL FTAC LLC. Pursuant to each agreement, Cannae Holdings, Inc. and THL FTAC LLC have each agreed to purchase shares of the Company’s Class A common stock in an aggregate share amount equal to 15,000,000 shares of the Company’s Class A Common stock (or a total of 30,000,000 shares of the Company’s Class A common stock), plus an aggregate of 5,000,000 redeemable warrants (or a total of 10,000,000 redeemable warrants) to purchase one share of the Company’s Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000 (or a total of $300,000,000), or $10.00 for one share of the Company’s Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the FPAs will be identical to the warrants underlying the Units sold in the Initial Public Offering.

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

In connection with the forward purchase securities sold to Cannae Holdings and THL FTAC under the FPAs, the Company expects that the initial stockholders will receive (by way of an adjustment to the conversion terms of their existing shares of the Company’s Class B common stock) an aggregate number of shares of Class A common stock so that the initial stockholders, in the aggregate, on an as-converted basis, will hold 20% of the Company’s Class A common stock at the time of the closing of a Business Combination, after giving effect to the issuances under the FPAs.

Under the FPAs, the Company will provide a right of first offer to Cannae Holdings, Inc. and THL FTAC LLC, if the Company proposes to raise additional capital by issuing any equity, or securities convertible into, exchangeable or exercisable for equity securities, other than the units and certain excluded securities. In addition, if the Company seeks stockholder approval of a Business Combination, each of Cannae Holdings, Inc. and THL FTAC LLC has agreed under the FPAs to vote any shares of Class A common stock owned by each of Cannae Holdings, Inc. and THL FTAC LLC in favor of any proposed initial Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Combination Agreement

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

The Pending Business Combination is expected to be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement, including, among others: (i) approval of the Required FTAC Stockholder Approvals by FTAC’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of other required regulatory approvals, (iv) no order, statute, rule or regulation enjoining or prohibiting the consummation of the Business Combination being in force, (v) FTAC having at least $5,000,001 of net tangible assets as of the closing of the Business Combination, (vi) the Registration Statement on Form S-4 to be filed by Alight Pubco in connection with the Business Combination having become effective, (vii) the Alight Pubco Class A Common Stock having been approved for listing on the New York Stock Exchange, and (viii) customary bring down conditions related to the parties’ respective representations, warranties and pre-Closing covenants in the agreement. In addition, the obligation of Alight and the Tempo Blockers to consummate the Business Combination is conditioned upon, among other items, (A) the Available Cash Amount being at least $2,600,000,000 as of the closing of the Business Combination, and (B) each of the covenants of the parties to the Sponsor Agreement (as defined below) required to be performed as of or prior to the closing of the Business Combination having been performed in all material respects. FTAC’s obligation to consummate the Pending Business Combination is also conditioned on the delivery of written consents from the requisite equityholders of Alight and the Tempo Blockers adopting the Business Combination Agreement and approving the Pending Business Combination.

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock.   The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors are authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock.   The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 14,636,528 and 22,444,694 shares of Class A common stock issued or outstanding excluding 88,863,472 and 81,055,306 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock.   The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2021, there were 25,875,000 shares of Class B common stock issued and outstanding.

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

NOTE 8.  WARRANTS

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

FOLEY TRASIMENE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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
MARCH 31, 2021
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
MARCH 31, 2021
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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers into or out of Level 3 fair value measurements in the three months ended March 31, 2021.

Investments Held in Trust

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

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $383 and $383 in cash and $1,035,984,935 and $1,035,848,884 in U.S. Treasury securities, respectively. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2021	UBS Select Treasury Preferred Fund	1	$1,035,984,935	$—	$1,035,984,935

December 31,2020	U.S. Treasury Securities (Matured on 2/25/2021)	1	$1,035,848,884	$22,518	$1,035,871,402

Warrant and FPA Liabilities

The Warrants and FPAs are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the warrant and FPA liabilities are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$55,200,000	$—	$—	$55,200,000
Private Placement Warrants	—	—	25,272,666	25,272,666
Total warrant liabilities	$55,200,000	$—	$25,272,666	$80,472,666
FPA liability	$—	$—	$19,971,312	$19,971,312

As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$87,285,000	$—	$—	$87,285,000
Private Placement Warrants	—	—	40,103,332	40,103,332
Total warrant liabilities	$87,285,000	$—	$40,103,332	$127,388,332
FPA liability	$—	$—	$54,277,110	$54,277,110

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Model uses a Black Scholes Option Pricing Model that is modified to reduce the value of the Private Placement Warrants for a discount for the lack of marketability of the instrument as well as for the probability of consummation of the Business Combination. The model utilizes key inputs including the probability of consummation of a Business Combination, a discount for the lack of marketability, implied volatility of the underlying securities indirectly derived based on comparable public company trading data, risk free interest rates based on US treasury rates, the expected time to consummation of a Business Combination based on the probability of consummation and expiration date of the warrants based on the contractual warrant terms. The primary unobservable inputs utilized in determining the fair value of the Private Placement Warrants is the discount for lack of marketability and the probability of consummation of the Business Combination. The discount for lack of marketability was determined using the Finnerty Model at 11.0%. The probability assigned to the consummation of the Business Combination was 95% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement
Warrant Liability
Fair value, December 31, 2020	$40,103,332
Gain on change in fair value (1)	(14,830,666)
Fair value, March 31, 2021	$25,272,666

(1) Represents the non-cash gain on the change in valuation of the Private Placement Warrants and is included in Gain on change in fair value of warrant liability on the unaudited condensed statement of operations.

The liability for the FPAs was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $300 million pursuant to the FPAs is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPAs. The fair value of the common stock and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $300 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The method uses key inputs including probability of consummation of a business combination, the contractual fixed purchase commitment of $300 million, the publicly listed trading prices of the underlying securities to be purchased pursuant to the FPAs, risk free interest rates based on US treasury rates and the expected time to consummation of a Business Combination based on the probability of consummation. The primary unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of December 31, 2020, the probability assigned to the consummation of the Business Combination was 95% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA
Liability
Fair value, December 31, 2020	$54,277,110
Gain on change in fair value (1)	(34,305,798)
Fair value, March 31, 2021	$19,971,312

(1) Represents the non-cash gain on the change in valuation of the FPA liability and is included in Gain on change in fair value of FPA liability on the unaudited condensed statement of operations.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Foley Trasimene Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsors” refer to Trasimene Capital Management FT, LP, an affiliate of Trasimene Capital Management, LLC, and Bilcar FT, LP, an affiliate of Bilcar Limited Partnership. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report and the audited financial statements and Management Discussion and Analysis contained in the Company Form 10-K/A for the period ended December 31, 2020. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 29, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Pending Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement. Subject to the satisfaction of requisite conditions, we expect the Pending Business Combination to close in the second quarter of 2021. Unless explicitly stated, this Quarterly Report does not assume the closing of the Pending Business Combination.

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

For the three months ended March 31, 2021, we had net income of $78,081,660, which consists of consists of non-cash gains of $46,915,666 and $34,305,798 related to changes in the fair value of the Warrants and FPAs, respectively, formation and operating costs of $3,257,784 and interest income on marketable securities held in the Trust Account of $136,051, offset by a provision for income taxes of $18,071.

For the period from March 26, 2020 (inception) through March 31, 2020, we had a net loss of $959, which consists exclusively of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $236,123 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to continue business due diligence on prospective target businesses, and structure, negotiate and complete our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

In May 2020, the Company entered into forward purchase agreements (the “FPAs”) with each of Cannae Holdings, Inc. and THL FTAC LLC. Pursuant to each agreement, Cannae Holdings, Inc. and THL FTAC LLC have each agreed to purchase shares of the Company’s Class A common stock in an aggregate share amount equal to 15,000,000 shares of the Company’s Class A Common stock (or a total of 30,000,000 shares of the Company’s Class A common stock), plus an aggregate of 5,000,000 redeemable warrants (or a total of 10,000,000 redeemable warrants) to purchase one share of the Company’s Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000 (or a total of $300,000,000), or $10.00 for one share of the Company’s Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the FPAs will be identical to the warrants underlying the Units sold in the Initial Public Offering.

As of March 31, 2021, we had cash and marketable securities of $1,035,985,318 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended March 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the three months ended March 21, 2021, cash used in operating activities was $260,347. Net income of $78,081,660 was affected by the non-cash gain on the change in fair value of the Warrants of $46,915,666, non-cash gain on the change in fair value of the FPAs of $34,305,798, interest earned on marketable securities held in the Trust Account of $136,051 and changes in operating assets and liabilities, which provided $3,015,508 of cash from operating activities.

For the period from March 26, 2020 (inception) through March 31, 2020, cash used in operating activities was $0. Net loss of $959 was affected by changes in operating assets and liabilities, which provided $959 of cash from operating activities.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements within the meaning of the applicable SEC rules as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

See discussion under the header Liquidity and Capital Resources above for discussion of our obligation to issue securities pursuant to the FPAs and discussion under the header Recent Developments for discussion of the Pending Business Combination and related Business Combination Agreement.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve a Business Combination (including the Pending Business Combination) or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination (including the Pending Business Combination), including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination or the Pending Business Combination with respect to the Company’s warrants.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPAs as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPAs are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. See Note 8 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the warrant and FPA liabilities.

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

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account for the period, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding during the period. Net income (loss) per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock for the period, by the weighted average number of shares of Class B non-redeemable common stock outstanding during the period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting to the classification of the Company's Warrants or FPAs as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the Revision of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on March 1, 2021 and our Form 10-K/A filed with the SEC on April 29, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

FOLEY TRASIMENE ACQUISITION CORP.

Date: May 17, 2021		/s/ Richard N. Massey
	Name:	Richard N. Massey
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)