Form 10-Q
period 2021-06-30
Alight, Inc. / Delaware
filed 2021-08-16
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39299

ALIGHT, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-1849232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Overlook Point Lincolnshire, Il 60069
(Address of Principal Executive Offices, including zip code)

(224) 737-7000
(Registrant’s telephone number, including area code)

Foley Trasimene Acquisition Corp., 1701 Village Center Circle, Las Vegas, NV 89134
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A common stock, par value $0.0001 per share	ALIT	The New York Stock Exchange
Warrants to purchase one share of Class A common stock	ALIT. WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
⌧ Non-accelerated filer	☐ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of July 2, 2021, there were 446,790,011 shares of Class A common stock outstanding.

EXPLANATORY NOTE

On July 2, 2021 (the “Closing Date”), Foley Trasimene Acquisition Corp. (“FTAC”), a Delaware corporation n/k/a Alight Group, Inc., completed its previously announced business combination transaction (the “Alight Business Combination”) contemplated by the Amended and Restated Business Combination Agreement (the “Business Combination Agreement”), dated as of April 29, 2021, by and among FTAC, Tempo Holding Company, LLC, a Delaware limited liability company (“Tempo”), Alight, Inc., a Delaware corporation (“Alight”), Acrobat SPAC Merger Sub, Inc., a Delaware corporation (“FTAC Merger Sub”), Acrobat Merger Sub, LLC, a Delaware limited liability company (“Tempo Merger Sub”), Acrobat Blocker 1 Corp., Acrobat Blocker 2 Corp., Acrobat Blocker 3 Corp. and Acrobat Blocker 4 Corp., each of which is a Delaware corporation (the “Blocker Merger Subs”), Tempo Blocker I, LLC, a Delaware limited liability company (“Tempo Blocker 1”), Tempo Blocker II, LLC, a Delaware limited liability company (“Tempo Blocker 2”), Blackstone Tempo Feeder Fund VII, L.P., a Delaware limited partnership (“Tempo Blocker 3”), New Mountain Partners IV Special (AIV-E2), LP, a Delaware limited partnership (“Tempo Blocker 4” and, together with Tempo Blocker 1, Tempo Blocker 2, Tempo Blocker 3 and Tempo Blocker 4, the “Tempo Blockers”) and New Mountain Partners IV Special (AIV-E), LP, a Delaware limited partnership.

On the Closing Date, pursuant to the Business Combination Agreement, among other things, (i) FTAC Merger Sub merged with and into FTAC, with FTAC being the surviving corporation in the merger and becoming a subsidiary of Alight (the “FTAC Merger”) and being renamed Alight Group, Inc. (in such capacity, the “FTAC Surviving Corporation”), (ii) Tempo Merger Sub merged with and into Tempo, with Tempo being the surviving company in the merger (the “Tempo Merger”), becoming a subsidiary of Alight and being renamed Alight Holding Company, LLC (in such capacity, “Alight Holdings”) and (iii) each of the Blocker Merger Subs merged with and into the correspondingly numbered Tempo Blocker, with the applicable Tempo Blocker being the surviving entity in such mergers. As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings (the “Alight Holdings Operating Agreement”) that went into effect upon the completion of the Alight Business Combination.

Unless stated otherwise, this report contains information about FTAC before the Alight Business Combination. This Report covers a period prior to the closing of the Alight Business Combination. As a result, references in this report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Alight Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION		1

Item 1.	Unaudited Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2021 and 2020, for the Six Months Ended June 30, 2021, and for the Period from March 26, 2020 (inception) to June 30, 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and for the Period from March 26, 2020 (inception) to June 30, 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for Six Months Ended June 30, 2021 and for the Period from March 26, 2020 (inception) to June 30, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION		26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27

SIGNATURES		28

i

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$14,551	$496,471
Prepaid expenses	137,915	225,747
Total Current Assets	152,466	722,218

Investments held in Trust Account	1,036,010,297	1,035,849,267
TOTAL ASSETS	$1,036,162,763	$1,036,571,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$8,901,247	$2,980,284
Income taxes payable	11,060	147,695
Due to sponsor	1,138,058	—
Total Current Liabilities	10,050,365	3,127,979

Warrant liability	105,507,333	127,388,332
Forward purchase liability	15,000,822	54,277,110
Deferred underwriting fee payable	36,225,000	36,225,000
Total Liabilities	166,783,520	221,018,421

Commitments and Contingencies

Class A common stock subject to possible redemption, 86,437,924 and 81,055,306 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	864,379,240	810,553,063

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 17,062,076 and 22,444,694 shares issued and outstanding (excluding 86,437,924 and 81,055,306 shares subject to possible redemption as of June 30, 2021 and December 31, 2020, respectively)	1,706	2,244
Class B common stock, $0.00001 par value; 40,000,000 shares authorized; 25,875,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,588	2,588
Additional paid-in capital	65,602,179	119,427,819
Accumulated deficit	(60,606,470)	(114,432,650)
Total Stockholders’ Equity	5,000,003	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,036,162,763	$1,036,571,485

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period
				from March 26,
	Three Months		Six Months	2020 (Inception)
	Ended		Ended	through
	June 30,		June 30,	June 30,
	2021	2020	2021	2020

Formation and general and administrative expenses	$4,175,988	$109,445	$7,433,772	$110,404
Loss from operations	(4,175,988)	(109,445)	(7,433,772)	(110,404)

Other income (loss):
Interest earned on marketable securities held in Trust Account	24,979	124,456	161,030	124,456
Change in fair value of forward purchase liability	4,970,490	(18,909,921)	39,276,288	(18,909,921)
Change in fair value of warrant liability	(25,034,667)	(12,105,667)	21,880,999	(12,105,666)
Total other income (loss), net	(20,039,198)	(30,891,132)	61,318,317	(30,891,131)

Income (loss) before provision for income taxes	(24,215,186)	(31,000,577)	53,884,545	(31,001,535)
Provision for income taxes	(40,294)	(15,636)	(58,365)	(15,636)
Net income (loss)	$(24,255,480)	$(31,016,213)	$53,826,180	$(31,017,171)

Weighted average shares outstanding, Class A redeemable common stock	103,500,000	103,500,000	103,500,000	103,500,000

Basic and diluted net income per share, Class A	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable common stock	25,875,000	25,875,000	25,875,000	25,875,000

Basic and diluted net income (loss) per share, Class B	$(0.94)	$(1.20)	$2.08	$(1.20)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	22,444,694	$2,244	25,875,000	$2,588	$119,427,819	$(114,432,650)	$5,000,001

Change in value of common stock subject to possible redemption	(7,808,166)	(780)	—	—	(78,080,878)	—	(78,081,658)

Net income	—	—	—	—	—	78,081,660	78,081,660

Balance – March 31, 2021(unaudited)	14,636,528	$1,464	25,875,000	$2,588	$41,346,941	$(36,350,990)	$5,000,003

Change in value of common stock subject to possible redemption	2,425,548	242	—	—	24,255,238	—	24,255,480

Net loss	—	—	—	—	—	(24,255,480)	(24,255,480)

Balance - June 30, 2021 (unaudited)	17,062,076	$1,706	25,875,000	$2,588	$65,602,179	$(60,606,470)	$5,000,003

FOR THE PERIOD FROM MARCH 26, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - March 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(959)	(959)

Balance – March 31, 2020 (unaudited)	—	$—	—	$—	$—	$(959)	$(959)

Issuance of class B common stock to Sponsors	—	—	25,875,000	2,588	22,412	—	25,000

Sale of 103,500,000 Units, net of underwriting discounts and offering expenses	103,500,000	10,350	—	—	977,039,696	—	977,050,046

Sale of 15,133,133 Private Placement Warrants	—	—	—	—	22,700,000	—	22,700,000

Common stock subject to redemption	(89,396,854)	(8,940)	—	—	(893,959,600)	—	(893,968,540)

Initial classification of warrant liability	—	—	—	—	(69,789,333)	—	(69,789,333)

Net loss	—	—	—	—	—	(31,016,212)	(31,016,212)

Balance – June 30, 2020 (unaudited)	14,103,146	$1,410	25,875,000	$2,588	$36,013,175	$(31,017,171)	$5,000,002

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALIGHT, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the
		Period
		from March
		26, 2020
	Six Months	(Inception)
	Ended	Through
	June 30,	June 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$53,826,180	$(31,017,171)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of forward purchase liability	(39,276,288)	18,909,921
Change in fair value of warrant liability	(21,880,999)	12,105,666
Interest earned on marketable securities held in Trust Account	(161,030)	(124,456)
Changes in operating assets and liabilities:
Prepaid expenses	87,832	(313,467)
Accrued expenses	5,920,962	89,014
Income taxes payable	(136,635)	15,636
Due to sponsor	1,138,058	—
Net cash used in operating activities	(481,920)	(334,857)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(1,035,000,000)
Net cash used in investing activities	—	(1,035,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	1,014,300,000
Proceeds from sale of Private Placement Warrants	—	22,700,000
Proceeds from promissory note - related party	—	250,000
Repayment of promissory note - related party	—	(250,000)
Payment of offering cost	—	(404,954)
Net cash provided by financing activities	—	1,036,620,046

Net Change in Cash	(481,920)	1,285,189
Cash – Beginning	496,471	—
Cash - End	$14,551	$1,285,189

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Change in value of Class A common stock subject to possible redemption	$(53,826,178)	$(31,010,447)
Initial classification of Class A common stock subject to possible redemption	$—	$924,978,987
Offering costs included in accrued offering costs	$—	$620,000
Deferred underwriting fee payable	$—	$36,225,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Alight Group, Inc. (f/k/a Foley Trasimene Acquisition Corp.) (the “Company”) was incorporated in Delaware on March 26, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Alight Business Combination

On July 2, 2021 (the “Closing Date”), FTAC completed the Alight Business Combination contemplated by the Business Combination Agreement. On the Closing Date, pursuant to the Business Combination Agreement, among other things, (i) FTAC Merger Sub merged with and into FTAC, with FTAC being the surviving corporation in the merger and becoming a subsidiary of Alight (the “FTAC Merger”) and being renamed Alight Group, Inc. (in such capacity, the “FTAC Surviving Corporation”), (ii) Tempo Merger Sub merged with and into Tempo, with Tempo being the surviving company in the merger (the “Tempo Merger”), becoming a subsidiary of Alight and being renamed Alight Holding Company, LLC (in such capacity, “Alight Holdings”) and (iii) each of the Blocker Merger Subs merged with and into the correspondingly numbered Tempo Blocker, with the applicable Tempo Blocker being the surviving entity in such mergers. As a result of the Alight Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Alight Holdings Operating Agreement that went into effect upon the completion of the Alight Business Combination.

Capitalized terms not otherwise defined herein have the meaning set forth in FTAC’s definitive proxy statement and Alight’s final prospectus filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) in connection with the Business Combination on June 4, 2021 (the “Proxy Statement/Prospectus”).

Alight Capital Structure

As a result of the Business Combination and pursuant to the Amended and Restated Certificate of Incorporation of the Company (the “Alight Charter”), Alight’s capital stock is now comprised of: (i) Class A common stock, par value $0.0001 per share (the “Alight Class A common stock”), which is traded on the New York Stock Exchange (the “NYSE”), (ii) Class B-1 common stock, par value $0.0001 per share (the “Alight Class B-1 common stock”), (iii) Class B-2 common stock, par value $0.0001 per share (the “Alight Class B-2 common stock”), (iv) Class B-3 common stock, par value $0.0001 per share, no shares of which are issued or outstanding, (v) Class V common stock, par value $0.0001 per share (the “Alight Class V Common Stock”), which are issued to holders of Class A Units of Alight Holdings (“Class A Units”) and provide voting rights in Alight and (vi) and preferred stock, which may be issued in from time to time by the board of directors of Alight (the “Alight Board”). The rights, powers, preferences and privileges of Alight’s capital stock are described in more detail in the Proxy Statement/Prospectus under the sections titled “Description of the Company’s Securities” and “Comparison of Stockholders’ Rights”.

Consideration

Pursuant to the terms of the Business Combination Agreement, at the effective time of the FTAC Merger (the “FTAC Effective Time”), the 119,298,699 shares of FTAC’s Class A common stock, par value $0.0001 per share, issued and outstanding (after giving effect to redemptions and the closing of the transactions contemplated by FTAC’s forward purchase agreements) and 23,287,500 shares of FTAC’s Class B common stock, par value $0.0001 per share, issued and outstanding (after giving effect to certain forfeitures thereof) were automatically converted into shares of Alight Class A common stock on a one-for-one basis (or an aggregate of 142,586,199 shares of Alight Class A common stock). In addition, at the FTAC Effective Time, each FTAC warrant that was outstanding immediately prior to the FTAC Effective Time, each of which entitled the holder thereof to purchase one share of FTAC Class A Common Stock at a price of $11.50 per share (each, an “FTAC Warrant”) was, pursuant to the Business Combination Agreement and in accordance with the Warrant Agreement and the Warrant Assumption Agreement (each as defined below), automatically and irrevocably modified and exchanged for a warrant to purchase the same number of share(s) of Alight Class A common stock on the same terms and otherwise pursuant to the Warrant Agreement.

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Alight was appointed and admitted as the managing member of Alight Holdings upon the effective time of the Tempo Merger (the “Tempo Effective Time”). Alight, as the managing member of Alight Holdings, has the sole authority to manage Alight Holdings in accordance with the Alight Holdings Operating Agreement and applicable law. No other member of Alight Holdings has the right to participate in or have any control over the business of Alight Holdings, and except for certain limited consent rights set forth in the Alight Holdings Operating Agreement, no member other than Alight (in its capacity as the managing member) has any right to vote on any matter involving Alight Holdings. The managing member solely manages the business, property and affairs of Alight Holdings, and the managing member cannot be removed or replaced except by the incumbent managing member.

The aggregate consideration paid at the Closing to Tempo and Tempo Blocker securityholders was approximately $1.016 billion in cash, (ii) a number of shares of Alight Class A Common Stock and Class A Units of Alight Holdings (together with an equal number of shares of Alight Class V common stock) in the aggregate equal to 226,663,750, (iii) a number of shares of Alight Class B-1 common stock and Class B-1 Units of Alight Holdings (“Class B-1 Units”) in the aggregate equal to 7,500,000 and (iv) a number of shares of Alight Class B-2 common stock and Class B-2 Units of Alight Holdings (“Class B-2 Units”) in the aggregate equal to 7,500,000, which consideration was allocated among such holders pursuant to the allocation schedule provided by Tempo pursuant to the Business Combination Agreement.

The description of the Business Combination Agreement, the Alight Business Combination and related transactions in this report does not purport to be complete and is subject, and qualified in its entirety by reference, to the full text of the Business Combination Agreement and other exhibits which are attached as exhibits to the Form 8-K filed by the Company on July 12, 2021.

Business Prior to the Business Combination

All activity for the period from March 26, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for an initial business combination and consummating the Alight Business Combination.

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

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on 10-K/A, as amended, as filed with the SEC on April 29, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant forward purchase liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 or December 31, 2020.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $57,949,954 were charged to stockholders’ equity upon the completion of the Initial Public Offering

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, the 86,437,924 and 81,055,306 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

Warrant and Forward Purchase Liabilities

The Company accounts for the Warrants and FPAs (as defined in Note 6) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPAs are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.

The Company accounts for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The liabilities for the Warrants and FPAs are included in Warrant liability and Forward purchase liability, respectively, on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants and FPAs.

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $2,192,000 and $654,000, respectively, which had a full valuation allowance recorded against it of approximately $2,192,000 and $654,000, respectively.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded income tax expense of approximately $40,000 and $58,000, respectively, primarily related to taxes on interest income earned on the Trust Account. The Company’s effective tax rate for the six months ended June 30, 2021 was approximately 0.02%, which differs from the expected income tax rate primarily due to the gains recorded on the change in fair value of the Company’s warrant and FPA liabilities. The provision for income taxes was deemed to be immaterial for the period from March 26, 2020 (inception) through June 30, 2020.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and Private Placement Warrants to purchase 49,633,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

The Company’s unaudited condensed consolidated statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share for the period, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of shares of Class A redeemable common stock outstanding during the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

				For the Period
				From
				March 26,2020
	Three Months		Six Months	(inception)
	Ended		Ended	through
	June 30,		June 30,	June 30,
	2021	2020	2021	2020
Redeemable Class A Common Stock
Numerator: Income allocable to Redeemable Class A Common Stock
Interest Income	$24,979	$124,456	$161,030	$124,456
Income and Franchise Tax	(24,979)	(66,000)	(161,030)	(66,000)
Net Income	$—	$58,456	$—	$58,456
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	103,500,000	103,500,000	103,500,000	103,500,000
Earnings per Share/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00	$0.00	$0.00

Non-Redeemable B Common Stock
Numerator: Net loss minus Redeemable Net Income
Net income (loss)	$(24,255,480)	$(31,017,171)	$53,826,180	$(31,017,171)
Less: Redeemable Net Income	—	(58,456)	—	(58,456)
Non-Redeemable Net Income	$(24,255,480)	$(30,958,715)	$53,826,180	$(30,958,715)
Denominator: Weighted Average Non-Redeemable B Common Stock
Non-Redeemable B Common Stock, Basic and Diluted	25,875,000	25,875,000	25,875,000	25,875,000
Earnings (loss) per Share/Basic and Diluted Non-Redeemable B Common Stock	$(0.94)	$(1.20)	$2.08	$(1.20)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s current assets and liabilities and deferred underwriting fees payable, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature. See Note 9 for further discussion of the fair values of the investments held in trust, warrant liability and FPA liability.

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company has not adopted ASU 2020-06 and is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In April 2020, the Sponsors purchased 21,562,500 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On May 18, 2020, Bilcar FT, LP transferred 4,312,500 of its Founder Shares to Trasimene Capital FT, LP at their original purchase price. On May 19, 2020, the Sponsors transferred 25,000 of the Founder Shares to each of the independent director nominees at their original purchase price. On May 26, 2020, the Company effected a stock dividend with respect to its Class B common stock of 4,312,500 shares thereof, resulting in an aggregate of 25,875,000 outstanding shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the stock dividend.

On July 2, 2021, he Founder Shares automatically converted into Class A common stock upon the consummation of the Alight Business Combination on a one-for-one basis, as described in Note 1 and 7.

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

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Due to Sponsor

The Sponsors funded $1,138,058 of Formation and general and administrative costs on behalf of the Company in the six months ended June 30, 2021. Such amount was due on demand, is included in Due to Sponsor on our condensed consolidated balance sheet as of June 30, 2021 and was repaid upon closing of the Alight Business Combination on July 2, 2021.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on May 26, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsors up to $5,000 per month for office space, and administrative support services. For the three months and six months ended June 30, 2021, the Company incurred and paid $15,000 and $30,000, respectively, in fees for these services. $15,000 of such fees were paid and $15,000 are included in accrued expenses in the accompanying condensed consolidated balance sheet at June 30, 2021. For the period from March 26, 2020 (inception) through June 30, 2020, the Company incurred $10,000 in fees for these services. This agreement was terminated upon the consummation of the Alight Business Combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on May 26, 2020, the holders of the Founder Shares and Private Placement Warrants (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and upon conversion of the Founder Shares) are entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $36,225,000 in the aggregate (the “Deferred Underwriting Fee”). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Forward Purchase Agreements

In May 2020, the Company entered into forward purchase agreements (the “FPAs”)with each of Cannae Holdings, Inc. and THL FTAC LLC. Pursuant to each agreement, Cannae Holdings, Inc. and THL FTAC LLC have each agreed to purchase shares of the Company’s Class A common stock in an aggregate share amount equal to 15,000,000 shares of the Company’s Class A Common stock (or a total of 30,000,000 shares of the Company’s Class A common stock), plus an aggregate of 5,000,000 redeemable warrants (or a total of 10,000,000 redeemable warrants) to purchase one share of the Company’s Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000 (or a total of $300,000,000), or $10.00 for one share of the Company’s Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants sold as part of the FPAs are identical to the warrants underlying the Units sold in the Initial Public Offering.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. STOCKHOLDERS’ EQUITY

Prior to the consummation of the Alight Business Combination, the Company’s equity consisted of the following.

Preferred Stock.   The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001. The Company’s board of directors are authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock.   The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 17,062,076 and 22,444,694 shares of Class A common stock issued or outstanding excluding 86,437,924 and 81,055,306 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock.   The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2021, there were 25,875,000 shares of Class B common stock issued and outstanding.

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

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

issuance of Class A common stock as a matter of Delaware law. In no event will the Class B common stock convert into Class A common stock at a rate of less than one to one.

NOTE 8. WARRANTS

As of June 30, 2021 and December 31, 2020, there were 34,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30 trading day period ending three business days before sending the notice of redemption to warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, the Company has agreed not to redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined, based on the redemption date and the “fair market value” of the Class A common stock;
●	if, and only if, the Reference Value (as defined in the above under “Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and
●	if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) the Private Placement Warrants must also be concurrently called for redemption on the same terms (except as described below with respect to a holder’s ability to cashless exercise its warrants) as the outstanding public warrants, as described above.

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

As of June 30, 2021 and December 31, 2020, there were 15,133,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers into or out of Level 3 fair value measurements in the six months ended June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $1,036,010,297 and $383 in cash and zero and $1,035,848,884 in U.S. Treasury securities, respectively. During the six months ended June 30, 2021 and 2020 and the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. As of June 30, 2021, all investments held in trust were held in cash and are therefore excluded from the table below. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain	Fair Value

December 31,2020	U.S. Treasury Securities (Matured on 2/25/2021)	1	$1,035,848,884	$22,518	$1,035,871,402

Warrant and Forward Purchase Liabilities

The Warrants and FPAs are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the warrant and FPA liabilities are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$71,760,000	$—	$—	$71,760,000
Private Placement Warrants	—	—	33,747,333	33,747,333
Total warrant liabilities	$71,760,000	$—	$33,747,333	$105,507,333
Forward Purchase liability	$—	$—	$15,000,822	$15,000,822

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$87,285,000	$—	$—	$87,285,000
Private Placement Warrants	—	—	40,103,332	40,103,332
Total warrant liabilities	$87,285,000	$—	$40,103,332	$127,388,332
Forward Purchase liability	$—	$—	$54,277,110	$54,277,110

The Public Warrants were valued using the instrument’s publicly listed trading price (NYSE: WPF.WS) as of June 30, 2021 and December 31, 2020.

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes Model uses a Black Scholes Option Pricing Model that is modified to reduce the value of the Private Placement Warrants for a discount for the lack of marketability of the instrument as well as for the probability of consummation of the Business Combination. The model utilizes key inputs including the probability of consummation of a Business Combination, a discount for the lack of marketability, implied volatility of the underlying securities indirectly derived based on comparable public company trading data, risk free interest rates based on US treasury rates, the expected time to consummation of a Business Combination based on the probability of consummation and expiration date of the warrants based on the contractual warrant terms. The primary unobservable inputs utilized in determining the fair value of the Private Placement Warrants is the discount for lack of marketability and the probability of consummation of the Business Combination. The discount for lack of marketability was determined using the Finnerty Model at 6.0%. The probability assigned to the consummation of the Business Combination was 100% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement
Warrant Liability
Fair value, December 31, 2020	$40,103,332
Gain on change in fair value (1)	(14,830,666)
Fair value, March 31, 2021	25,272,666
Loss on change in fair value (1)	8,474,667
Fair value, June 30, 2021	$33,747,333

Fair value, May 29, 2020	$21,489,333
Loss on change in fair value (1)	3,480,666
Fair value, June 30, 2020	$24,969,999

(1)  Represents the non-cash (gain) loss on the change in valuation of the Private Placement Warrants and is included in Change in fair value of warrant liability on the unaudited condensed statement of operations.

The liability for the FPAs was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $300,000,000 pursuant to the FPAs is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPAs. The fair value of the common stock and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $300 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The method uses key inputs including probability of consummation of a business combination, the contractual fixed purchase commitment of $300 million, the publicly listed trading prices of the underlying securities to be purchased pursuant to the FPAs, risk free interest rates based on US treasury rates and the expected time to consummation of a Business Combination based on the probability of consummation. The primary

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of December 31, 2020, the probability assigned to the consummation of the Business Combination was 100% which was determined based on a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

Forward Purchase
Liability
Fair value, December 31, 2020	$54,277,110
Gain on change in fair value (1)	(34,305,798)
Fair value, March 31, 2021	19,971,312
Gain on change in fair value (1)	(4,970,490)
Fair value, June 30, 2021	$15,000,822

Fair value, May 29, 2020	$—
Loss on change in fair value (1)	18,909,921
Fair value June 30, 2020	$18,909,921

(1)  Represents the non-cash (gain) loss on the change in valuation of the liability for the FPAs and is included in Change in fair value of forward purchase liability on the unaudited condensed consolidated statement of operations.

NOTE 10. SUBSEQUENT EVENTS

On July 2, 2021, the Company consummated the Alight Business Combination. See further discussion in Note 1. In conjunction with the consummation of the Alight Business Combination, the Company disbursed all investments held in the Trust Account which funded, in part, the Alight Business Combination and paid the Deferred Underwriting Fee.

Immediately prior to the Alight Business Combination, pursuant to the FPAs, Cannae purchased from FTAC, and FTAC issued to Cannae, 15,000,000 shares of FTAC Class A Common Stock and 5,000,000 FTAC Warrants for an aggregate purchase price of $150,000,000 and THL purchased from FTAC, and FTAC issued to THL, 15,000,000 shares of FTAC Class A Common Stock and 5,000,000 FTAC Warrants for an aggregate purchase price of $150,000,000. Such proceeds formed a portion of the consideration used for the completion of the Alight Business Combination.

Registration Rights Agreement

On the Closing Date, in connection with the closing of the Alight Business Combination, Alight entered into the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of July 2, 2021, with the Sponsor Investors, the Blackstone Investors and the other Existing Investors (collectively, the “RRA Parties”).

Pursuant to the Registration Rights Agreement, Alight is required, as soon as practicable, but in any event within 30 days after the Closing Date, to file a registration statement to permit the public resale of all “Registrable Securities” (as defined in the Registration Rights Agreement) held by the RRA Parties from time to time as permitted by Rule 415 under the Securities Act. In addition, upon the demand of any such RRA Party, Alight will be required to facilitate a non-shelf registered offering of shares of Class A common stock requested by such RRA Party to be included in such offering. Any demanded non-shelf registered offering may, at Alight’s option, include shares of Class A common stock to be sold by Alight for its own account and will also include registrable shares to be sold by holders that exercise their related piggyback rights in accordance with the Registration Rights Agreement. Within 90 days after receipt of a demand for such registration, Alight will be required to use its reasonable best efforts to file a registration statement relating to such demand. In certain circumstances, the RRA Parties will be entitled to piggyback registration rights in connection with the demand of a non-shelf registered offering.

ALIGHT GROUP, INC.

(F/K/A FOLEY TRASIMENE ACQUISITION CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

In addition, the Registration Rights Agreement will entitle the RRA Parties to demand and be included in a shelf registration when Alight is eligible to sell its shares of Class A common stock in a secondary offering on a delayed or continuous basis in accordance with Rule 415 of the Securities Act.

The Registration Rights Agreement also provides that Alight will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.

Warrant Assumption Agreement

In connection with the completion of the Alight Business Combination, FTAC entered into a Warrant Assumption Agreement, dated as of July 2, 2021, by and among FTAC, Alight and Continental Stock Transfer & Trust Company, a New York corporation (“Continental”, and such agreement, the “Warrant Assumption Agreement”). Pursuant to the Warrant Assumption Agreement, at the effective time of the FTAC Merger (the “FTAC Effective Time”), FTAC assigned to Alight, and Alight assumed, all of FTAC’s rights and obligations under the Warrant Agreement, dated as of May 29, 2020, by and between FTAC and Continental, as warrant agent (the “Warrant Agreement”), including the obligation to issue shares of Alight Class A Common Stock upon the exercise of the Warrants.

Tax Receivable Agreement

On the Closing Date, in connection with the completion of the Alight Business Combination, Alight entered into a tax receivable agreement (the “Tax Receivable Agreement”), with FTAC, Tempo and certain of the former direct and indirect equityholders of Tempo, including the former equityholders of the Tempo Blockers (such equityholders, together, the “TRA Parties”) and Blackstone Capital Partners VII NQ L.P., as the representative of the TRA Parties (the “TRA Party Representative”).

The Tax Receivable Agreement provides for the payment by Alight to such TRA Parties of 85% of the benefits, if any, that Alight is deemed to realize (calculated using certain assumptions) as a result of (i) Alight’s direct and indirect allocable share of existing tax basis acquired in the Alight Business Combination, (ii) increases in Alight’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of Alight Holdings as a result of the Business Combination and as a result of sales or exchanges of Alight Holdings Units for shares of Alight Class A common stock after the Business Combination and (iii) Alight’s utilization of certain tax attributes of the Tempo Blockers (including the Tempo Blockers allocable share of existing tax basis), and of certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that Alight would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by Alight may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of Alight and not of Alight Holdings. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges of Alight Holdings Units for shares of Alight Class A common stock, the applicable tax rate, the price of shares of Alight Class A common stock at the time of exchanges, the extent to which such exchanges are taxable and the amount and timing of Alight’s income, Alight expects that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Alight Holdings and Alight’s possible utilization of tax attributes, including existing tax basis acquired at the time of the Business Combination, the payments that Alight may make under the Tax Receivable Agreement may be substantial. The payments under the Tax Receivable Agreement are not conditioned on the exchanging holders of Alight Holdings Units or other TRA Parties continuing to hold ownership interests in Alight Holdings or Alight. To the extent payments are due to the TRA Parties under the Tax Receivable Agreement, the payments are generally required to be made within 10 business days after the tax benefit schedule (which sets forth Alight’s realized tax benefits covered by the Tax Receivable Agreement for the relevant taxable year) is finalized. Alight is required to deliver such a tax benefit schedule to the TRA Parties’ representative, for its review, within 90 calendar days after the due date (including extensions) of Alight’s federal corporate income tax return for the relevant taxable year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Alight Group, Inc. (f/k/a Foley Trasimene Acquisition Corp.).  References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsors” refer to Trasimene Capital Management FT, LP, an affiliate of Trasimene Capital Management, LLC, and Bilcar FT, LP, an affiliate of Bilcar Limited Partnership. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report and the audited financial statements and Management Discussion and Analysis contained in the Company Form 10-K/A for the period ended December 31, 2020. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We were a blank check company incorporated on March 26, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We completed our Initial Public Offering on May 29, 2020 and completed the Alight Business Combination on July 2, 2021.

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

Recent Developments

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our ability to complete our initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate our initial Business Combination in a timely manner.

On July 2, 2021, we completed the Alight Business Combination. See Note 1 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion.

Results of Operations

We have neither engaged in any operations nor generated any revenues through June 30, 2021. Our only activities from inception to June 30, 2021 have been organizational activities, those necessary to prepare for our Initial Public Offering, identifying a target company and completing our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we prepare for closing of our Business Combination.

For the three months ended June 30, 2021, we had net loss of $24,255,480, which consists of consists of non-cash loss of $25,034,667 and gain of $4,970,490 related to changes in the fair value of the Warrants and FPAs, respectively, formation and operating costs of $4,175,988 and interest income on the investments held in the Trust Account of $24,979, offset by a provision for income taxes of $40,294.

For the six months ended June 30, 2021, we had net income of $53,826,180, which consists of consists of non-cash gains of $21,880,999 and $39,276,288 related to changes in the fair value of the Warrants and FPAs, respectively, formation and operating costs of $7,433,772 and interest income on the investments held in the Trust Account of $161,030, offset by a provision for income taxes of $58,365.

A majority of our formation and operating costs for the three and six months ended June 30, 2021 related to costs associated with completion of the Business Combination.

For the three months ended June 30, 2020, we had a net loss of $31,016,213, which consists of formation and operational costs of $109,445, interest earned on marketable securities held in Trust Account of $124,456, change in fair value of forward purchase liability of $18,909,921, change in fair value of warrant liability of $12,105,667, and provision for income taxes of $15,636.

For the period from March 26, 2020 (inception) through June 30, 2020, we had a net loss of $(31,017,171), which consists of formation and operating costs of $110,404, interest earned on marketable securities held in Trust Account of $124,456, change in fair value of forward purchase liability of $18,909,921, change in fair value of warrant liability of $(12,105,666), and provision for income taxes of $15,636.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $14,551 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to continue business due diligence on prospective target businesses, and structure, negotiate and complete our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. As of June 30,2021 the Sponsor had advanced $1,138,058 for working capital which was repaid upon closing of the Alight Business Combination.

In May 2020, the Company entered into forward purchase agreements (the “FPAs”) with each of Cannae Holdings, Inc. and THL FTAC LLC. Pursuant to each agreement, Cannae Holdings, Inc. and THL FTAC LLC have each agreed to purchase shares of the Company’s Class A common stock in an aggregate share amount equal to 15,000,000 shares of the Company’s Class A Common stock (or a total of 30,000,000 shares of the Company’s Class A common stock), plus an aggregate of 5,000,000 redeemable warrants (or a total of 10,000,000 redeemable warrants) to purchase one share of the Company’s Class A common stock at $11.50 per share, for an aggregate purchase price of $150,000,000 (or a total of $300,000,000), or $10.00 for one share of the Company’s Class A common stock and one-third of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the FPAs will be identical to the warrants underlying the Units sold in the Initial Public Offering. The FPAs closed commensurate with the closing of the Alight Business Combination.

As of June 30, 2021, we had cash and marketable securities of $1,036,010,297 held in the Trust Account. We used all of the funds held in the Trust Account to fund a portion of the Alight Business Combination.

For the six months ended June 30, 2021, cash used in operating activities was $481,920. Net income of $53,826,180 was affected by the non-cash gain on the change in fair value of the Warrants of $21,880,999, non-cash gain on the change in fair value of the FPAs of $39,276,288, interest earned on marketable securities held in the Trust Account of $161,030 and changes in operating assets and liabilities, which provided $7,010,217 of cash from operating activities.

For the period from March 26, 2020 (inception) through June 30, 2020, cash used in operating activities was $334,857. Net loss of $(31,017,171) was affected by the non-cash loss on the change in fair value of the Warrants of $(12,105,666), non-cash loss on the change in fair value of the FPAs of $18,909,921, interest earned on marketable securities held in the Trust Account of $124,456 and changes in operating assets and liabilities, which used $208,817 of cash from operating activities.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements within the meaning of the applicable SEC rules as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $36,225,000 in the aggregate. The deferred fee became payable to the underwriters from the amounts held in the Trust Account in connection with the completion of the Alight Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Warrant and Forward Purchase Liabilities

The Company accounts for the Warrants and FPAs as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPAs are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The liabilities for the Warrants and FPAs are included in Warrant liability and Forward purchase liability, respectively, on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. See Note 8 to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the warrant and forward purchase liabilities.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our unaudited condensed consolidated balance sheet.

Net Income (Loss) per Common Share

We apply the two-class method in calculating income or loss per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account for the period, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding during the period. Net income (loss) per common share, basic and diluted for and Class B non-redeemable common stock is calculated by dividing net income less income attributable to Class A redeemable common stock for the period, by the weighted average number of shares of Class B non-redeemable common stock outstanding during the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company has not adopted ASU 2020-06 and is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting to the classification of the Company’s Warrants or FPAs as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the Revision of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

As a result of the recent closing of the Alight Business Combination on July 2, 2021, the risk factors previously described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on April 29, 2021 are generally no longer applicable. For risk factors relating to our business following the Alight Business Combination, please refer to the section entitled “Risk Factors” in our definitive proxy statement/final prospectus filed with the SEC on June 4, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Alight, Inc. (1)
3.2	Amended and Restated Bylaws of Alight, Inc. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the inline XBRL document.
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 12, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALIGHT, INC.

Date: August 16, 2021		/s/ Stephan Scholl
Name:
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ Katie Rooney
Name:
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)