Form 10-K
period 2021-12-31
Alight, Inc. / Delaware
filed 2022-03-10
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-39299

Alight, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-1849232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4 Overlook Point Lincolnshire, IL	60069
(Address of principal executive offices)	(Zip Code)

(224) 737-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ALIT	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2021, was $1,011,195,000.

As of March 7, 2022, the registrant had 465,211,609 shares of Class A Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-2 Common Stock, par value $0.0001 per share, 76,220,431 shares of Class V Common Stock, par value $0.0001 per share, 5,046,819 shares of Class Z-A Common Stock, par value $0.0001 per share, 274,379 shares of Class Z-B-1 Common Stock, par value $0.0001 per share, and 274,379 shares of Class Z-B-2 Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

i

Explanatory Note

This Annual Report on Form 10-K includes information pertaining to periods prior to the closing of the Business Combination (as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"). Refer to Note 1 “Basis of Presentation and Nature of Business”, for further information regarding the basis of presentation.

Disclaimer Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements include, but are not limited to, statements that relate to expectations regarding future financial performance, and business strategies or expectations for our business. Forward-looking statements can often be identified by the use of words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” or similar expressions or the negative thereof. These forward-looking statements are based on information available as of the date of this report and the Company’s management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

A number of risks and uncertainties that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified under ‘Risk Factors’ in Item 1A of this Annual Report on Form 10-K. These statements are based on assumptions that may not come true and are subject to significant risks and uncertainties.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our business, financial condition, results of operations, and prospects. A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ is set forth below:

•
the possibility that the Company may be adversely affected by other economic, business or competitive factors;
•
the ongoing COVID-19 pandemic and future outbreak of any other highly infectious or contagious disease, including the global economic uncertainty and measures taken in response;
•
risks associated with competition with the Company’s competitors;
•
cyber attacks and security vulnerabilities and other significant disruptions in the Company’s information technology systems and networks that could expose the Company to legal liability, impair its reputation or have a negative effect on the Company’s results of operations;
•
our handling of confidential, personal or proprietary data;
•
changes in applicable laws or regulations;
•
an inability to successfully execute on operational and technological enhancements designed to drive value for our clients or drive internal efficiencies;
•
claims (particularly professional liability claims), litigation or other proceedings against us;
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
•
the success of our strategic partnerships with third parties;
•
the possibility of a decline in continued interest in outsourced services;
•
our inability to retain and attract experienced and qualified personnel;
•
recovery following a disaster or other business continuity problem;
•
our inability to deliver a satisfactory product to our clients;
•
damage to our reputation;
•
our reliance on third-party licenses and service providers;
•
our handling of client funds;
•
changes in regulations that could have an adverse effect on the Company’s business;
•
the Company’s international operations;
•
the profitability of our engagements due to unexpected circumstances;
•
changes in accounting principles or treatment;
•
contracting with government clients;
•
the significant control the Sponsor Investor and Existing Investors have over us;
•
the potential for conflicts of interest arising out of any members of the Company Board allocating their time to other businesses and not exclusively to the Company, and that the Company Charter will contain a corporate opportunities waiver so directors will not be required to present potential business opportunities to the Company;
•
the incurrence of increased costs and becoming subject to additional regulations and requirements as a result of being a public company;
•
changes in our capital structure, including from the issuance of new shares by the Company or sales of shares by existing investors, which could adversely affect the market price of our stock;

•
the Company’s obligations under the Tax Receivable Agreement (as defined below); and
•
changes to our credit ratings or interest rates which could affect our financial resources, ability to raise additional capital, generate sufficient cash flows, or generally maintain operations.

These risk factors do not identify all risks that we face, and our business, financial condition and results of operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present material risks.

PART I

Item 1. Business.

Throughout this section, references to “we,” “us,” and “our” refer to Alight and its consolidated subsidiaries as the context so requires.

We are a leading cloud-based provider of integrated digital human capital and business solutions. We have an unwavering belief that a company’s success starts with its people, and our solutions connect human insights with technology. The Alight Worklife employee engagement platform provides a seamless customer experience by combining content, plus artificial intelligence ("AI") and data analytics to enable Alight's business process as a service ("BPaaS") model. Our mission-critical solutions enable employees to enrich their health, wealth and wellbeing which helps global organizations achieve a high-performance culture.

There are many factors today impacting how organizations can succeed and thrive in the future. Employees are facing increasing complexity around healthcare and retirement, and the burden of additional financial responsibility from healthcare costs being shifted from employers to employees. These trends have driven the need for integrated, personalized tools to help them make informed decisions. Employers are facing ever-changing workforce regulations and evolving dynamics across the employer/employee relationship, driving the need for flexibility, engagement and effective solutions for compliance. Alight is uniquely positioned between the employer and employee to address these factors to ultimately drive better outcomes for both.

We aim to be the pre-eminent employee engagement partner by providing personalized experiences that help employees make the best decisions for themselves and their families about their health, wealth and wellbeing every day. At the same time, we help employers tackle their biggest people and business challenges by helping them understand prevalence, trends and risks to generate better outcomes for the future and get a return on their people investment. Using data, analytics and AI, we derive actionable insights to deliver the business and people outcomes organizations need. We provide solutions to manage health and retirement benefits, tools for payroll and HR management, as well as solutions to manage the workforce from the cloud. Our solutions include:

Employer Solutions: driven by our digital, software and AI-led capabilities powered by the Alight Worklife platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health, employee wellbeing and payroll. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. In addition, employees benefit from an integrated platform and user experience, coupled with a full-service client care center, helping them manage the full life cycle of their health, wealth and careers.

Professional Services: includes our project-based cloud deployment and consulting offerings that provide expertise with both human capital and financial platforms. Specifically, this includes cloud advisory and deployment, and optimization services for cloud platforms such as Workday, SAP SuccessFactors, Oracle, and Cornerstone OnDemand.

We deliver our solutions through a set of proprietary and partner technologies, a well-developed network of providers and a structured approach to instill and sustain enterprise-wide practices of excellence. Our solutions are supported through a highly secure and scalable cloud infrastructure, together with our core benefits processing platforms and consumer engagement tools, and integrated with over 350 external platforms and partners. Our data and access across the breadth of human capital solutions provides us with comprehensive employee records to enable AI-driven, omnichannel engagement and a personalized, integrated experience for our clients’ employees. Through the use of predictive analytics and omnichannel engagement, Alight is able to tailor an employee experience that is unique to each individual’s needs and circumstance.

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

We use annual revenue retention rates as some of the measures to manage our business. We calculate annual revenue retention by identifying the clients from whom we generate revenue in the prior year and determining what percentage of that revenue is generated from those same clients for the same solutions in the subsequent year.

Human Capital Management

As of December 31, 2021, we employed more than 16,000 colleagues, approximately 67% of whom were located in the Americas, 19% were located in Europe, and 14% were located in Asia. In the United States, 64% of our colleagues identified as female and 37% of our colleagues self-identified as a minority group. We believe that our relations with our colleagues in all locations are positive.

Attracting, developing, and retaining talent is critical to executing our strategy and our ability to compete effectively. We believe in the importance of creating a diverse and inclusive work environment for our colleagues, supporting their wellbeing with fair and market-competitive pay and benefits, and investing in their growth and development.

We also value feedback from our colleagues and regularly survey them to understand how they feel about the company and subsequently take appropriate actions and employ employee engagement best practices to improve their work experience. Our efforts have resulted in being recognized as a Great Place to Work® for the fourth consecutive year and a Best Place to Work by Parents@Work and was listed among the top 100 companies for remote workers by Flexjobs.

Inclusion and Diversity

At Alight, we are committed to creating a sense of belonging in the workplace, and to making Alight a place where all colleagues can feel happy and fulfilled while serving our clients and their people with excellence. In 2021, we earned a perfect score on the Human Right Campaign Foundation’s Corporate Equality Index for the third consecutive year. We continually work to build a better Alight for our colleagues and other stakeholders. We value diverse viewpoints and inclusive experiences and strive for balanced representation in our overall organization. We foster a culture of respect and inclusion in various ways, including offering unconscious bias and diversity training, tracking gender diversity, and celebrating diversity through global cultural appreciation initiatives. In addition, the Nominating and Corporate Governance Committee of our Board of Directors reviews and makes recommendations regarding the composition and size of our Board of Directors to ensure, among other things, that our Board of Director membership consists of persons with sufficiently diverse and independent backgrounds.

Total Rewards

Our benefits are designed to help colleagues and their families stay healthy, meet their financial goals, protect their income and help them balance their work and personal lives. These benefits include health and wellness, paid time off, employee assistance, competitive pay, career growth opportunities, paid volunteer time, and a culture of recognition.

Growth and Development

We understand that developing our talent is both critical for continuing success in a rapidly evolving environment and for colleague engagement and retention, and we are committed to actively fostering a learning culture and investing in ongoing professional and career development for our colleagues. We empower managers and employees with collective accountability for developing themselves and others, and promote ongoing dialogue, coaching, feedback, and improvement through our continuous performance management practices. We offer employees an extensive number of programs and tools for their personal and professional development including instructor-led training courses, leadership development programs, on-demand virtual learning, individual development planning, roles-based functional and technical training, compliance training, peer learning opportunities, and tuition reimbursement programs. We also aligned our talent and succession planning framework at a global level for our Director-level and above roles to support the development of our internal talent pipeline for current and future organizational needs, and to provide an overall health gauge of our global talent pool. The Nominating and Corporate Governance Committee of our Board of Directors oversees and approves the management continuity planning process.

Intellectual Property

Our intellectual property portfolio is comprised of various copyrights (including copyrights in software) and trademarks, as well as certain trade secrets or proprietary know-how of our business. Our success has resulted in part from our proprietary methodologies, process and other intellectual property, such as certain of Alight's platforms. However, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

Our business relies on software provided by both internal development and external sourcing to deliver its services. With respect to internally developed software, we claim copyright on all such software, registering works where appropriate. We require all employees and contractors to assign to us the rights to works developed on our behalf. In addition, we rely on maintaining source code confidentiality to maintain our market competitiveness. With respect to externally sourced software, we rely on contracts to allow for continued access for its business usage.

In the United States, trademark registrations may have a perpetual life, subject to continuous use and renewal every ten years, and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our trademarks.

Information about Executive Officers of the Registrant

The executive officers of the Company as of December 31, 2021 were as follows:

Name	Age	Position
Stephan D. Scholl	51	Chief Executive Officer
Cathinka E. Wahlstrom	55	President & Chief Commercial Officer
Katie J. Rooney	43	Chief Financial Officer
Gregory R. Goff	50	Chief Product & Technology Officer
Cesar Jelvez	48	Chief Customer Experience Officer
Dinesh V. Tulsiani	48	Chief Strategy Officer
Paulette R. Dodson	58	General Counsel & Corporate Secretary
Michael J. Rogers	40	Chief Human Resources Officer

Stephan D. Scholl has served as Alight’s Chief Executive Officer since April 2020. Mr. Scholl has more than 25 years of experience in the industry. Prior to joining Alight, Mr. Scholl served as President of Infor Global Solutions from April 2012 to July 2018. Prior to that, from 2011 until 2012, Mr. Scholl served as President and Chief Executive Officer of Lawson Software from 2011 until 2012. In addition, Mr. Scholl served in various senior roles at both Oracle and Peoplesoft for more than a decade, including leading Oracle’s North America Consulting Group and leading its Tax and Utilities Global Business unit. Mr. Scholl serves on the boards of Avaya Holdings Corp. (NYSE: AVYA) and 1010 Data, a leader in analytical intelligence and alternative data. Mr. Scholl holds a bachelor’s degree from McGill University in Montreal.

Cathinka E. Wahlstrom has served as Alight’s President and Chief Commercial Officer since January 2021. Ms. Wahlstrom has more than 26 years of experience in the industry. Prior to joining Alight, Ms. Wahlstrom served across various roles within Accenture, most recently serving as the Senior Managing Director of client accounts in North America. Prior to that role, Ms. Wahlstrom served as the Senior Managing Director of Accenture’s Financial Services business in North America, including the North America portion of Accenture’s greater than $8 billion Financial Services practice. Ms. Wahlstrom is an alumna of the David Rockefeller Fellows Program; a former Business Council member of HERE to HERE, a Bronx-based nonprofit organization; and a Board member of the New York City Ballet. Ms. Wahlstrom holds a B.S. in Economics and Journalism from Indiana University of Pennsylvania and an M.B.A. from the University of California, Davis.

Katie J. Rooney has served as Alight’s Chief Financial Officer since May 2017. Ms. Rooney has more than 20 years of experience in the industry. Prior to joining Alight, Ms. Rooney served as the Chief Financial Officer for Aon Hewitt from January 2016 to May 2017. Prior to that, she served across various financial roles within Aon Hewitt and Aon from January 2009 to December 2015, including Chief Financial Officer of the Outsourcing business, the Finance Chief Operating Officer and Assistant Treasurer for Aon. Before joining Aon, Ms. Rooney worked in Investment Banking at Morgan Stanley. Ms. Rooney serves on the Board of Trustees for Window to the World Communications, Inc., a not-for-profit organization and the owner of WTTW and WFMT public broadcasting service. Ms. Rooney holds a B.B.A. in Finance from the University of Michigan.

Gregory R. Goff has served as Alight’s Chief Product and Technology Officer since May 2020. Mr. Goff has more than 15 years of experience in the industry. Prior to joining Alight, Mr. Goff served as Chief Product Officer of Uptake since 2015. Mr. Goff served as Chief Technology Officer of Morningstar from 2011 through 2015. Prior to that, Mr. Goff served in a number of technology roles at Nielsen and Accenture. Mr. Goff serves on the board of directors of InMoment, a consumer experience provider. Mr. Goff holds a Bachelor of Science degree in electrical engineering from the University of Illinois at Urbana-Champaign.

Cesar Jelvez has served as Alight’s Chief Customer Experience Officer since July 2020. Mr. Jelvez has more than 20 years of experience in the industry. Prior to joining Alight, Mr. Jelvez was a partner at Elixirr. From 2018 through 2019, Mr. Jelvez was Global Leader of Strategic Programs and Global Delivery Services at Infor. And from 2017 through 2018, Mr. Jelvez was Vice President of Digital Enterprise Application Services at DXC Technology. Prior to that, Mr. Jelvez served in a number of roles at Cognizant Technology Solutions, Infosys, IBM Global Business Services and Accenture. Mr. Jelvez holds a Master of Science degree in finance and investment from the University of York in the United Kingdom.

Dinesh V. Tulsiani has served as Alight’s Chief Strategy Officer since October 2020. He previously served as Alight’s Head of Strategy and Corporate Development. Prior to joining Alight, from 2013 to 2017, Mr. Tulsiani led corporate development for Aon’s HR solutions segment and served in various other key strategic roles with Aon, including Senior Vice President, Corporate Strategy and Vice President, Corporate Development and Strategy at Hewitt Associates. Prior to that, he worked at IHS Markit from 2007 to 2010 and Ernst & Young LLP from 1999 to 2005. Mr. Tulsiani holds a B.B.A. in Finance and Economics from Delhi University and an M.B.A. from Wake Forest University. Mr. Tulsiani is also a Chartered Financial Analyst.

Paulette R. Dodson has served as Alight’s General Counsel and Corporate Secretary since May 2018. Prior to joining Alight, Ms. Dodson served as Senior Vice President, General Counsel and Secretary of PetSmart, Inc. from July 2012 to May 2018. Prior to joining PetSmart, Inc., Ms. Dodson served in various roles at Sara Lee Corporation, including as General Counsel and Corporate Secretary, and Chief Counsel for North America. Prior to that Ms. Dodson spent 14 years at Tribune Company, where she served as Assistant General Counsel. Ms. Dodson serves on the board of directors of Portillo’s Inc. (NASDAQ: PTLO) and is on the not-for-profit boards of the United Way of Metro Chicago, The Mather and the Better Government Association. Ms. Dodson holds a B.A. from City College of New York and a J.D. from Cornell Law School.

Michael J. Rogers has served as Alight’s Chief Human Resources Officer since June 2020. Mr. Rogers has more than 15 years of experience in the industry. Prior to joining Alight, Mr. Rogers served as Chief People Officer of NGA Human Resources. Prior to that, Mr. Rogers held key human resources roles across a variety of companies, including Vistaprint, where he played a key role in driving its rapid growth across Europe, and Travelocity (lastminute.com). Mr. Rogers holds a degree in Business with first-class honors from the University of Brighton, Brighton, England.

Item 1A. Risk Factors.

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our Company and our business. Any of the following risks could materially and adversely affect our business financial condition and results of operations.

Risks Related to Our Business and Industry

An overall decline in economic activity could adversely affect the financial condition and results of operations of our business.

The results of our business are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries, markets and regions these clients serve. The level of economic activity may be affected by unforeseen events, such as adverse weather conditions, natural disasters (including those as a result of climate change), catastrophic events, war (including the ongoing conflict between Russia and Ukraine), terrorism or public health conditions (including the ongoing COVID-19 pandemic). Additionally, substantial changes to trade, inflation rates, monetary and fiscal policies, political conditions, employment rates (including as a result of an increasingly competitive job market), and constriction and volatility in the credit markets, may occur and would affect our business. Economic downturns in some markets may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and/or collectability of receivables could be adversely affected. Our contracts also depend upon the number of our clients’ employees or the number of participants in our clients’ employee benefit plans. If our clients become financially less stable, change their staffing models, enter bankruptcy, liquidate their operations or consolidate, that could result in layoffs or other reductions in the number of participants in our clients’ employee benefit plans. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resource (“HR”) functions. Reduced demand for our services could increase price competition and have an adverse effect on our financial condition or results of operations.

Our operations have been adversely affected and could in the future be materially adversely impacted by the ongoing COVID-19 pandemic. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our clients’ offices and facilities. For example, we have large concentrations of employees and third-party vendors performing critical operations in regions significantly impacted by COVID-19. Although there are effective vaccines that have been approved for use, distribution of the vaccines did not begin until late 2020 and remains ongoing. The ability of our employees to work may continue to be significantly impacted by individuals contracting or being exposed to COVID-19 and its resurgences and by the availability and efficacy of vaccinations, particularly against new variants of COVID-19. While we have successfully transitioned many of our employees to a work-from-home model, the closure of those facilities, or restrictions inhibiting our employees’ ability to access those facilities, has disrupted, and could in the future disrupt our ability to provide our services and solutions and result in, among other things, terminations of client contracts and losses of revenue. Clients may also slow down decision making, delay planned work or seek to terminate existing agreements. Additionally, the COVID-19 pandemic has caused, and may continue to cause, companies to lay off or furlough employees and as a result our revenue may be adversely impacted if our clients have fewer employees. The pandemic may also cause increased cybersecurity risk, as cybercriminals attempt to capitalize from the disruption, including remote working arrangements. In addition, the COVID-19 pandemic continues to disrupt global supply chains, has caused labor shortages and has added broad inflationary pressures. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread and resurgences of COVID-19 (including the introduction of new and more easily transmitted variants, such as the Delta and Omicron variants) and the measures taken by the governments of countries affected, including business shut-downs, quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, reduced business operations and social distancing requirements, could dampen or delay any economic recovery and could materially adversely impact our business, financial condition or results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial conditions and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We face significant competition and our failure to compete successfully could have a material adverse effect on the financial condition and results of operations of our business.

Our competitors may have greater resources, larger customer bases, greater name recognition, stronger presence in certain geographies and more established relationships with their customers and suppliers than we have. In addition, new competitors, alliances among competitors or mergers of competitors could gain significant market share and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to respond to the need for technological changes and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations. To respond to increased competition and pricing pressure, we may have to lower the cost of our solutions or decrease the level of service provided to clients, which could have an adverse effect on our financial condition or results of operations.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could expose us to legal liability, impair our reputation or have a negative impact on our operations, sales and operating results and could expose us to litigation and negatively impact our relationships with customers.

We rely on the efficient, uninterrupted and secure operation of complex information technology systems, and networks and data centers, some of which are within our business and some of which are outsourced to third-party providers, including cloud infrastructure service providers such as Amazon Web Services (AWS) and Microsoft Azure Cloud. We do not have control over the operations of such third parties. We also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by our data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our clients. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. In addition, any financial difficulties faced by our third-party data center’s operator or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. These facilities are vulnerable to damage or interruption from catastrophic events, such as earthquakes, hurricanes, floods, fires, cyber security attacks (including the recent use of "ransomware" and phishing attacks), terrorist attacks, power losses, telecommunications failures and similar events. The risk of cyber attacks could be exacerbated by geopolitical tensions, including hostile actions taken by nation-states and terrorist organizations. While we have adopted, and continue to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The occurrence of a natural disaster (or other extreme weather as a result of climate change) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services and solutions. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with customers and adversely affect our business and could expose us to third-party liabilities. Any errors, defects, disruptions or other performance problems with our information technology systems including any changes in service levels at our third-party data center could adversely affect our reputation and may damage our clients’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, subject us to potential liability or other expenses or adversely affect our renewal rates.

In relation to our third-party data centers, while we own, control and have access to our servers and all of the components of our network that are located in these centers, we do not control the operation of these facilities. The operators of our third-party data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if the data center operators are acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur costs and experience service interruption in doing so.

Improper access to, misappropriation, destruction or disclosure of confidential, personal or proprietary data as a result of employee or vendor malfeasance or cyber-attacks could result in financial loss, regulatory scrutiny, legal liability or harm to our reputation.

One of our significant responsibilities is to maintain the security, including cybersecurity, and privacy of our employees’ and clients’ confidential and proprietary information and the confidential information about clients’ employees’ compensation, health and benefits information and other personally identifiable information. However, all information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, malware, hacking, fraudulent use attempts, phishing attacks and security breaches. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. Despite our efforts, from time to time, we experience attacks and other cyber-threats to our systems and networks and have from time to time experienced cyber security incidents such as computer viruses, unauthorized parties gaining access to our information technology systems and similar matters, which to date have not had a material impact on our business. These attacks can seek to exploit, among other things, known or unknown vulnerabilities in technology included in our information systems or those of third-party providers. Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party providers may be unable to anticipate these techniques or implement sufficient preventative measures. If we are unable to efficiently manage the vulnerability of our systems and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. For example, there has been a stark increase in new financial fraud schemes akin to ransomware attacks on large companies whereby a cybercriminal installs a type of malicious software, or malware, that prevents a user or enterprise from accessing computer files, systems, or networks and demands payment of a ransom for their return. Cyber criminals may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, have experienced and in the future may continue to become subject to the same types of security breaches. In the future, these types of incidents could result in intellectual property or other confidential information being lost or stolen, including client, employee or business data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.

We have implemented various measures to manage our risks related to system and network security and disruptions, but an actual or perceived security breach, a failure to make adequate disclosures to the public or law enforcement agencies following any such event or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose clients, adversely impact our operations, sales and operating results and require us to incur significant expense to address and remediate or otherwise resolve such issues.

We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. These include, for example, the appropriate encryption of information, the use of anti-virus, anti-malware and other protections. Nonetheless, we cannot eliminate the risk of human error or inadequate safeguards against employee or vendor malfeasance or cyber-attacks that could result in improper access to, misappropriation, destruction or disclosure of confidential, personal or proprietary information and we may not become aware in a timely manner of any such security breach. Such unauthorized access, misappropriation, destruction or disclosure could result in the loss of revenue, reputational damage, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. Furthermore, our clients may not be receptive to services delivered through our information technology systems and networks following an actual or perceived security breach due to concerns regarding transaction security, user privacy, the reliability and quality of internet service and other reasons. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. Additionally, in order to maintain the level of security, service and reliability that our clients require, we may be required to make significant additional investments in our methods of delivering services.

In many jurisdictions, including North America and the European Union, we are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the HIPAA regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable protected health information, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and the European Union General Data Protection Regulation (“GDPR”). California also enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”) and the related California Privacy Rights Act (“CPRA”), that afford California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively, both laws of which emulate the CCPA and CPRA in many respects. The Virginia Consumer Data Protection Act takes effect on January 1, 2023, and the Colorado Privacy Act takes effect on July 1, 2023. In 2021, two bills were introduced (or reintroduced) in the United States Senate: the 2021 Data Privacy Act, which would create an agency to enforce data protection rules, ensure that data practices are fair and transparent, and promote data protection and privacy innovation, and the Setting an American Framework to Ensure Data Access, Transparency, and Accountability Act, which seeks to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills/laws, such as consent requirements for sensitive data, data subject rights, and privacy policy requirements. The Information Transparency & Personal Data Control Act was introduced in the United States House of Representatives, which would require the FTC to establish requirements for entities providing services to the public that collect, store, process, use, or otherwise control sensitive personal information. We anticipate federal and state regulators to continue to enact legislation related to privacy and cybersecurity. These and other similar laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.

Changes in regulation, including changes in regulations related to health and welfare plans, fiduciary rules, pension reform, payroll and data privacy and data usage, their application and interpretation could have an adverse effect on our business.

In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations, changes in application or interpretation of laws and regulations and our continued operational changes and development into new jurisdictions and new service offerings also increases our legal and regulatory compliance complexity as well as the type of governmental oversight to which we may be subject. These changes in laws and regulations could mandate significant and costly changes to the way we implement our services and solutions or could impose additional licensure requirements or costs to our operations and services. Furthermore, as we enter new jurisdictions or lines of businesses and other developments in our services, we may become subject to additional types of laws and policies and governmental oversight and supervision. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. In addition, new regulatory or industry developments could create an increase in competition that could adversely affect us. These potential developments include:

•
changes in regulations relating to health and welfare plans including potential challenges or changes to the Patient Protection and Affordable Care Act, expansion of government-sponsored coverage through Medicare or the creation of a single payer system;
•
changes in regulations relating to defined contribution and defined benefit plans, including pension reform that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators or have an unfavorable effect on our ability to earn revenues from these products and services;
•
changes in regulations relating to payroll processing and payments or withholding taxes or other required deductions;
•
additional requirements respecting data privacy and data usage in jurisdictions in which we operate that may increase our costs of compliance and potentially reduce the manner in which data can be used by us to develop or further our product offerings;
•
changes in regulations relating to fiduciary rules;
•
changes in federal or state regulations relating to marketing and sale of Medicare plans, Medicare Advantage and Medicare Part D prescription drug plans;
•
changes to regulations of producers, brokers, agents or third-party administrators such as the Consolidated Appropriations Act of 2021, that may alter operational costs, the manner in which we market or are compensated for certain services or other aspects of our business;
•
changes to regulations or additional regulations resulting from COVID-19 such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 or equivalent state or local initiatives; and
•
additional regulations or revisions to existing regulations promulgated by other regulatory bodies in jurisdictions in which we operate.

For example, there have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at addressing the availability of healthcare and containing or lowering the cost of healthcare. Although we cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal or replacement of these programs, including any reduction in the future availability of healthcare insurance benefits, could adversely affect our business and future results of operations. Further, the federal government from time to time considers pension reform legislation, which could negatively impact our sales of defined benefit or defined contribution plan products and services and cause sponsors to discontinue existing plans for which we provide administrative or other services. Certain tax-favored savings initiatives that have been proposed could hinder sales and persistency of our products and services that support employment-based retirement plans.

Our services are also the subject of ever-evolving government regulation, either because the services provided to or business conducted by our clients are regulated directly or because third parties upon whom we rely to provide services to our clients are regulated, thereby indirectly impacting the manner in which we provide services to those clients. Changes in laws, government regulations or the way those regulations are interpreted in the jurisdictions in which we operate could affect the viability, value, use or delivery of benefits and HR programs, including changes in regulations relating to health and welfare plans (such as medical), defined contribution plans (such as 401(k)), defined benefit plans (such as pension) or payroll delivery, may adversely affect the demand for, or profitability of, our services.

Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology in driving value for our clients or gaining internal efficiencies. Conversely, investments in innovative product offerings may fail to yield sufficient return to cover their costs.

Our success depends, in part, on our ability to develop and implement new or revised solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies requires us to incur significant expenses.

If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements. Innovations in software, cloud computing or other technologies that alter how our services are delivered could significantly undermine our investments in our business if we are slow or unable to take advantage of these developments.

We are continually developing and investing in innovative and novel service offerings, including a recent transition to a business process as a service (“BPaaS”) offering, which we believe will address needs that we identify in the markets. In some cases, our BPaaS offerings may require new or unique pricing structures, which may include performance guarantees or fees at risk that differ significantly from our historical practices. These initiatives carry the risks associated with any new solution development effort, including cost overruns, delays in delivery and implementation and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new solutions or enhancements that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, implementation, introduction and marketing of these solutions or enhancements, or that our new solutions and enhancements will adequately meet the demands for the marketplace and achieve market acceptance. Any of these developments could have an adverse impact on our future revenue and/or business prospects. Nevertheless, for those efforts to produce meaningful value, we are reliant on a number of other factors, some of which are outside of our control, to deem them suitable, and whether those parties will find them suitable will be subject to their own particular circumstances.

We are subject to professional liability claims against us as well as other contingencies and legal proceedings relating to our delivery of services, some of which, if determined unfavorably to us, could have an adverse effect on our financial condition or results of operations.

We assist our clients with outsourcing various HR functions. Third parties may allege that we are liable for damages arising from these services in professional liability claims against us. Such claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to correctly execute transactions. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, we are subject to other types of claims, litigation and proceedings in the ordinary course of business, which along with professional liability claims, may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on our financial position, earnings and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business. While we maintain insurance to cover various aspects of such professional liability and other claims, such coverage may not be adequate or applicable for certain claims or in the event of an adverse outcome related to such claims. In such circumstances, we would be responsible for payment of amounts that are not covered by insurance and that could have a material adverse impact on our business. In some cases, due to other business considerations, we may elect to pay or settle professional liability or other claims even where we may not be contractually or legally obligated to do so.

Accruals for exposures, and related insurance receivables, when applicable to us, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant and may also be adversely affected by disputes we may have with our insurers over coverage. Amounts related to our settlement provisions are recorded in other general expenses in our statements of income.

The ultimate outcome of these claims, lawsuits and proceedings cannot be ascertained, and liabilities in indeterminate amounts may be imposed on us. It is possible that our future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters.

We may become involved in claims, litigation or other proceedings that could harm the value of our business.

We are subject to, and may become a party to, various claims, lawsuits or other proceedings that arise in the ordinary course of our business. Our business is subject to the risk of litigation or other proceedings involving current and former employees, clients, partners, suppliers, shareholders or others. For example, participants in our clients’ benefit plans could claim that we did not adequately protect their data or secure access to their accounts. Regardless of the merits of the claims, the cost to defend litigation may be significant, and such matters can be time-consuming and divert management’s attention and resources. The outcomes of such matters in the ordinary course of our business are inherently uncertain, and adverse judgments or settlements could have a material adverse impact on our financial position or results of operations. In addition, we may become subject to future lawsuits, claims, audits and investigations, or suits, any of which could result in substantial costs and divert our attention and resources. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Our failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively and financial condition.

To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, employees, clients, strategic partners and others. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information and technology. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, effective trademark, copyright, patent and trade secret protection may not be available in every country in which we offer our services or competitors may develop products similar to our products that do not conflict with our related intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.

In addition, to protect or enforce our intellectual property rights, we may initiate litigation against third parties, such as infringement suits or interference proceedings. Third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages and could limit our ability to use or offer certain technologies, products or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time and divert management’s attention from other business concerns. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties (which may not be available on terms acceptable to us, or at all), any of which could adversely affect our business, financial condition and operating results.

We might not be successful at acquiring, investing in or integrating businesses, entering into joint ventures or divesting businesses.

We may not successfully identify suitable investment opportunities. We expect to continue pursuing strategic and targeted acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets. For example, we previously acquired Northgate Information Solutions Limited, a leading provider of global HR and Payroll services and more recently we acquired AON Retiree Health Exchange, Inc., an individual market solution that better supports employers and their retirees. We are still working towards fully integrating each of these acquisitions into our businesses.

Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture or similar arrangement. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, investment, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. The potential loss of key executives, employees, customers, suppliers and other business partners of businesses we acquire may adversely impact the value of the assets, operations or businesses. Furthermore, acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.

We might fail to realize the expected benefits or strategic objectives of any acquisition, investment or joint venture we undertake. We might not achieve our expected return on investment or may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire or in which we invest, including from that company’s known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients or other third parties. In addition, we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring, investing in or partnering with a company, including potential exposure to regulatory scrutiny and sanctions or liabilities resulting from an acquisition target’s previous activities, internal controls and security environment. If any of these circumstances occurs, they could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. Litigation, indemnification claims and other unforeseen claims and liabilities may arise from the acquisition or operation of acquired businesses. If we are unable to complete the number and kind of investments for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.

We periodically evaluate, and have engaged in, the disposition of assets and businesses. Divestitures could involve difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions, including obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Divestitures may also involve continued financial involvement in or liability with respect to the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any divestiture we undertake could adversely affect our results of operations.

Our growth depends in part on the success of our strategic partnerships with third parties.

We enter into strategic partnerships with third parties to enhance and extend the capabilities of our solutions in the ordinary course of our business. In order to continue to grow our business and enhance and extend our capabilities, we anticipate that we will continue to depend on the continuation and expansion of our strategic partnerships with third parties. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources.

If we are unsuccessful in establishing or maintaining our relationships with third parties, if we fail to comply with material terms (such as maintaining any required certifications) or if our strategic partners fail to perform as expected, our ability to compete in the marketplace or to grow our revenues could be impaired, which could adversely affect our business, financial condition, and results of operations. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our solutions or increased revenues.

Our business is dependent on continued interest in outsourcing.

Our business and growth depend in large part on continued interest in outsourced services. Outsourcing means that an entity contracts with a third party, such as us, to provide services rather than perform such services in-house. There can be no assurance that this interest will continue, as organizations may elect to perform such services themselves and/or the business process outsourcing industry could move to an as-a-service model, thereby eliminating traditional outsourcing tasks. A significant change in this interest in outsourcing could materially adversely affect our results of operations and financial condition.

Our success depends on our ability to retain and attract experienced and qualified personnel, including our senior management team and other professional personnel.

We depend upon the members of our senior management team who possess extensive knowledge and a deep understanding of our business and our strategy. The unexpected loss of any of our senior management team could have a disruptive effect adversely impacting our ability to manage our business effectively and execute our business strategy. Competition for experienced professional personnel is intense, particularly for technology professionals in the areas in which we operate, and we are constantly working to retain and attract these professionals. If we cannot successfully do so, our business, operating results and financial condition could be adversely affected. We must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of personnel retention. While we have plans for key management succession and long-term compensation plans designed to retain the senior employees, and continue to review and update those plans, if our succession plans do not operate effectively, particularly in an increasingly competitive job market, our business could be adversely affected.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Our operations are dependent upon our ability to protect our personnel, offices and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we or a key vendor or other third party experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, such as the ongoing COVID-19 pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, office facilities and the proper functioning of existing, new or upgraded computer systems, telecommunications and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges with regard to particular areas of our operations. We could potentially lose access to key executives and personnel, client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.

We regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

If our clients are not satisfied with our services, we may face additional cost, loss of profit opportunities and damage to our reputation or legal liability.

We depend, to a large extent, on our relationships with our clients and our reputation to understand our clients’ needs and deliver solutions and services that are tailored to satisfy those needs. If a client is not satisfied with our services, it may be damaging to our business and could cause us to incur additional costs and impair profitability. Many of our clients are businesses that band together in industry groups and/or trade associations and actively share information among themselves about the quality of service they receive from their vendors. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.

Damage to our reputation could have a material adverse effect on our business.

Our reputation is a key asset of our business. Our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and maintain existing ones as mentioned above. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us in any number of activities or circumstances, including operations, regulatory compliance, and the use and protection of data and systems, satisfaction of client expectations, and from actions taken by regulators or others in response to such conduct. This damage to our reputation could further affect the confidence of our clients, rating agencies, regulators, stockholders and the other parties in a wide range of transactions that are important to our business having a material adverse effect on our business, financial condition and operating results.

We depend on licenses of third-party software to provide our services. The inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our applications incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our applications with new third-party software may require significant work and require substantial investment of our time and resources. To the extent that our applications depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our own applications, delay new application introductions, result in a failure of our applications and injure our reputation. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties.

We rely on third parties to perform key functions of our business operations and to provide services to our clients. These third parties may act in ways that could harm our business.

As we continue to focus on reducing the expense necessary to support our operations, we have increasingly used outsourcing strategies for a significant portion of our information technology and business functions. We rely on third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, funds transfers, data processing, and administration and support functions that are critical to the operations of our business. We expect to continue to assess and potentially expand such relationships in the future. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions may adversely impact us and replacing these service providers could create significant delay and expense. A failure by the third parties to comply with service level agreements or regulatory or legal requirements, in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or business information, could cause harm to our reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation and harm to our business.

Our business is exposed to risks associated with the handling of client funds.

Our business handles payroll processing, retirement and health plan administration and related services for certain clients. Consequently, at any given time, we may be holding or directing funds of our clients and their employees, while payroll or benefit plan payments are processed. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions or errors relating to transaction processing. We are also potentially at risk in the event the financial institution in which these funds are held suffers any kind of insolvency or liquidity event or fails, for any reason, to deliver their services in a timely manner. The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.

We are subject to extensive governmental regulation, which could reduce our profitability, limit our growth, or increase competition.

Our business is subject to extensive legal and regulatory oversight throughout the world including a variety of laws, rules, and regulations addressing, among other things, licensing, data privacy and protection, wage and hour standards, employment and labor relations, occupational health and safety, environmental matters, anti-competition, anti-corruption, economic sanctions, currency, reserves and government contracting. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance; by limiting or restricting the products or services we sell, the markets we enter, the methods by which we sell our services, the prices we can charge for our services, and the form of compensation we can accept from our clients and third parties; or by subjecting our business to the possibility of legal and regulatory actions or proceedings. For example, when federal, local, state or foreign minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state or local laws and regulations relating to employment matters, including those relating to the classification of employees, employee eligibility for overtime and secure scheduling requirements, which often incorporate a premium pay mandate for scheduling deviations.

The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including training and employee expenses, adding to our cost of doing business. In addition, many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us adequate assurance that we are operating our business in a compliant manner with all required licenses or that our rights are otherwise protected. In addition, certain laws and regulations, such as the Foreign Corrupt Practices Act in the United States and similar laws in other jurisdictions in which we operate, could impact our operations outside of the legislating country by imposing requirements for the conduct of overseas operations, and in a number of cases, requiring compliance by foreign subsidiaries. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which prohibit or restrict transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others.

We have implemented policies and procedures to monitor and address compliance with applicable anti-corruption, economic and trade sanctions and anti-money laundering laws and regulations, and we are continuously in the process of reviewing, upgrading and enhancing certain of our policies and procedures. However, our employees, consultants or agents may still take actions in violation of our policies for which we may be ultimately responsible, or our policies and procedures may be inadequate or may be determined to be inadequate by regulators. Any violations of applicable anti-corruption, economic and trade sanctions or anti-money laundering laws or regulations could limit certain of our business activities until they are satisfactorily remediated and could result in civil and criminal penalties, including fines that could damage our reputation and have a materially adverse effect on our results of operation or financial condition.

Our global operations and growth strategy expose us to various international risks that could adversely affect our business.

Our operations are conducted globally. Additionally, one aspect of our growth strategy is to expand in key markets around the world. Accordingly, we are subject to legal, economic and market risks associated with operating in, and sourcing from, foreign countries, including:

•
difficulties in staffing and managing our foreign offices, such as unexpected wage inflation, worker attrition, or job turnover, increased travel and infrastructure costs, as well as legal and compliance costs associated with multiple international locations;
•
fluctuations or unexpected volatility in foreign currency exchange rates;
•
imposition or increase of investment and other restrictions by foreign governments;

•
longer payment cycles;
•
greater difficulties in accounts receivable collection;
•
insufficient demand for our services in foreign jurisdictions;
•
our ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;
•
restrictions on the import and export of technologies; and
•
trade barriers, tariffs or sanctions laws.

If we are unable to manage the risks of our global operations and geographic expansion strategy, our results of operations and ability to grow could be materially adversely affected.

Our global delivery capability is concentrated in certain key operational centers, which may expose us to operational risks.

Our business model is dependent on our global delivery capability, which includes employees and third-party personnel based at various delivery centers around the world. While these delivery centers are located throughout the world, we have based large portions of our delivery capability in Spain, India and the Philippines. Concentrating our global delivery capability in these locations presents operational risks, many of which are beyond our control. For example, natural disasters (including those as a result of climate change) and public health threats, particularly the ongoing COVID-19 pandemic and potential resurgences of the pandemic, could impair the ability of our people to safely travel to and work in our facilities and disrupt our ability to perform work through those delivery centers. As a result of the ongoing COVID-19 pandemic, many of our employees have transitioned to “work-from-home” arrangements. The significant increase in remote working and potential reduction in real estate footprint as a result could exacerbate certain risks to our business, including after the COVID-19 pandemic recedes in the future. Additionally, other countries may experience political instability, worker strikes, civil unrest and hostilities with neighboring countries. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other locations and personnel, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.

The profitability of our engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices in light of any inflationary circumstances.

Our profitability is highly dependent upon our ability to control our costs and improve our efficiency. As we adapt to change in our business, adapt to the regulatory environment, enter into new engagements, acquire additional businesses and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, control our costs or improve our efficiency. In addition, certain client contracts may include unique or heavily customized requirements that limit our ability to fully recognize economies of scale across our business units.

Most new outsourcing arrangements undergo an implementation process whereby our systems and processes are customized to match a client’s plans and programs. The cost of this process is estimated by us and often only partially funded (if at all) by our clients. If the actual implementation expense exceeds our estimate or if the ongoing service cost is greater than anticipated, the client contract may be less profitable than expected. Even though outsourcing clients typically sign long-term contracts, many of these contracts may be terminated at any time, with or without cause, by the client upon written notice, typically between 90 to 360 days before expiration.

In such cases, our clients are generally required to pay a termination fee; however, this amount may not be sufficient to offset the costs we incurred in connection with the implementation and system set-up or fully compensate us for the profit we would have received if the contract had not been cancelled. A client may choose to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress, such as the business or financial condition of the client or general economic conditions. When any of our engagements are terminated, we may not be able to eliminate associated ongoing costs or redeploy the affected employees in a timely manner to minimize the impact on profitability. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, including the effects of the ongoing COVID-19 pandemic, could have an adverse effect on our profit margin.

Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriately manage the staffing costs of our personnel, we may not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, cost of living adjustment provisions, the extent of ongoing clients’ perception of our ability to add value through our services and general economic conditions such as inflation (including wage inflation). Our profitability is largely based on our ability to drive cost efficiencies during the term of our contracts for our services provided to customers. If we cannot drive suitable cost efficiencies, our profit margins will suffer.

We might not be able to achieve the cost savings required to sustain and increase our profit margins.

We provide our outsourcing services over long-term periods for variable or fixed fees that generally are less than our clients’ historical costs to provide for themselves the services we contract to deliver. Clients’ demand for cost reductions may increase over the term of the agreement. As a result, we bear the risk of increases in the cost of delivering services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, some of our operating expenses will increase as we invest in additional infrastructure and implement new technologies to maintain our competitive position and meet our client service commitments. We must anticipate and respond to the dynamics of our industry and business by using quality systems, process management, improved asset utilization and effective supplier management tools. We must do this while continuing to grow our business so that our fixed costs are spread over an increasing revenue base. If we are not able to achieve this, our ability to sustain and increase profitability may be reduced.

Changes in accounting principles or in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

Our financial statements are prepared in conformity with GAAP which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, recoverability of assets including customer receivables, contingencies, income taxes, share-based payments and estimates and assumptions used for our long-term contracts. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates, or changes in assumptions, estimates or policies or the developments in the business or the application of accounting principles related to these areas may change our results from operations.

We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.

We have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet as a result of the recent Business Combination and other acquisitions. Under GAAP, we review our long-lived assets, such as goodwill, intangible assets and fixed assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long-lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Future goodwill or other long-lived asset impairment charges could materially impact our financial statements.

Our work with government clients exposes us to additional risks inherent in the government contracting environment.

A portion of our revenues is derived from contracts with or on behalf of national, state and local governments and their agencies. In some cases, our services to public sector clients are provided though or dependent upon relationships with third parties. Government contracts are subject to heightened contractual risks compared to contracts with non-governmental commercial clients. For example, government contracts often contain high or unlimited liability for breaches. Additionally, government contracts are generally subject to audits and investigations by government agencies. If the government discovers improper or illegal activities or contractual non-compliance (including improper billing), we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Also, the qui tam provisions of the federal and various state civil False Claims Acts authorize a private person to file civil actions under these statutes on behalf of the federal and state governments. Further, the negative publicity that could arise from any such penalties, sanctions or findings could have an adverse effect on our reputation and reduce our ability to compete for new contracts with both government and commercial clients. Moreover, government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions or other debt or funding constraints, could result in lower governmental sales and our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Any of the occurrences and conditions described above could have a material adverse effect on our business, financial condition and operating results.

We could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof.

We could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof in each country in which we do business. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, resulted in fundamental changes to the Code, including, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, relaxed certain of the limitations imposed by the Tax Act for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the Tax Act and the CARES Act for future years is difficult to quantify, but these changes could materially affect our investors, the companies in which our funds invest, or us. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interests to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition. Such changes could also include increases in state taxes and other changes to state tax laws.

In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations, and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and diverse set of business arrangements is often open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.

A third party attempting to acquire us or a substantial position in our Class A Common Stock may be limited by the operation of FINRA Rule 1017.

One of our subsidiaries, Alight Financial Solutions, LLC (“AFS”), is a member in good standing with the Financial Industry Regulatory Authority (“FINRA”), and is subject to change in ownership or control regulations as a result. FINRA’s Rule 1017 requires that any member of FINRA file an application for approval of any change in ownership that would result in one person or entity directly or indirectly owning or controlling 25% or more of member firm’s equity capital. A “substantially complete” application must be filed at least 30 days prior to effecting a change. The approval process under Rule 1017 can take six months or more to complete. The required FINRA process under Rule 1017, including the required 30-day notice period before effecting a change in ownership, could hinder or delay a third party in any effort to acquire us or a substantial position in our Class A Common Stock following the business combination, where such acquisition would result in the applicable person or persons, directly or indirectly, owning or controlling 25% or more of AFS. A denial of FINRA approval could prevent or delay any transaction resulting from a change of control or AFS withdrawing its broker-dealer registration, either of which could have a material adverse effect on our business, results of operations or future prospects. A denial of any other application AFS has made under Rule 1017 could also have a material adverse effect on us.

Risks Related to Ownership of our Securities

The Sponsor Investors and Existing Investors have significant influence over the Company and their interests may conflict with the Company’s or its stockholders in the future.

The Existing Investors (comprised of the Blackstone Investors, the New Mountain Investors, the GIC Investors and the PF Investors) beneficially own approximately a 39.5% voting interest in the Company based on their ownership of Class A Common Stock and Class V Common Stock (in respect of Existing Investors who hold Class A Units). In addition, the Sponsor Investors (by virtue of the ownership of the Founders, Cannae and THL) beneficially own approximately 16.6% of the Company’s Class A Common Stock. As a result, for so long as they retain a significant ownership interest in the Company and/or Alight Holding Company LLC (f/k/a Tempo Holding Company, LLC) ("Alight Holdings"), the Sponsor Investors and Existing Investors will have significant influence on the approval of actions requiring stockholder approval through the exercise of their voting power.

Moreover, under the Company Charter and the Investor Rights Agreement that the Company entered into with the Sponsor Investors and the Existing Investors as part of the Business Combination, the Company has agreed to nominate to the Company Board certain individuals designated by the Sponsor Investors and the Blackstone Investors, respectively, for so long as such investors retain a certain ownership interest in the Company and/or Alight Holdings. These designation rights may be disproportionate to the ownership interests of such investors in the Company. As a result, the Sponsor Investors and the Blackstone Investors will have significant influence with respect to the Company’s management, business plans and policies, including the appointment and removal of the Company’s officers. In particular, for so long as such investors continue to own a significant percentage of the Class A Common Stock, such investors may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your Class A Common Stock as part of a sale of our company and ultimately might affect the market price of our Class A Common Stock.

The Company’s directors may allocate some of their time to other businesses, which may cause conflicts of interest in their determination as to how much time to devote to the Company’s affairs and materially adversely affect the Company’s results of operations.

The Company’s directors may engage in other business activities, including serving as directors or executive officers of other businesses. The Company’s directors will need to determine how to allocate their time to the Company in addition to any such other activities. This may result in a conflict of interest in the determination as to how our directors allocate their time between their oversight of the management and operations of the Company and the operations of (or their engagement in) such other businesses. Any such conflicts may not always be resolved in the Company’s favor and may materially adversely affect the Company’s results of operations.

The Company Charter provides that none of the Sponsor Investors or the Existing Investors or any director of the Company who is not employed by the Company or any of its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or lines of business in which the Company operates or from otherwise competing with the Company, and contains a waiver of any interest or expectancy in certain opportunities by the Company, which may prevent the Company from receiving the benefit of certain corporate opportunities that would otherwise have been available to it.

The Sponsor Investors, the Existing Investors, the Company’s non-employee directors and/or their respective affiliates are, and/or in the future may be, engaged in (or affiliated with entities that are engaged in) similar activities or related lines of business to the Company or activities that may otherwise overlap or compete with the Company’s business. Under the Company Charter, the Sponsor Investors, the Existing Investors, the non-employee directors and their respective affiliates are permitted to engage in the same or similar business activities or lines of business to the Company or its affiliates and to otherwise compete with the Company. In addition, the Sponsor Investors, the Existing Investors, the non-employee directors and their respective affiliates are not required to disclose or offer to the Company any corporate opportunities that such persons learn of which may be a corporate opportunity for both themselves and the Company and the Company will renounce any interest or expectancy in (or right to be offered or to participate in) any such opportunities so long as the opportunity is not presented to a person in their capacity as a director or officer of the Company. The Sponsor Investors, the Existing Investors, the non-employee directors and their respective affiliates will not (to the fullest extent permitted by applicable law) have any liability to the Company for any breach of fiduciary duty for engaging in any such activities or from not disclosing any corporate opportunities to the Company or from pursuing or acquiring such opportunities themselves or offering or directing such opportunities to any other person. As a result of these provisions, the Company may be not be offered certain corporate opportunities which could be beneficial to the Company and its stockholders, or the Existing Investors, the Sponsor Investors, the non-employee directors or their respective affiliates may direct such opportunities to certain other businesses in which they are engaged (or such other businesses may otherwise pursue such opportunities) causing them to compete with us, which may cause such opportunities not to be available to the Company or to become more expensive or difficult for the Company to pursue, which could adversely impact the Company’s business or prospects.

The NYSE may not continue to list the Company’s securities on its exchange, which could limit the ability of investors to make transactions in the Company’s securities and subject the Company to additional trading restrictions.

The Company was required to meet the NYSE’s initial listing requirements in order for its securities to be listed on its exchange. Among the conditions requested by the NYSE are requirements of an expected at least $4.00 per share trading price and a minimum “public float” (based on all outstanding shares of Class A Common Stock except shares held by directors, executive officers and stockholders owning 10% or more of the outstanding shares) of at least $100.0 million. If the Company fails to continue to meet the listing requirements of the NYSE, the Class A Common Stock may be delisted, and the Company could face significant material adverse consequences, including:

•
limited availability of market quotations for its securities;

•
limited amount of news and analyst coverage for the Company; and
•
decreased ability to issue additional securities or obtain additional financing in the future.

The Company Charter, Bylaws and Delaware law, as well as the Investor Rights Agreement, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A Common Stock.

The Company Charter, Bylaws and Investor Rights Agreement contain provisions that may discourage, delay or prevent a merger, consolidation, acquisition, or other change in control transaction that stockholders may consider favorable, including transactions in which the Company’s stockholders might otherwise receive a premium for their Class A Common Stock. These provisions may also prevent or frustrate attempts by stockholders to replace or remove Company management. The Company’s corporate governance documents include provisions:

•
authorizing blank check preferred stock, which could be issued without stockholder approval and with voting, liquidation, dividend and other rights superior to our Class A Common Stock, as determined by the Company Board;
•
providing that any action required or permitted to be taken by the Company’s stockholders must be taken at a duly called annual or special meeting of stockholders and may not be taken by any consent in writing (unless the proposed action is unanimously authorized or approved by the Company Board);
•
requiring advance notice of, and compliance with procedural requirements for, stockholder proposals for business to be conducted at any stockholder meeting and for stockholder nominations of candidates for election to the Company Board (other than directors nominated by the Blackstone Investors or Sponsor Investors under the Investor Rights Agreement);
•
establishing a classified board of directors, so that not all members of the Company Board are elected at one time, with the election of directors requiring only a plurality of votes cast;
•
prohibiting the Company from engaging in a business combination with a person who acquires at least 15% of the outstanding voting stock of the Company for a period of three years from the date such person acquired such shares, unless the business combination is approved by the Company Board and authorized at an annual or special meeting of stockholders by the affirmative vote of at least 66 2/3% of the outstanding voting stock of the Company that is not owned by such person, subject to certain exceptions. This provision shall not apply to the Sponsor Investors or Existing Investors or any of their respective direct or indirect transferees;
•
giving the Company Board the right to fill any vacancies or newly created seats on the Company Board between stockholder meetings, subject to the rights granted to any one or more series of preferred stock then outstanding and the rights granted under the Investor Rights Agreement; and
•
providing that directors may be removed by stockholders only for cause and only upon the affirmative vote of holders of at least 66 2/3% of the total voting power of all outstanding shares of Company stock entitled to vote generally in the election of directors, subject to limitations on the ability to remove directors designated by the Blackstone Investors or Sponsor Investors under the Investor Rights Agreement.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for the Company’s shares. They could also deter potential acquirers of the Company, thereby reducing the likelihood that stockholders could receive a premium for their shares in an acquisition. See “Description of Securities” for a more detailed discussion of these provisions.

The Company Charter provides that, unless the Company consents in writing to the selection of an alternative forum, the Delaware Court of Chancery will be the sole and exclusive forum for most legal actions between the Company and our stockholders, which could limit the ability of the Company’s stockholders to obtain a favorable judicial forum for disputes with the Company or our directors, officers, employees or agents.

The Company Charter specifies that, unless the Company consents in writing to the selection of an alternative forum and subject to certain limited exceptions, the Delaware Court of Chancery will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder of the Company to the Company or our stockholders, or any claim for aiding and abetting any such alleged breach, (iii) any action asserting a claim against the Company or any current or former director, officer, other employee, agent or stockholder of the Company (a) arising pursuant to any provision of the DGCL, the Company Charter (as it may be amended or restated) or the Company Bylaws or (b) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (iv) any action asserting a claim against the Company or any current or former director, officer, other employee, agent or stockholder of the Company governed by the internal affairs doctrine of the law of the State of Delaware. The Company Charter also specifies that the federal district courts of the United States of America will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any claims arising under federal securities laws, including the Securities Act. In addition, these choice of forum provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock will be deemed to have notice of and to have consented to these provisions of the Company Charter.

The Company believes this provision benefits the Company by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against the Company directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or the Company directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ bylaws or certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against the Company, a court could find the choice of forum provisions contained in the Company Charter to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in the Company Charter to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect the Company’s business, financial condition or results of operations.

The Company incurs increased costs and is subject to additional regulations and requirements as a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting and other expenses that Alight had not previously incurred as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes (including due to increased focus on environmental, social and governance (commonly referred to as ESG) matters by certain investors and regulators) have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

Compliance with any of the foregoing or future laws and regulators may result in enhanced disclosure obligations, which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel or purchase new technology to comply effectively.

If securities or industry analysts cease to publish research or reports about our business, or if they downgrade their recommendations regarding our Class A Common Stock, the price of our Class A Common Stock and trading volume could decline.

The trading market for our Class A Common Stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If analysts who cover us downgrade our Class A Common Stock or publish inaccurate or unfavorable research about our business, the price of our Class A Common Stock may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our Class A Common Stock or trading volume to decline and our Class A Common Stock to be less liquid.

We may issue additional shares of Class A Common Stock or other securities without stockholder approval, which would dilute existing ownership interests and may depress the market price of the Class A Common Stock.

The Company may issue additional shares of Class A Common Stock or other equity securities of equal or senior rank in the future without stockholder approval, including in connection with, among other things, the repayment of outstanding indebtedness, grants under the Company’s equity incentive plan, or future strategic acquisitions or similar transactions.

The Company’s issuance of additional Class A Common Stock or other equity securities of equal or senior rank would have the following effects:

•
the proportionate ownership interest of our stockholders’ existing ownership interest in the Company may decrease;

•
the amount of cash available per share, including for payment of any dividends that may be declared by the Company Board in the future, may decrease;
•
the relative voting power of each previously outstanding share of Class A Common Stock may be diminished; and
•
the market price of our Class A Common Stock may decline.

Future issuances of shares of Class A Common Stock by us, and the availability for resale of shares held by our Existing Investors and other significant stockholders (including any shares of Class A Common Stock issued upon exchange of such investors’ Class A Units) may cause the market price of our Class A Common Stock to decline.

Sales of a substantial number of shares of our Class A Common Stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our Class A Common Stock. Under the Business Combination Agreement, the Existing Investors received, among other things, a significant amount of Class A Common Stock and Class A Units (which are exchangeable for shares of Class A Common Stock). In addition, the Existing Investors received shares of our Class B Common Stock or Class B Units which will automatically convert into Class A Common Stock or Class A Units upon the occurrence of certain events (including events tied to the trading price of our Class A Common Stock).

The Existing Investors and certain other significant stockholders may sell large amounts of the Class A Common Stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our Class A Common Stock.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of Class A Common Stock. The market price of our Class A Common Stock could drop significantly if we or our Existing Investors and other significant stockholders sell shares or are perceived by the market as intending to sell them.

Because we have no current plans to pay cash dividends on our Class A Common Stock, you may not receive any return on your investment unless you sell your Class A Common Stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends. The declaration, amount and payment of any future dividends on our Class A Common Stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our credit facilities and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, you may not receive any return on an investment in our Class A Common Stock unless you sell your Class A Common Stock for a price greater than that which you paid for such stock (or the shares of FTAC Common Stock).

The market price of shares of our Class A Common Stock has been, and may continue to be volatile and may decline regardless of our operating performance, which could cause the value of your investment to decline.

The market price of our Class A Common Stock has fluctuated in response to numerous factors and continue to be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A Common Stock regardless of our operating performance. In addition, our operating results may fail to match our past performance and could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, the performance of direct and indirect competitors, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals. In addition, the market price of shares of our Class A Common Stock could be subject to additional volatility or decrease significantly, as a result of speculation in the press or the investment community about our industry or our company, including, as a result of short sellers who publish, or arrange for the publication of, opinions or characterizations of our business prospects or similar matters calculated to create negative market momentum in order to profit from a decline in the market price of our Class A Common Stock. Stock markets and the price of our Class A Common Stock have, and may in the future, experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, including as a result of reports published by short sellers, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, as well as responding to reports published by short sellers or other speculation in the press or investment community, could result in substantial costs and a diversion of our management’s attention and resources.

The Company is a holding company and our only material asset is our direct and indirect interests in Alight Holdings, and we are accordingly dependent upon distributions from Alight Holdings to pay dividends, taxes and other expenses, including payments under the Tax Receivable Agreement.

The Company is a holding company with no material assets other than its direct and indirect ownership of equity interests in Alight Holdings, of which the Company serves as the managing member. As a result, the Company has no independent means of generating revenue or cash flow and the Company is dependent on the financial results and cash flows of Alight Holdings and its subsidiaries and the distributions that we receive from Alight Holdings in order to pay taxes, make payments under the Tax Receivable Agreement, pay dividends (including any dividends or amounts payable in connection with the conversion or exchange of Class B Common Stock and Class B Units) and pay other costs and expenses of the Company. While we intend to cause Alight Holdings to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses, deterioration in the financial condition, earnings or cash flow of Alight Holdings for any reason could limit or impair Alight Holdings’ ability to pay such distributions. Additionally, to the extent that the Company needs funds and Alight Holdings is restricted from making such distributions under applicable laws or regulations or under the terms of any financing arrangements, or Alight Holdings is otherwise unable to provide such funds, it could materially adversely affect the Company’s liquidity and financial condition. Such restrictions include Alight Holdings’ financing facilities to which Alight Holdings’ subsidiaries are borrowers or guarantors. Alight Holdings’ distributions, as a result of such financing facilities, are limited based on the achievement of certain financial ratios and fixed dollar baskets, availability under which will vary depending on the Company’s financial performance. We currently anticipate that Alight Holdings will have sufficient capacity to make the dividends and other distributions described above. Distributions may also be restricted pursuant to the Alight Holdings Operating Agreement and applicable Delaware law. Under the Alight Holdings Operating Agreement, the Company (as managing member) is prohibited from making distributions if they would violate Section 18-607 of the DLLCA or another applicable law. Under the DLLCA, limited liability companies are generally restricted from making distributions to their members to the extent that, after giving effect to any such distribution, the company’s liabilities (subject to certain limited exclusions) exceed the fair value of the company’s assets.

Under the terms of the Alight Holdings Operating Agreement, Alight Holdings is obligated to make tax distributions to holders of Alight Holdings Units (including us) at an assumed tax rate, subject to there being available cash. The amount of these tax distributions may in certain periods exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. The Company Board, in its sole discretion, will determine from time to time how to use any cash that accumulates at the Company as a result, which may include, among other potential uses, repurchases of our Class A Common Stock or the payment of dividends thereon. However, we will have no obligation to distribute such cash (or other available cash other than as a result of any declared dividend) to our stockholders. To the extent that the Company does not use any such accumulated cash, following the exchange or redemption of Class A Units for Class A Common Stock, Continuing Tempo Unitholders may benefit from value attributable to such cash balances as a result of their ownership of Class A Common Stock, notwithstanding that such Continuing Tempo Unitholders may previously have participated or received distributions as holders of Alight Holdings Units that resulted in the excess cash balances at the Company.

The Company will be required to pay certain parties for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, the Company’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Alight Holdings Units after the Business Combination and our utilization of certain tax attributes of the Tempo Blockers.

In connection with the Business Combination, we entered into a tax receivable agreement (the "Tax Receivable Agreement" or the "TRA") with certain of our pre-Business Combination owners (the "TRA Parties") that provides for the payment by the Company to such TRA Parties of 85% of the benefits, if any, that the Company is deemed to realize (calculated using certain assumptions) as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of Alight Holdings as a result of the Business Combination and as a result of sales or exchanges of Alight Holdings Units for shares of Class A Common Stock after the Business Combination and (iii) the Company’s utilization of certain tax attributes of the Tempo Blockers (including the Tempo Blockers allocable share of existing tax basis), and of certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of the Company and not of Alight Holdings. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges of Alight Holdings Units for shares of Company Common Stock, the applicable tax rate, the price of shares of our Class A Common Stock at the time of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Alight Holdings and our possible utilization of tax attributes, including existing tax basis acquired at the time of the Business Combination, the payments that the Company may make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned on the exchanging holders of Alight Holdings Units or other TRA Parties continuing to hold ownership interests in us. To the extent payments are due to the TRA Parties under the Tax Receivable Agreement, the payments are generally required to be made within ten business days after the tax benefit schedule (which sets forth the Company’s realized tax benefits covered by the Tax Receivable Agreement for the relevant taxable year) is finalized. The Company is required to deliver such a tax benefit schedule to the TRA Parties’ representative, for its review, within ninety calendar days after the due date (including extensions) of the Company’s federal corporate income tax return for the relevant taxable year.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

The Company’s payment obligations under the Tax Receivable Agreement will be accelerated in the event of certain changes of control or its election to terminate the Tax Receivable Agreement early. The accelerated payments will relate to all relevant tax attributes then allocable to the Company in the case of an acceleration upon a change of control and to all relevant tax attributes allocable or that would be allocable to the Company (in the case of an election by the Company to terminate the Tax Receivable Agreement early, assuming all Alight Holdings Units were then exchanged). The accelerated payments required in such circumstances will be calculated by reference to the present value (at a specified discount rate determined by reference to LIBOR) of all future payments that holders of Alight Holdings Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that the Company will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax basis and the Company’s utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the Tax Receivable Agreement). The Company’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement, payments under the Tax Receivable Agreement could be in excess of 85% of the Company’s actual cash tax benefits.

Accordingly, it is possible that the actual cash tax benefits realized by the Company may be significantly less than the corresponding Tax Receivable Agreement payments or that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to the Company by Alight Holdings are not sufficient to permit the Company to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Based upon certain assumptions, we estimate that if Alight, Inc. were to exercise its termination right as of December 31, 2021, the aggregate amount of these termination payments would be significantly in excess of the Tax Receivable Agreement liability recorded in the Consolidated Financial Statements within this Annual Report on Form 10-K. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value of our Company Common Stock.

In the case of a “Change of Control” under the Tax Receivable Agreement (which is defined to include, among other things, a 50% change in control of the Company, the approval of a complete plan of liquidation or dissolution of the Company, or the disposition of all or substantially all of the Company’s direct or indirect assets), payments under the Tax Receivable Agreement will be accelerated and may significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement (the calculation of which is described in the immediately preceding risk factor) in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Company Common Stock in a change of control transaction.

Risks Related to Our Indebtedness

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates may increase in the future. As a result, interest rates on our term loan facility, secured senior notes and revolving credit facility, or any other variable rate debt offerings that we may engage in, could be higher or lower than current levels. Although we use derivative financial instruments to some extent to manage a portion of our exposure to interest rate risks, we do not attempt to manage our entire expected exposure. As of December 31, 2021, we had approximately $2.6 billion of outstanding debt at variable interest rates. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Changes in our credit ratings could adversely impact our operations and lower our profitability.

Credit rating agencies continually revise their ratings for the companies that they follow, including us. Credit rating agencies also evaluate our industry as a whole and may change their credit ratings for us based on their overall view of our industry. Failure to maintain our credit ratings on long-term and short-term debt, or a lowered outlook for us or for our industry, could increase our cost of borrowing, reduce our ability to obtain intra-day borrowing, which we may need to operate our business, and adversely impact our results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in leased office space in Lincolnshire, Illinois. We currently use approximately 290,000 square feet of office space in our headquarters. The lease expires on December 31, 2024. We have offices in locations throughout the world, including Texas, Florida, North Carolina, Georgia, Puerto Rico, Canada, Spain and India. All of our offices are located in leased premises.

We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. See Note 18 “Lease Obligations” within the Consolidated Financial Statements within Item 8 of this Annual Report on Form 10-K for further information.

Item 3. Legal Proceedings.

We are a party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, we believe that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol ALIT. Trading began on our Class A Common Stock on July 2, 2021. Prior to that time, there was no public market for our Class A Common Stock.

Market price information regarding our Class B-1 Common Stock, Class B-2 Common Stock, Class V Common Stock, Class Z-A Common Stock, Class Z-B-1 Common Stock and Class Z-B-2 Common Stock is not provided because there is no public market for such classes.

Holders of Record

Set forth below are the numbers of holders of record for each of our classes of Common Stock as of March 7, 2022.

Class	Number of Holders of Record
Class A Common Stock	114
Class B-1 Common Stock	98
Class B-2 Common Stock	98
Class V Common Stock	8
Class Z-A Common Stock	58
Class Z-B-1 Common Stock	58
Class Z-B-2 Common Stock	58

Dividends

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plan

The information required in this section is included under the heading "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2022 Proxy Statement.

Performance

The following graph compares the total shareholder return from July 2, 2021, the date on which our Class A common shares commenced trading on the NYSE, through December 31, 2021 of (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500”) and (iii) the Russell 2000 Index (the "Russell 2000"). The S&P 500 was selected because it serves as a broad market index. The Russell 2000 was selected because we do not believe we can reasonably identify an industry index or specific peer group that would offer a meaningful comparison. The Russell 2000 measures the performance of the small market capitalization segment of U.S. equity instruments.

The stock performance graph and table assume an initial investment of $100 on July 2, 2021, and that all dividends of the S&P 500 and Russell 2000, were reinvested. The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Exchange Act.

Stock Performance
160
140
120
100
80
07/06/2021
07/09/2021
07/14/2021
07/19/2021
07/22/2021
07/27/2021
07/30/2021
08/04/2021
08/09/2021
08/12/2021
08/17/2021
08/20/2021
08/25/2021
08/30/2021
09/02/2021
09/08/2021
09/13/2021
09/16/2021
09/21/2021
09/24/2021
09/29/2021
10/04/2021
10/07/2021
10/12/2021
10/15/2021
10/20/2021
10/25/2021
10/28/2021
11/02/2021
11/05/2021
11/10/2021
11/15/2021
11/18/2021
11/23/2021
11/29/2021
12/02/2021
12/07/2021
12/10/2021
12/15/2021
12/20/2021
12/23/2021
12/29/2021
Alight Inc Class A
S&P 500
Russell 2000

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion includes forward-looking statements. See ‘Disclaimer Regarding Forward-looking Statements’ for certain cautionary information regarding forward-looking statements and ‘Risk Factors’ in Item 1A of this Annual Report on Form 10-K for a list of factors that could cause actual results to differ materially from those predicted in those statements.

This discussion includes references to non-GAAP financial measures as defined in the rules of the SEC. We present such non-GAAP financial measures as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under U.S. generally accepted accounting principles (“U.S. GAAP”), and these provide a measure against which our businesses may be assessed in the future.

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2021. See ‘Non-GAAP Financial Measures’ below for further discussion.

BUSINESS

Overview

We are a leading cloud-based provider of integrated digital human capital and business solutions. We have an unwavering belief that a company’s success starts with its people, and our solutions connect human insights with technology. The Alight Worklife employee engagement platform provides a seamless customer experience by combining content, plus AI and data analytics to enable Alight's BPaaS model. Our mission-critical solutions enable employees to enrich their health, wealth and wellbeing, which helps global organizations achieve a high-performance culture.

On July 2, 2021 (the “Closing Date”), Foley Trasimene Acquisition Corp. ("FTAC") completed the business combination (the “Business Combination”) with Alight Holding Company, LLC (f/k/a Tempo Holding Company, LLC) (“Alight Holdings” or the “Predecessor”) contemplated by the Business Combination Agreement (as amended and restated as of April 29, 2021) between FTAC, Alight Holdings and other interested parties (the “Business Combination Agreement”). On the Closing Date, pursuant to the Business Combination Agreement, FTAC became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”) and was renamed Alight Group, Inc. As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings that went into effect upon the completion of the Business Combination. As a result of the Business Combination, Alight owns approximately 85% of the economic interest in Alight Holdings, but will have 100% of the voting power and will control the management of Alight Holdings. Immediately following the completion of the Business Combination, the non-voting ownership percentage held by noncontrolling interest was approximately 15%.

Principal Services and Segments

We currently report our results of operations in three segments: Employer Solutions, Professional Services and Hosted Business. Employer Solutions, Professional Services and Hosted Business accounted for approximately 87%, 12% and 1% and 85%, 14% and 1% of consolidated revenue for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively.

•
Employer Solutions: driven by our digital, software and AI-led capabilities powered by the Alight Worklife platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health, employee wellbeing and payroll. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. In addition, employees benefit from an integrated platform and user experience, coupled with a full-service client care center, helping them manage the full life cycle of their health, wealth and careers.
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

Licensing and Regulation

Our business activities are subject to licensing requirements and extensive regulation under the laws of countries in which we operate, including United States (“U.S.”) federal and state laws. See the discussion contained in "Risk Factors" in Item 1A of this Annual Report on Form 10-K, for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

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

We do not believe there is any single competitor with the breadth of our solutions, and thus our competitors vary for each of our solutions. Our primary competitors include Accenture, Accolade, ADP, Benefitfocus, bswift, Businessolver, Cognizant, Conduent, Deloitte, eHealth, Empower, Fidelity, GoHealth, Grand Rounds, HealthEquity, Mercer, OneSource Virtual, Quantum Health, SD Worx, Vanguard, Voya, WTW, and Workday.

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

As a result of the application of accounting for the Business Combination, the historical Consolidated Financial Statements of the Predecessor are not necessarily indicative of the Successor’s future results of operations, financial position and cash flows. For example, increased tangible and intangible assets resulting from adjusting the basis of tangible and intangible assets to their fair value would result in increased depreciation and amortization expense in the periods following the consummation of the Business Combination.

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

Additionally, in connection with the Business Combination, we have accounted for the issuance of warrants and Seller Earnout contingent consideration as liabilities which require remeasurement to fair value at the end of each reporting period, as applicable and adopted the Alight 2021 Omnibus Incentive Plan which will result in higher share-based compensation expenses. Lastly, the redemption of our Unsecured Senior Notes and partial paydown of the Term Loan in conjunction with the Business Combination, will result in lower interest expense.

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

EXECUTIVE SUMMARY OF FINANCIAL RESULTS

While the Closing Date was July 2, 2021, we determined that as the impact of one day would be immaterial to the results of operations, we will utilize July 1, 2021 as the date of the Business Combination for accounting purposes. As a result of the Business Combination, the following tables present selected financial data for the Successor six months ended December 31, 2021, and the Predecessor six months ended June 30, 2021 and year ended December 31, 2020.

We prepared our discussion of the results of operations by comparing the results of the combined Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021 to the Predecessor year ended December 31, 2020. The core business operations of the Predecessor and Successor were not significantly impacted by the consummation of the Business Combination. Therefore, we believe the combined results for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 are comparable to the Predecessor year ended December 31, 2020 and provide enhanced comparability to the reader about the current year's results. We believe this approach provides the most meaningful basis of comparison and is useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.

The following table sets forth our historical results of operations for the periods indicated below:

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
(in millions)	2021	2021	2020	2019
Revenue	$1,554	$1,361	$2,728	$2,552
Cost of services, exclusive of depreciation and amortization	1,001	888	1,829	1,619
Depreciation and amortization	21	38	65	50
Gross Profit	532	435	834	883

Operating Expenses
Selling, general and administrative	304	222	461	415
Depreciation and intangible amortization	163	111	226	203
Total operating expenses	467	333	687	618
Operating Income	65	102	147	265
Other Expense
Loss from change in fair value of financial instruments	65	—	—	—
Gain from change in fair value of tax receivable agreement	(37)	—	—	—
Interest expense	57	123	234	224
Other expense, net	3	9	7	3
Total other expense, net	88	132	241	227
(Loss) Income Before Income Tax Expense (Benefit)	(23)	(30)	(94)	38
Income tax expense (benefit)	25	(5)	9	16
Net (Loss) Income	(48)	(25)	(103)	22
Net loss attributable to noncontrolling interests	(13)	—	—	—
Net (Loss) Income Attributable to Alight, Inc.	$(35)	$(25)	$(103)	$22

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

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses consist of charges relating to the depreciation of the property and equipment used in our business and the amortization of acquired customer-related and contract based intangible assets and technology related intangible assets. Depreciation and intangible amortization may increase or decrease in absolute dollars in future periods depending on the future level of capital investments in hardware and other equipment as well as amortization expense associated with future acquisitions.

Loss from Change in Fair Value of Financial Instruments

Loss from change in fair value of financial instruments includes the impact of the revaluation to fair value at the end of each reporting period for our warrants and the Seller Earnouts contingent consideration.

Gain from Change in Fair Value of Tax Receivable Agreement

Gain from change in fair value of Tax Receivable Agreement includes the impact of the revaluation to fair value at the end of each reporting period.

Interest Expense

Interest expense primarily includes interest expense related to our outstanding debt.

Other Expense, net

Other expense, net includes non-operating expenses and income, including realized currency translation.

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

Adjusted Diluted Earnings Per Share is defined as Adjusted Net Income divided by the adjusted weighted-average number of shares of common stock, diluted. The adjusted weighted shares calculation assumes the full exchange of the noncontrolling interest units, the total amount of warrants that were exercised, and non-vested time-based restricted units that were determined to be antidilutive and therefore excluded from the U.S. GAAP diluted earnings per share. Adjusted Diluted Earnings Per Share, including the adjusted weighted-average number of shares, is used by us and our investors to evaluate our core operating performance and to benchmark our operating performance against our competitors.

A reconciliation of Adjusted Net Income to Net Loss Attributable to Alight, Inc. and the computation of Adjusted Diluted Earnings Per Share is as follows:

Successor
Six Months Ended
December 31,
(in millions, except per share amounts)	2021
Numerator:
Net Loss Attributable to Alight, Inc.	$(35)
Conversion of noncontrolling interest	(13)
Intangible amortization	153
Share-based compensation	67
Transaction and integration expenses	13
Non-recurring professional expenses	19
Restructuring	5
Loss from change in fair value of financial instruments	65
Gain from change in fair value of tax receivable agreement	(37)
Other	(7)
Tax effect of adjustments (1)	(62)
Adjusted Net Income	$168

Denominator:
Weighted average shares outstanding - basic and diluted	439,800,624
Exchange of noncontrolling interest units (2)	77,459,687
Impact of warrant exercises (3)	14,490,641
Impact of unvested RSUs (4)	7,007,072
Adjusted shares of Class A Common Stock outstanding - diluted	538,758,024

Basic and Diluted Net Loss Per Share	$(0.08)
Adjusted Diluted Earnings Per Share (5) (6)	$0.31

(1)
Income tax effects have been calculated based on the statutory tax rates for both U.S. and foreign jurisdictions based on the Company's mix of income.
(2)
Assumes the full exchange of the units held by noncontrolling interests for shares of Class A Common Stock of Alight, Inc. pursuant to the exchange agreement.
(3)
Represents the number of shares of Class A Common Stock issued in relation to the warrant exercises completed in December 2021, not fully included in the weighted average shares outstanding.
(4)
Includes non-vested time-based restricted stock units that were determined to be antidilutive for U.S. GAAP diluted earnings per share purposes.
(5)
Excludes two tranches of contingently issuable earnout shares: (i) 7.5 million shares will be issued if the Company's Class A Common Stock's volume-weighted average price ("VWAP") is >$12.50 for 20 consecutive trading days; (ii) 7.5 million share will be issued if the Company's Class A Common Stock VWAP is >$15.00 for 20 consecutive trading days. Both tranches have a seven-year duration.
(6)
Excludes 16,036,220 performance-based units.

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

A reconciliation of Adjusted EBITDA to Net (Loss) Income is as follows:

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
(in millions)	2021	2021	2020	2019
Net (Loss) Income	$(48)	$(25)	$(103)	$22
Interest expense	57	123	234	224
Income tax expense (benefit)	25	(5)	9	16
Depreciation	31	49	91	68
Intangible amortization	153	100	200	185
EBITDA	218	242	431	515
Share-based compensation	67	5	5	9
Transaction and integration expenses (1)	13	—	—	—
Non-recurring professional expenses(2)	19	18	—	14
Transformation initiatives(3)	—	—	8	22
Restructuring	5	9	77	14
Loss from change in fair value of financial instruments	65	—	—	—
Gain from change in fair value of tax receivable agreement	(37)	—	—	—
Other(4)	(7)	4	43	22
Adjusted EBITDA	$343	$278	$564	$596

(1)
Transaction and integration expenses related to acquisitions in 2021.
(2)
Non-recurring professional expenses includes external advisor and legal costs related to the Company's Business Combination.
(3)
Transformation initiatives in fiscal years 2020 and 2019 includes expenses related to enhancing our data center for both periods, and severance expense for the first half of 2019.
(4)
Other primarily includes activity related to long-term incentives and expenses related to acquisitions in fiscal years 2020 and 2019.

A reconciliation of Adjusted EBITDA less Capital Expenditures to Cash provided by operating activities is as follows:

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
(in millions)	2021	2021	2020	2019
Cash provided by operating activities	$57	$58	$233	$268
Interest expense	57	123	234	224
Income tax expense (benefit)	25	(5)	9	16
Capital expenditures	(59)	(55)	(90)	(77)
Financing fee amortization and other non-cash items	(9)	(10)	(31)	(23)
Noncash lease expense	(11)	(10)	(30)	(12)
Transaction and integration expenses	13	—	—	—
Non-recurring professional expenses	19	18	—	14
Transformation initiatives	—	—	8	22
Restructuring	5	9	77	14
Other	(7)	4	43	22
Change in operating assets and liabilities	194	91	21	51
Adjusted EBITDA less Capital Expenditures	$284	$223	$474	$519

Results of Operations for the Combined Year Ended December 31, 2021 (Successor and Predecessor) Compared to the Year Ended December 31, 2020 (Predecessor)

Revenue

Revenues were $1,554 million for the Successor six months ended December 31, 2021, $1,361 million for the Predecessor six months ended June 30, 2021 and $2,728 million for the Predecessor year ended December 31, 2020. Revenues were $2,915 million for the combined year ended December 31, 2021, which reflects an increase of $187 million over the Predecessor prior year period, representing growth of 9% in our Employer Solutions segment and 1% in our Professional Services segment, partially offset by a decline of 42% in our Hosted Business segment. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife platform and next generation product suite, BPaaS Solutions. These products capitalize on our robust data combined with AI & analytics to deliver greater employee engagement and employer outcomes. BPaaS products and services span across both the Employer Solutions and Professional Services segments. We recorded BPaaS revenue of $203 million and $187 million for the Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021, respectively. For the combined year ended December 31, 2021, BPaaS revenue of $390 million represents growth of 17% compared to the Predecessor prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and used as a metric of commercial activity by management and investors. BPaaS bookings were $322 million and $280 million for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively. For the combined year ended December 31, 2021, BPaaS bookings of $602 million represents growth of 128%, compared to the Predecessor prior year period.

Recurring revenues were $1,299 million for the Successor six months ended December 31, 2021, $1,130 million for the Predecessor six months ended June 30, 2021 and $2,231 million for the Predecessor year ended December 31, 2020. Recurring revenues were $2,429 million for the combined year ended December 31, 2021, which reflects an increase of $198 million over the Predecessor prior year period, or 9%, related to growth in both Employer Solutions and Professional Services, partially offset by a decline in the Hosted Business. Growth in Employer Solutions is a result of higher revenues related to acquisition activity, increased volumes, increases in Net Commercial Activity and transitions from our Hosted Business to cloud-based services. Growth in Professional Services is a result of increases in Net Commercial Activity.

Project revenues were $255 million for the Successor six months ended December 31, 2021, $231 million for the Predecessor six months ended June 30, 2021 and $497 million for the Predecessor year ended December 31, 2020. Project revenues were $486 million for the combined year ended December 31, 2021, which reflects a decrease of $11 million over the Predecessor prior year period, or 2%, related to a decline in Professional Services, partially offset by growth in Employer Solutions.

In addition, a majority of our revenue is generated in the U.S., which reflected 93% of the total revenue increase for the combined year ended December 31, 2021 compared to the Predecessor prior year period.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization were $1,001 million for the Successor six months ended December 31, 2021, $888 million for the Predecessor six months ended June 30, 2021 and $1,829 million for the Predecessor year ended December 31, 2020. Cost of services, exclusive of depreciation and amortization were $1,889 million for the combined year ended December 31, 2021, which reflects an increase of $60 million over the Predecessor prior year period, or 3%, primarily driven by higher costs related to growth in current and future revenues, including investments in key resources and increases related to our recent acquisitions in the fourth quarter of 2021, partially offset by lower expenses related to productivity initiatives, including the impact of lower restructuring related costs and $21 million of lower costs in the Hosted business as clients transition to cloud-based services.

Selling, General and Administrative

Selling, general and administrative expenses were $304 million for the Successor six months ended December 31, 2021, $222 million for the Predecessor six months ended June 30, 2021 and $461 million for the Predecessor year ended December 31, 2020. Selling, general and administrative expenses were $526 million for the combined year ended December 31, 2021, which reflects an increase of $65 million, or 14%, primarily driven by compensation expenses related to awards issued in the third quarter of 2021 and non-recurring professional expenses related to costs incurred in relation to the Business Combination completed in the third quarter of 2021, partially offset by lower expenses related to productivity initiatives, including the impact of lower restructuring related costs.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses were $163 million for the Successor six months ended December 31, 2021, $111 million for the Predecessor six months ended June 30, 2021 and $226 million for the Predecessor year ended December 31, 2020. Depreciation and intangible amortization expenses were $274 million for the combined year ended December 31, 2021, which reflects an increase of $48 million, or 21%, primarily driven by amortization related to the identifiable intangible assets acquired in conjunction with the Business Combination completed in the third quarter of 2021 and acquisitions completed during the fourth quarter of 2021.

Loss from Change in Fair Value of Financial Instruments

A loss from a change in the fair value of financial instruments of $65 million was recorded for the Successor six months ended December 31, 2021. We are required to revalue the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. We did not have outstanding financial instruments in the Predecessor periods prior to the Business Combination.

Change in Tax Receivable Agreement

A gain from the change in the fair value of the tax receivable agreement of $37 million was recorded for the Successor six months ended December 31, 2021. The revaluation gain is due to changes in the discount rate and the Company's assumptions related to the timing of the utilization of the tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period. We did not have a tax receivable agreement in the Predecessor period prior to the Business Combination.

Interest Expense

Interest expenses were $57 million for the Successor six months ended December 31, 2021, $123 million for the Predecessor six months ended June 30, 2021 and $234 million for the Predecessor year ended December 31, 2020. Interest expenses were $180 million for the combined year ended December 31, 2021, which reflects a decrease of $54 million over the Predecessor prior year period, or 23%, primarily due to the redemption of our Unsecured Senior Notes and partial paydown of the Term Loan in conjunction with the Business Combination completed during the third quarter of 2021. See Note 8 “Debt” for further information.

Loss before Income Tax Expense (Benefit)

Loss before income tax expense (benefit) was $23 million for the Successor six months ended December 31, 2021, $30 million for the Predecessor six months ended June 30, 2021 and $94 million for the Predecessor year ended December 31, 2020. Loss before income tax expense (benefit) was $53 million for the combined year ended December 31, 2021, a decrease of $41 million compared to $94 million for the Predecessor year ended December 31, 2020, due to the drivers identified above.

Income Tax Expense (Benefit)

Income tax expense was $25 million for the Successor six months ended December 31, 2021, income tax benefit was $5 million for the Predecessor six months ended June 30, 2021, and income tax expense was $9 million for the Predecessor year ended December 31, 2020. The effective tax rate of (109%) for the Successor six months ended December 31, 2021 is lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company's organizational structure and the noncontrolling interest associated with the portion of Alight Holdings income not allocable to the Company. The effective tax rate of 17% for the Predecessor six months ended June 30, 2021 was primarily driven by foreign and state income taxes payable in jurisdictions where the Company had operations that generated operating income. See Note 7 “Income Taxes” for further information.

Results of Operations for the Year Ended December 31, 2020 (Predecessor) Compared to the Year Ended December 31, 2019 (Predecessor)

Revenue

Revenues were $2,728 million for the Predecessor year ended December 31, 2020 as compared to $2,552 million for the Predecessor prior year period. The increase of $176 million reflects growth of 10% and 29% in our Employer Solutions and Professional Services segments, respectively, partially offset by a decline of 61% in our Hosted Business segment. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife platform and next generation product suite, BPaaS Solutions. These products capitalize on our robust data combined with AI & analytics to deliver greater employee engagement and employer outcomes. BPaaS products and services span across both the Employer Solutions and

Professional Services segments. For the Predecessor year ended December 31, 2020, we recorded BPaaS revenue of $334 million, which represents growth of 111%.

Recurring revenues increased by $158 million over the Predecessor prior year period, or 8%, from $2,073 million to $2,231 million and are related to growth in both Employer Solutions and Professional Services, partially offset by a decline in the Hosted Business. Project revenues increased by $18 million, or 4%, from $479 million to $497 million and are related to growth in Professional Services, partially offset by a decline in Employer Solutions.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization increased $210 million, or 13%, for the Predecessor year ended December 31, 2020 as compared to the Predecessor prior year period. The increase was primarily driven by $245 million of additional costs associated with the growth in revenues, including the impact of increases related to our recent acquisitions and $21 million of costs related to the restructuring plan initiated in 2019, partially offset by $53 million of lower costs in the Hosted business as clients transition to cloud-based services.

Selling, General and Administrative

Selling, general and administrative expenses increased $46 million, or 11%, for the Predecessor year ended December 31, 2020 as compared to the Predecessor prior year period. The increase was primarily driven by $56 million of costs related to the restructuring plan initiated in 2019, partially offset by $13 million non-recurring professional expenses related to costs incurred in respect of our postponed initial public offering in 2019.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses increased $23 million, or 11%, for the Predecessor year ended December 31, 2020 as compared to the Predecessor prior year period. The increase was primarily driven by amortization related to the identifiable intangible assets acquired during the second half of 2019.

Interest Expense

Interest expense increased $10 million, or 4%, for the Predecessor year ended December 31, 2020 as compared to the Predecessor prior year period. The increase was primarily due to incremental interest associated with the additional unsecured and secured senior notes issued in 2020, partially offset by lower interest expense on our Term Loan due to movement in market rates. See Note 8 “Debt” for further information.

Loss before Income Tax Expense

Loss before income tax expense was a loss of $94 million for the Predecessor year ended December 31, 2020, a decrease of $132 million compared to income of $38 million for the Predecessor year ended December 31, 2019, due to the drivers identified above.

Income Tax Expense

Income tax expense decreased $7 million for the Predecessor year ended December 31, 2020 as compared to the Predecessor prior year period, from $16 million to $9 million. The effective tax rate for the Predecessor year ended December 31, 2020 was approximately (10)% and was primarily driven by foreign and state income taxes payable in jurisdictions where the Company had operations that generated operating income. See Note 7 “Income Taxes” for further information.

Segment Revenue and Adjusted EBITDA

Employer Solutions Segment Results

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
($ in millions)	2021	2021	2020	2019
Employer Solutions Revenue
Recurring revenue	$1,213	$1,049	$2,051	$1,834
Project revenue	134	107	237	250
Total Employer Solutions Revenue	$1,347	$1,156	$2,288	$2,084
Employer Solutions Gross Profit	$489	$392	$725	$767
Employer Solutions Gross Profit Margin	36%	34%	32%	37%
Employer Solutions Adjusted EBITDA	$344	$274	$533	$554
Employer Solutions Adjusted EBITDA Margin	26%	24%	23%	27%

Employer Solutions Segment Results of Operations for the Combined Year Ended December 31, 2021 (Successor and Predecessor) Compared to the Year Ended December 31, 2020 (Predecessor)

Employer Solutions Revenue

Employer Solutions total revenues were $1,347 million for the Successor six months ended December 31, 2021, $1,156 million for the Predecessor six months ended June 30, 2021 and $2,288 million for the Predecessor year ended December 31, 2020. We experienced annual revenue retention rates of 97% and 96% in 2021 and 2020, respectively. Employer Solutions total revenues were $2,503 million for the combined year ended December 31, 2021, which reflects an overall increase of $215 million over the Predecessor prior year period due to an increase of recurring revenues of $211 million, or 10%, as a result of approximately $123 million of revenue primarily related to the Retiree acquisition, increased volumes, increases in Net Commercial Activity and transitions from our Hosted Business to cloud-based services, and an increase in project revenues of $4 million, or 2%.

Employer Solutions Gross Profit

Employer Solutions Gross Profit was $489 million for the Successor six months ended December 31, 2021, $392 million for the Predecessor six months ended June 30, 2021 and $725 million for the Predecessor year ended December 31, 2020. Employer Solutions Gross Profit was $881 million for the combined year ended December 31, 2021 which reflects an increase of $156 million over the Predecessor prior year period, or 22%, primarily due to revenue growth as discussed above and lower expenses related to productivity initiatives, including the impact of lower restructuring related costs, partially offset by increases in costs associated with growth of current and future revenues.

Employer Solutions Adjusted EBITDA

Employer Solutions Adjusted EBITDA was $344 million for the Successor six months ended December 31, 2021, $274 million for the Predecessor six months ended June 30, 2021 and $533 million for the Predecessor year ended December 31, 2020. Employer Solutions Adjusted EBITDA was $618 million for the combined year ended December 31, 2021, which reflects an increase of $85 million over the Predecessor prior year period, primarily due to revenue growth as discussed above, partially offset by increases in costs associated with growth of current and future revenues, including investments in our commercial functions and technology.

Employer Solutions Segment Results of Operations for the Year Ended December 31, 2020 (Predecessor) Compared to the Year Ended December 31, 2019 (Predecessor)

Employer Solutions Revenue

Employer Solutions total revenues were $2,288 million for the Predecessor year ended December 31, 2020 as compared to $2,084 million for the Predecessor prior year period. We experienced annual revenue retention rates of 96% and 98% in 2020 and 2019. The overall increase of $204 million was due to an increase of recurring revenues of $217 million over the Predecessor prior year period, or 12%, from $1,834 million to $2,051 million as a result of approximately $210 million of revenue related to material acquisitions, partially offset by a decrease in project revenues of $13 million, or 5%, from $250 million to $237 million primarily related to client project delays as a result of COVID-19.

Employer Solutions Gross Profit

Employer Solutions Gross Profit was $725 million for the Predecessor year ended December 31, 2020 as compared to $767 million for the Predecessor prior year period. The decrease of $42 million was due to primarily due to higher costs related to our recent acquisitions, which outpaced revenue growth as discussed.

Employer Solutions Adjusted EBITDA

Employer Solutions Adjusted EBITDA was $533 million for the Predecessor year ended December 31, 2020, as compared to $554 million for the Predecessor prior year period. The decrease of $21 million was primarily due to higher costs related to our recent acquisitions, which outpaced revenue growth as discussed above.

Professional Services Segment Results

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
($ in millions)	2021	2021	2020	2019
Professional Services Revenue
Recurring revenue	$65	$60	$108	$56
Project revenue	121	124	260	229
Total Professional Services Revenue	$186	$184	$368	$285
Professional Services Gross Profit	$44	$46	$106	$68
Professional Services Gross Profit Margin	24%	25%	29%	24%
Professional Services Adjusted EBITDA	$1	$7	$31	$7
Professional Services Adjusted EBITDA Margin	1%	4%	8%	2%

Professional Services Segment Results of Operations for the Combined Year Ended December 31, 2021 (Successor and Predecessor) Compared to the Year Ended December 31, 2020 (Predecessor)

Professional Services Revenue

Professional Services total revenues were $186 million for the Successor six months ended December 31, 2021, $184 million for the Predecessor six months June 30, 2021 and $368 million for the Predecessor year ended December 31, 2020. Professional Services total revenues were $370 million for the combined year ended December 31, 2021, which reflects an overall increase of $2 million over the Predecessor prior year period, due to an increase of recurring revenues of $17 million, or 16%, as a result of increases in Net Commercial Activity, partially offset by a decrease in project revenues of $15 million, or 6%.

Professional Services Gross Profit

Professional Services Gross Profit was $44 million for the Successor six months ended December 31, 2021, $46 million for the Predecessor six months ended June 30, 2021 and $106 million for the Predecessor year ended December 31, 2020. Professional Services Gross Profit was $90 million for the combined year ended December 31, 2021, which reflects a decrease of $16 million over the Predecessor prior year period, or 15%, primarily due to increases in costs associated with growth of current and future revenues, including investments in key resources, partially offset by revenue growth as discussed above.

Professional Services Adjusted EBITDA

Professional Services Adjusted EBITDA was $1 million for the six months ended December 31, 2021, $7 million for the Predecessor six months ended June 30, 2021 and $31 million for the Predecessor year ended December 31, 2020. Professional Services Adjusted EBITDA was $8 million for the combined year ended December 31, 2021 which reflects a decrease of $23 million over the Predecessor prior year period, primarily due to increases in costs associated with growth of current and future revenues, including investments in our commercial functions, partially offset by revenue growth as discussed above.

Professional Services Segment Results of Operations for the Year Ended December 31, 2020 (Predecessor) Compared to the Year Ended December 31, 2019 (Predecessor)

Professional Services Revenue

Professional Services total revenues were $368 million for the Predecessor year ended December 31, 2020 as compared to $285 million for the Predecessor prior year period. The overall increase of $83 million was due to an increase of recurring revenues of $52 million over the Predecessor prior year period, or 93%, from $56 million to $108 million as a result of increases in Net Commercial Activity and approximately $43 million of revenue related to material acquisitions and an increase in project revenues of $31 million, or 14%, from $229 million to $260 million.

Professional Services Gross Profit

Professional Services Gross Profit was $106 million for the Predecessor year ended December 31, 2020 as compared to $68 million for the Predecessor prior year period. The increase of $38 million was primarily due revenue growth, partially offset by increases in costs associated with growth of revenues as discussed above.

Professional Services Adjusted EBITDA

Professional Services Adjusted EBITDA was $31 million for the Predecessor year ended December 31, 2020, as compared to $7 million for the Predecessor prior year period. The increase of $24 million was primarily due to revenue growth, partially offset by increases in costs associated with growth of revenues as discussed above.

Hosted Business Segment Results

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
($ in millions)	2021	2021	2020	2019
Hosted Business Revenue
Recurring revenue	$21	$21	$72	$183
Total Hosted Business Revenue	21	$21	$72	$183
Hosted Business Gross Profit	$(1)	$(3)	$3	$48
Hosted Business Gross Profit Margin	-5%	-14%	4%	26%
Hosted Business Adjusted EBITDA	$(2)	$(3)	$—	$35
Hosted Business Adjusted EBITDA Margin	-10%	-14%	0%	19%

Hosted Business Segment Results of Operations for the Combined Year Ended December 31, 2021 (Successor and Predecessor) Compared to the Year Ended December 31, 2020 (Predecessor)

Hosted Business Revenue

Hosted Business revenues were $21 million for the Successor six months ended December 31, 2021, $21 million for the Predecessor six months ended June 30, 2021 and $72 million for the Predecessor year ended December 31, 2020. Hosted Business revenues were $42 million for the combined year ended December 31, 2021, which reflects a decrease of $30 million over the Predecessor prior year period due to transitions from our Hosted Business to cloud-based services.

Hosted Business Gross Profit

Hosted Business Gross Profit was ($1) million for the Successor six months ended December 31, 2021, ($3) million for the Predecessor six months ended June 30, 2021 and $3 million for the Predecessor year ended December 31, 2020. Hosted Business Gross Profit was ($4) million for the combined year ended December 31, 2021, which reflects a decrease of $7 million over the Predecessor prior year period, primarily due to transitions from our Hosted Business to cloud-based services.

Hosted Business Adjusted EBITDA

Hosted Business Adjusted EBITDA was ($2) million for the Successor six months ended December 31, 2021, ($3) million for the Predecessor six months ended June 30, 2021 and immaterial for the Predecessor year ended December 31, 2020. Hosted Business Adjusted EBITDA was ($5) million for the combined year ended December 31, 2021, which reflects a decrease of $5 million over the

Predecessor prior year period, driven by a decrease in revenue during the period from the continued transition from our Hosted Business to cloud-based services, which outpaced a decrease in costs during the period.

Hosted Business Segment Results of Operations for the Year Ended December 31, 2020 (Predecessor) Compared to the Year Ended December 31, 2019 (Predecessor)

Hosted Business Revenue

Hosted Business revenues were $72 million for the Predecessor year ended December 31, 2020 as compared to $183 million for the Predecessor prior year period. The decrease of $111 million was due to transitions from our Hosted Business to cloud-based services and client losses.

Hosted Business Gross Profit

Hosted Business Gross Profit was $3 million for the Predecessor year ended December 31, 2020 as compared to $48 million for the Predecessor prior year period. The decrease of $45 million was primarily due to transitions from our Hosted Business to cloud-based services.

Hosted Business Adjusted EBITDA

Hosted Business Adjusted EBITDA was immaterial for the Predecessor year ended December 31, 2020 as compared to $35 million for the Predecessor prior year period. The decrease of $35 million was driven by a decrease in revenue during the period from the continued transition from our Hosted Business to cloud-based services and client losses, which outpaced a decrease in costs during the period.

LIQUIDITY, FINANCIAL CONDITION, AND CAPITAL RESOURCES

Executive Summary

Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.

We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our Tax Receivable Agreement and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at December 31, 2021 remains strong and as we continue to operate in a period of uncertain economic conditions related to COVID-19 we will continue to closely monitor and proactively manage our liquidity as economic conditions change.

Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
(in millions)	2021	2021	2020	2019
Cash provided by operating activities	$57	$58	$233	$268
Cash used for investing activities	(1,852)	(55)	(142)	(604)
Cash provided by (used for) financing activities	2,400	(64)	463	420
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	—	(3)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	616	(61)	551	85
Cash, cash equivalents, and restricted cash at end of period	$1,652	$1,475	$1,536	$985

Operating Activities

Net cash for operating activities was $57 million cash provided for the Successor six months ended December 31, 2021 and $58 million provided for the Predecessor six months ended June 30, 2021. Net cash provided by operating activities decreased from $233 million during the Predecessor year ended December 31, 2020 to $115 million for the combined year ended December 31, 2021, driven by an increase in working capital requirements and non-cash items primarily related to the Business Combination, offset by a decrease in net loss.

Net cash provided by operating activities for the Predecessor year ended December 31, 2020 decreased $35 million to $233 million from the Predecessor prior year period, primarily driven by a net loss in the period compared to net income in the prior period, partially offset by an increase in non-cash items and a decrease in working capital requirements.

Investing Activities

Cash used for investing activities for the Successor six months ended December 31, 2021 and the Predecessor six months ended was $1,852 million and $55 million, respectively. The primary drivers of the cash used for investing activities for the Successor six months ended December 31, 2021 was $1,793 million related to the Business Combination and $59 million of capital expenditures. For the Predecessor six months ended June 30, 2021, $55 million was used for capital expenditures.

Cash used for investing activities for the Predecessor year ended December 31, 2020 was $142 million. The primary drivers of the cash used for investing activities was $90 million of capital expenditures and $52 million for the acquisition of a business.

Cash used for investing activities for the Predecessor year ended December 31, 2019 was $604 million. The primary drivers of the cash used for investing activities was $527 million for the acquisitions of three businesses and $77 million of capital expenditures.

Financing Activities

Cash provided by financing activities for the Successor six months ended December 31, 2021 was $2,400 million. The primary drivers of the cash provided by financing activities for the Successor six months ended December 31, 2021 were proceeds related to FTAC investors in connection with the Business Combination of $1,813 million and bank borrowings of $627 million, partially offset by FTAC share redemptions of $142 million, loan repayments of $120 million, finance lease payments of $14 million, financing fees related to new debt of $8 million, payments for settlements related to interest rate swaps of $8 million, and tax related distributions to equity-holders of $1 million. Net cash flows from financing activities also changed due to a net increase in the cash flow from client funds obligations of $266 million, primarily due to timing of client funding and subsequent disbursement of payments.

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

Cash provided by financing activities for the Predecessor year ended December 31, 2020 was $463 million. The primary drivers of the cash provided by financing activities were bank borrowings of $779 million, partially offset by loan repayments of $495 million, finance lease payments of $24 million, financing fees of $23 million, payments for settlements related to interest rate swaps of $21 million, payments for contingent consideration of $9 million, tax related distributions to equity-holders of $3 million and unit repurchases $3 million. Net cash flows from financing activities also changed due to a net increase in the cash flow from client funds obligations of $263 million, primarily due to timing of client funding and subsequent disbursement of payments.

Cash provided by financing activities for the year ended December 31, 2019 was $420 million. The primary drivers of the cash provided by financing activities were bank borrowings of $483 million and settlements received related to interest rate swaps of $4 million, partially offset by loan repayments of $120 million, tax related distributions to equity-holders of $10 million, finance lease payments of $13 million, financing fees related to the borrowings of $5 million and unit repurchases of $4 million. Net cash flows from financing activities also changed due to a net increase in the cash flow from client funds obligations of $87 million, primarily due to timing of client funding and subsequent disbursement of payments.

Cash, Cash Equivalents and Fiduciary Assets

At December 31, 2021, our cash and cash equivalents were $372 million, a decrease of $134 million from December 31, 2020. Of the total balances of cash and cash equivalents as of December 31, 2021 and December 31, 2020, none of the balances were restricted as to its use.

Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash of $1,280 million and $1,030 million at December 31, 2021 and December 31, 2020, respectively.

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

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. As of December 31, 2021, we do not expect to make any material payments within the next two years, and anticipate payments to become more material beginning in 2024.

Contractual Obligations and Commitments

The Company has various obligations and commitments outstanding as of December 31, 2021 including debt of $2,858 million, operating leases of $210 million, finance leases of $65 million and purchase obligations of $95 million. Over the twelve months ended December 31, 2022, we expect to pay $38 million, $45 million, $23 million and $26 million for our debt, operating leases, finance leases and purchase obligations, respectively. For further information of each these obligations, refer to the Consolidated Financial Statements within Item 8 of this Annual Report on Form 10-K, Note 8 “Debt”, Note 18 “Lease Obligations” and Note 19 “Contractual Obligations”.

During 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company, through 2028. As of December 31, 2021, the non-cancellable services obligation totaled $1,106 million, with $141 million expected to be paid over the twelve months ended December 31, 2022. We may terminate our arrangement with Wipro with cause or for our convenience. In the case of a termination for convenience, we would be required to pay a termination fee. If we had terminated the Wipro arrangement on December 31, 2021, we estimate that the termination charges would have been at least $377 million.

Other Liquidity Matters

Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. For further information, see the “Risk Factors” section within Item 1A of this Annual Report on Form 10-K.

Critical Accounting Estimates

These consolidated financial statements conform to U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe include critical accounting policies are revenue recognition and accounting for the Tax Receivable Agreement. The critical accounting policies discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. These critical accounting policies require us to make assumptions about matters that are highly uncertain at the time of the estimate or assumption. Different estimates that we could have used, or changes in estimates that are reasonably likely to occur, may have a material effect on our results of operations and financial condition.

Revenue Recognition

Revenues are recognized when control of the promised services is transferred to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services. Substantially all of the Company’s revenue is recognized over time as the customer simultaneously receives and consumes the benefits of our services. On occasion, we may be entitled to a fee based on achieving certain performance criteria or contract milestones. To the extent that we cannot estimate with reasonable assurance the likelihood that we will achieve the performance target, we will constrain this portion of the transaction price and recognize it when or as the uncertainty is resolved. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis.

The Company capitalizes incremental costs to obtain and fulfill contracts with a customer that are expected to be recovered. Assets recognized for the costs to fulfill a contract are amortized on a systematic basis over the expected life of the underlying customer relationships.

For further discussion, see Note 3 “Revenue from Contracts with Customers” within the Consolidated Financial Statements.

Tax Receivable Agreement

The Company accounts for the TRA as a liability at fair value and is subject to remeasurement at each balance sheet date. Any change in fair value is recognized within the Condensed Consolidated Statements of Comprehensive Income (Loss).

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial.

The Company’s TRA liability is measured at fair value on a recurring basis using significant unobservable inputs. The $581 million TRA liability balance at December 31, 2021 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.04%, (ii) no material changes in tax law, (iii) the ability to utilize tax attributes based on current alternative tax forecasts, and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 6.9%, which was determined based on benchmark rates of a similar duration. A hypothetical increase or decrease of 75 bps in the discount rate assumptions used for fiscal year 2021, would result in a change of approximately $30 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our borrowings, which carry variable interest rates. Our term loans and revolving credit facility borrowings bear interest at a variable rate, so we are exposed to market risks relating to changes in interest rates. Although we use derivative financial instruments to some extent to manage a portion of our exposure to interest rate risks, we do not attempt to manage our entire expected exposure. These instruments expose us to credit risk in the event that our counterparties default on their obligations.

Our term loan agreements include an interest rate floor of 50 basis points (“bps”) plus a margin based on defined ratios. During the year ended December 31, 2021, applicable interest rates on these loans were below 50 bps. We also utilize interest rate swap agreements (designated as cash flow hedges) to fix portions of the floating interest rates through April 2024. A hypothetical increase of 25 bps above the 50 bps floor on the unhedged portion of our term loans would result in a change to annual interest expense of $1 million in fiscal year 2021.

Item 8. Financial Statements and Supplementary Data.

Alight, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2

Consolidated Balance Sheets as of December 31, 2021 (Successor) and December 31, 2020 (Predecessor)	F-5

Consolidated Statements of Comprehensive Income (Loss) for the Six Months ended December 31, 2021 (Successor), Six Months ended June 30, 2021 (Predecessor), and Years ended December 31, 2020 and 2019 (Predecessor)

F-6

Consolidated Statements of Stockholders’ and Members’ Equity for the Six Months ended December 31, 2021 (Successor), Six Months ended June 30, 2021 (Predecessor), and Years ended December 31, 2020 and 2019 (Predecessor)

F-7

Consolidated Statements of Cash Flows for the Six Months ended December 31, 2021 (Successor), Six Months ended June 30, 2021 (Predecessor), and Years ended December 31, 2020, and 2019 (Predecessor)	F-8

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Alight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alight, Inc. (the Company) as of December 31, 2021 (Successor) and 2020 (Predecessor), the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for the period from July 1, 2021 through December 31, 2021 (Successor), the related consolidated statements of comprehensive income (loss), members’ equity and cash flows the period from January 1, 2021 through June 30, 2021 (Predecessor) and each of the two years in the period ended December 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the period from July 1, 2021 through December 31, 2021 (Successor), the period from January 1, 2021 through June 30, 2021 (Predecessor) and each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which the relate.

Revenue recognition – Health solution services

Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company’s health solution services revenue is recognized over time where each benefits cycle and enrollment period represents a time increment under the series guidance as a single performance obligation. The Company recognizes revenue for this performance obligation over time and measures progress to completion based on labor costs incurred as a percentage of total labor costs to complete the performance obligation. Accordingly, the revenue recognized for these arrangements is dependent upon estimates of the remaining labor hours that will be incurred in fulfilling the Company’s performance obligation in the contract. In addition, the Company frequently enters into change orders or other contract modifications to add or modify services provided to the customer. The Company evaluates whether these modifications should be accounted for as separate contracts or a modification to an existing contract.

Auditing these revenues was especially challenging because of the significant estimation required by management to determine the total expected labor hours for contracts related to health solution services revenue. Making this estimate required judgment because the Company’s calculation involves management assumptions based on historical evidence regarding the level of effort to be expended in both the enrollment phase and the ongoing administrative phase, which is measured as labor cost. In addition, determining whether the change order represents a separate performance obligation or is part of the ongoing health solution services performance obligation involves judgment based on the nature of the underlying promises in the contract and the time period in which the service is performed.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management's calculation. This included testing management's estimate of the labor costs expected to be incurred for the remaining performance obligation through evaluating whether the historical costs incurred are representative of the upcoming benefits cycle, whether projected changes in circumstances are appropriately considered in the Company’s analysis, and mathematically recomputed certain of the Company’s calculations of revenue recognized. We also performed a retrospective review of actual hours incurred compared to previously estimated hours to evaluate the Company’s historical accuracy. In addition, we performed sensitivity analyses to evaluate changes in the amount of revenue that would result from changes in the Company's significant assumptions.

To test the Company’s conclusions related to the nature of the contract modification, our audit procedures included, among others, testing the completeness and accuracy of the population of contract modifications and testing a sample of modifications to evaluate whether the modification was appropriately accounted for as a separate contract or combined with existing performance obligations and that the amount of deferred revenue recorded was appropriate.

Measurement of the Tax Receivable Agreement Liability

Description of the Matter

As discussed in Note 15 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of LLC interests, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA and future changes in tax laws. At December 31, 2021, the Company’s liability due to the holders of LLC interests under the TRA (“TRA liability”), was $581 million.

Auditing management’s accounting for the TRA liability is especially complex and judgmental as the Company’s calculation of the TRA liability requires estimates of its future taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. The liability recorded is based on several inputs including the Company’s share of the tax basis in the LLC, the amount and timing of the realizability of certain tax attributes, the discount rate applied to the future cash payments, as well as the estimate of future taxable income over the term of the TRA. Significant changes in estimates could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, testing the measurement of the Company’s TRA liability by performing procedures to validate the existence of the Company’s deferred tax assets and liabilities and to recalculate the Company’s share of the tax basis in the net assets of the LLC, as discussed above. To test the Company’s position that there is sufficient future taxable income to realize the tax benefits discussed above, we evaluated the assumptions used by management to develop the projections of future taxable income. For example, we obtained a schedule detailing the reversal of deferred tax liabilities as a source of income and also compared management’s projections of future financial results with the actual results and assessed the reasonableness of the assumptions. With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by testing the mathematical accuracy of the calculation, validating the third-party inputs and testing the methodology employed. We also recalculated the TRA liability and verified the calculation of the TRA liability was in accordance with the terms set out in the TRA.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Chicago, Illinois

March 10, 2022

Alight, Inc.

Consolidated Balance Sheets

	Successor	Predecessor
	December 31,	December 31,
(in millions)	2021	2020
Assets
Current Assets
Cash and cash equivalents	$372	$506
Receivables, net	515	532
Other current assets	302	163
Total Current Assets Before Fiduciary Assets	1,189	1,201
Fiduciary assets	1,280	1,030
Total Current Assets	2,469	2,231
Goodwill	3,638	2,245
Intangible assets, net	4,170	1,733
Fixed assets, net	236	334
Deferred tax assets, net	3	5
Other assets	472	408
Total Assets	$10,988	$6,956

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$406	$394
Current portion of long-term debt	38	37
Other current liabilities	401	324
Total Current Liabilities Before Fiduciary Liabilities	845	755
Fiduciary liabilities	1,280	1,030
Total Current Liabilities	2,125	1,785
Deferred tax liabilities	36	—
Long-term debt	2,830	4,041
Tax receivable agreement	581	—
Financial instruments	135	—
Other liabilities	353	447
Total Liabilities	$6,060	$6,273
Commitments and Contingencies (Note 19)
Stockholders' Equity
Class A Common Stock (Successor); $0.0001 par value, 1,000,000,000 shares authorized; 464,103,972 issued and outstanding as of December 31, 2021	$—	$—
Class B Common Stock (Successor); $0.0001 par value, 20,000,000 shares authorized; 9,980,906 issued and outstanding as of December 31, 2021	—	—
Class V Common Stock (Successor); $0.0001 par value, 175,000,000 shares authorized; 77,459,687 issued and outstanding as of December 31, 2021	—	—
Class Z Common Stock (Successor); $0.0001 par value, 12,900,000 shares authorized; 5,595,577 issued and outstanding as of December 31, 2021	—	—
Additional paid-in-capital	4,228	—
Retained deficit	(96)	(127)
Members' equity	—	852
Accumulated other comprehensive income (loss)	8	(42)
Total Alight, Inc. Equity	$4,140	$683
Noncontrolling Interest	788	—
Total Stockholders' Equity	$4,928	$683
Total Liabilities and Stockholders' Equity	$10,988	$6,956

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
(in millions, except per share amounts)	2021	2021	2020	2019
Revenue	$1,554	$1,361	$2,728	$2,552
Cost of services, exclusive of depreciation and amortization	1,001	888	1,829	1,619
Depreciation and amortization	21	38	65	50
Gross Profit	532	435	834	883

Operating Expenses
Selling, general and administrative	304	222	461	415
Depreciation and intangible amortization	163	111	226	203
Total operating expenses	467	333	687	618
Operating Income	65	102	147	265
Other Expense
Loss from change in fair value of financial instruments	65	—	—	—
Gain from change in fair value of tax receivable agreement	(37)	—	—	—
Interest expense	57	123	234	224
Other expense, net	3	9	7	3
Total other expense, net	88	132	241	227
(Loss) Income Before Income Tax Expense (Benefit)	(23)	(30)	(94)	38
Income tax expense (benefit)	25	(5)	9	16
Net (Loss) Income	(48)	(25)	(103)	22
Net loss attributable to noncontrolling interests	(13)	—	—	—
Net (Loss) Income Attributable to Alight, Inc.	$(35)	$(25)	$(103)	$22

Earnings Per Share
Basic net loss per share	$(0.08)
Diluted net loss per share	$(0.08)

Net (Loss) Income	$(48)	$(25)	$(103)	$22
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	9	23	(25)	(34)
Foreign currency translation adjustments	—	8	8	6
Total other comprehensive income (loss), net of tax:	9	31	(17)	(28)
Comprehensive (Loss) Income Before Noncontrolling Interests	(39)	6	(120)	(6)
Comprehensive loss attributable to noncontrolling interests	(12)	—	—	—
Comprehensive (Loss) Income Attributable to Alight, Inc.	$(27)	$6	$(120)	$(6)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Consolidated Statements of Stockholders’ Equity

	Successor
				Accumulated
		Additional		Other	Total		Total
	Common	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Capital	Deficit	Income	Equity	Interest	Equity
Balance at July 1, 2021	$—	$4,014	$(61)	$—	$3,953	$800	$4,753
Net loss	—	—	(35)	—	(35)	(13)	(48)
Other comprehensive income, net	—	—	—	8	8	1	9
Distribution of equity	—	(1)	—	—	(1)	—	(1)
Warrant redemption	—	159	—	—	159	—	159
Share-based compensation expense	—	67	—	—	67	—	67
Shares withheld in lieu of taxes	—	(11)	—	—	(11)	—	(11)
Balance at December 31, 2021	$—	$4,228	$(96)	$8	$4,140	$788	$4,928

Consolidated Statements of Members’ Equity

	Predecessor
							Accumulated
	Members' Equity						Other
	Class A Units		Class A-1 Units		Class B Units		Comprehensive
(in millions, except unit amounts)	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Total
Balance at December 31, 2018	123,700	$792	1,380	$16	590	$7	$3	$818
Comprehensive income (loss), net of tax	—	22	—	—	—	—	(28)	(6)
Distribution of members' equity	—	(10)	—	—	—	—	—	(10)
Restricted share units vested, net of units withheld in lieu of taxes	—	—	410	(2)	615	—	—	(2)
Unit repurchases	—	—	(107)	(2)	(98)	(2)	—	(4)
Share-based compensation expense	—	—	—	3	—	6	—	9
Balance at December 31, 2019	123,700	$804	1,683	$15	1,107	$11	$(25)	$805
Comprehensive loss, net of tax	—	(102)	—	(1)	—	—	(17)	(120)
Distribution of members' equity	—	(3)	—	—	—	—	—	(3)
Restricted share units vested, net of units withheld in lieu of taxes	—	—	172	(1)	717	—	—	(1)
Unit repurchases	—	—	(55)	(2)	(88)	(1)	—	(3)
Share-based compensation expense	—	—	—	1	—	4	—	5
Balance at December 31, 2020	123,700	$699	1,800	$12	1,736	$14	$(42)	$683
Comprehensive loss, net of tax	—	(25)	—	—	—	—	31	6
Restricted share units vested, net of units withheld in lieu of taxes	—	—	92	(1)	441	—	—	(1)
Unit repurchases	—	—	(75)	(1)	(89)	(1)	—	(2)
Share-based compensation expense	—	—	—	1	—	4	—	5
Balance at June 30, 2021	123,700	$674	1,817	$11	2,088	$17	$(11)	$691

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Consolidated Statements of Cash Flows

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
(in millions)	2021	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(48)	$(25)	$(103)	$22
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation	31	49	91	68
Intangible amortization expense	153	100	200	185
Noncash lease expense	11	10	30	12
Financing fee and premium amortization	(2)	9	20	18
Share-based compensation expense	67	5	5	9
Loss from change in fair value of financial instruments	65	—	—	—
Gain from change in fair value of tax receivable agreement	(37)	—	—	—
Other	11	1	11	5
Change in assets and liabilities:
Receivables	(28)	51	133	(39)
Accounts payable and accrued liabilities	56	(45)	(11)	(61)
Other assets and liabilities	(222)	(97)	(143)	49
Cash provided by operating activities	$57	$58	$233	$268
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(1,793)	—	(52)	(527)
Capital expenditures	(59)	(55)	(90)	(77)
Cash used for investing activities	$(1,852)	$(55)	$(142)	$(604)
Cash flows from financing activities
Net increase (decrease) in fiduciary liabilities	266	(15)	263	87
Members' equity unit repurchase	—	(2)	(3)	(4)
Distributions of equity	(1)	—	(3)	(10)
Borrowings from banks	627	110	779	483
Financing fees	(8)	—	(23)	(5)
Repayments to banks	(120)	(124)	(495)	(120)
Principal payments on finance lease obligations	(14)	(17)	(24)	(13)
Settlements of interest rate swaps	(8)	(14)	(21)	4
Tax payment for shares/units withheld in lieu of taxes	(11)	(1)	—	(2)
Contingent consideration payments	(2)	(1)	—	—
FTAC share redemptions	(142)	—	—	—
Proceeds related to FTAC investors	1,813	—	—	—
Other financing activities	—	—	(10)	—
Cash provided by (used for) financing activities	$2,400	$(64)	$463	$420
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11	—	(3)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	616	(61)	551	85
Cash, cash equivalents and restricted cash at beginning of period	1,036	1,536	985	900
Cash, cash equivalents and restricted cash at end of period	$1,652	$1,475	$1,536	$985

Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$372	$460	$506	$218
Restricted cash included in fiduciary assets	1,280	1,015	1,030	767
Total cash, cash equivalents and restricted cash	$1,652	$1,475	$1,536	$985

Supplemental disclosures:
Interest paid	$64	$112	$210	$204
Income taxes paid	8	5	19	9

Supplemental disclosure of non-cash financing activities:
Fixed asset additions acquired through finance leases	$2	$2	$62	$24
Right of use asset additions acquired through operating leases	2	10	26	58
Non-cash fixed asset additions	—	—	26	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Nature of Business

Foley Trasimene Acquisition Corp. (“FTAC”) was incorporated in Delaware on March 26, 2020. FTAC was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On July 2, 2021 (the “Closing Date”), FTAC completed the business combination (the “Business Combination”) with Alight Holding Company, LLC (f/k/a Tempo Holding Company, LLC) (“Alight Holdings” or the “Predecessor”) contemplated by the Business Combination Agreement (as amended and restated as of April 29, 2021) between FTAC, Alight Holdings and other interested parties (the “Business Combination Agreement”). On the Closing Date, pursuant to the Business Combination Agreement, FTAC became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”) and was renamed Alight Group, Inc. As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings that went into effect upon the completion of the Business Combination. As a result of the Business Combination, Alight owns approximately 85% of the economic interest in Alight Holdings, but will have 100% of the voting power and will control the management of Alight Holdings. Immediately following the completion of the Business Combination, the ownership percentage held by noncontrolling interest was approximately 15%.

Basis of Presentation

As a result of the Business Combination, for accounting purposes, the Company is the acquirer and Alight Holdings is the acquiree and accounting predecessor. While the Closing Date was July 2, 2021, we have determined that as the impact of one day would be immaterial to the results of operations, we will utilize July 1, 2021 as the date of the Business Combination for accounting purposes. Therefore, the financial statement presentation includes the financial statements of Alight Holdings as Predecessor for the periods prior to July 1, 2021 and the Company as Successor for the periods including and after July 1, 2021, including the consolidation of Alight Holdings.

Nature of Business

We are a leading cloud-based provider of integrated digital human capital and business solutions. We have an unwavering belief that a company’s success starts with its people, and our solutions connect human insights with technology. The Alight Worklife employee engagement platform that provides a seamless customer experience by combining content, plus artificial intelligence (“AI”) and data analytics to enable Alight’s business process as a service ("BPaaS") model. Our mission-critical solutions enable employees to enrich their health, wealth and wellbeing which helps global organizations achieve a high-performance culture. Our solutions include:

•
Employer Solutions: driven by our digital, software and AI-led capabilities powered by the Alight Worklife platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health, employee wellbeing and payroll. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. In addition, employees benefit from an integrated platform and user experience, coupled with a full-service client care center, helping them manage the full life cycle of their health, wealth and careers.
•
Professional Services: includes our project-based cloud deployment and consulting offerings that provide expertise with both human capital and financial platforms. Specifically, this includes cloud advisory and deployment, and optimization services for cloud platforms such as Workday, SAP SuccessFactors, Oracle, and Cornerstone OnDemand.

2. Accounting Policies and Practices

Use of Estimates

The preparation of the accompanying Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

Cash and Cash Equivalents

Cash and cash equivalents include cash balances. At December 31, 2021 and December 31, 2020, Cash and cash equivalents totaled $372 million and $506 million, respectively, and none of the balances were restricted as to its use.

Fiduciary Assets and Liabilities

Some of the Company’s agreements require it to hold funds to pay certain obligations on behalf of its clients. Funds held on behalf of clients are segregated from Company funds, and their use is restricted to the payment of obligations on behalf of clients. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. These funds are recorded as Fiduciary assets with the related obligation recorded as Fiduciary liabilities in the Consolidated Balance Sheets.

Commissions Receivable

Commissions receivable, which is recorded in Other current assets and Other assets in the Consolidated Balance Sheets, are contract assets that represent estimated variable consideration for commissions to be received from insurance carriers for performance obligations that have been satisfied. The current portion of Commissions receivable is expected to be received within one year, while the non-current portion of Commissions receivable is expected to be received beyond one year.

Allowance for Expected Credit Losses

The Company’s allowance for expected credit losses with respect to trade receivables and contract assets is based on a combination of factors, including evaluation of historical write-offs, current conditions and reasonable economic forecasts that affect collectability and other qualitative and quantitative analysis. Receivables, net included an allowance for expected credit losses of $5 million and $15 million at December 31, 2021 and December 31, 2020, respectively.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Derivatives

The Company uses derivative financial instruments, such as interest rate swaps. Interest rate swaps are used to manage interest risk exposures and have been designated as cash flow hedges. The changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in Accumulated other comprehensive income (loss). Amounts are reclassified from Accumulated other comprehensive income (loss) into earnings when the hedge exposure affects earnings.

The Company discontinues hedge accounting prospectively when: (1) the derivative expires or is sold, terminated, or exercised; (2) the qualifying criteria are no longer met; or (3) management removes the designation of the hedging relationship.

Foreign Currency

Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. The operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current exchange rates in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in net foreign currency translation adjustments within the Consolidated Statements of Stockholders’ Equity. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other expense, net within the Consolidated Statements of Comprehensive Income (Loss). The impact of the foreign exchange gains and losses for the Successor six months ended December 31, 2021, was a loss of $4 million. The impact of the foreign exchange gains and losses for the Predecessor six months ended June 30, 2021 and the years ended December 31, 2020 and 2019 was a loss of $9 million, a gain of $2 million and a loss of $2 million, respectively.

Share-Based Compensation Costs

Share-based payments, including grants of restricted share units (“RSUs”) and performance-based restricted share units (“PRSUs”), for both the Predecessor and Successor periods, are measured based on their estimated grant date fair value. The Company recognizes compensation expense on a straight-line basis over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

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

Warrants

Warrant agreements related to warrants to purchase the Company’s Class A Common Stock were accounted for as liabilities at fair value within Financial instruments on the Consolidated Balance Sheets and were subject to remeasurement at each balance sheet date. Any change in fair value was recognized within the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2021, all warrants were exercised or redeemed.

Tax Receivable Agreement

In connection with the Business Combination, we entered into a Tax Receivable Agreement (the “TRA”) with certain of our pre-Business Combination owners that provides for the payment by Alight to such owners of 85% of the benefits that Alight is deemed to realize as a result of the Company’s share of existing tax basis acquired in the Business Combination and other tax benefits related to entering into the TRA. The Company accounts for the TRA as a liability at fair value and is subject to remeasurement at each balance sheet date. Any change in fair value is recognized within the Consolidated Statements of Comprehensive Income (Loss).

Seller Earnouts

Upon completion of the Business Combination, we executed a contingent consideration agreement (the “Seller Earnouts”) that results in the issuance of non-voting shares of Class B-1 and Class B-2 Common Stock, which automatically convert into Class A Common Stock upon the achievement of certain criteria. The majority of the Seller Earnouts are accounted for as a contingent

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

consideration liability at fair value within Financial instruments on the Consolidated Balance Sheets and are subject to remeasurement at each balance sheet date. Any change in fair value is recognized within the Consolidated Statements of Comprehensive Income (Loss).

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

Income Taxes

During the Predecessor periods, a portion of the Company’s earnings were subject to certain U.S. federal, state and foreign taxes. During the Successor period, the portion of earnings allocable to the Company is subject to corporate level tax rates at the U.S. federal, state and local levels. Therefore, the amount of income taxes recorded in the Predecessor periods is not representative of the expenses expected in the future.

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

New Accounting Pronouncements: Recently Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance provides optional expedients and exceptions for certain contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The guidance permits entities not to apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. For held-to-maturity debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for held-to-maturity debt securities that both reference an eligible reference rate and were classified as held-to-maturity before January 1, 2020. In January 2021, the FASB issued ASU 2021-01, which provides optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. An entity will apply this guidance on a prospective basis. The new guidance became effective as of March 12, 2020, and will not apply to any contract modifications made, sales and transfers of held-to-maturity debt securities, and hedging relationships entered into or evaluated after December 31, 2022. At the time of adoption, there was no impact to our Consolidated Financial Statements.

Callable Debt Securities

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20 – Receivables – Nonrefundable Fees and Other Costs.” The new accounting guidance clarifies that a reporting entity should assess whether a callable

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

debt security purchased at a premium is within the scope of ASC 310-20-35-33 each reporting period, which impacts the amortization period for nonrefundable fees and other costs. The guidance must be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The new guidance is effective for the Company for the fiscal year 2021 and respective interim periods. The Company adopted this standard on January 1, 2021. The adoption of this guidance had no material impact upon our Consolidated Financial Statements.

Business Combination

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which amends ASC 805 to require an acquirer to, at the date of acquisition, recognize and measure contract assets and contract liabilities acquired in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) as if the entity had originated the contracts. The guidance is effective for fiscal years beginning after December 15, 2022. The Company has early adopted this standard as of January 1, 2021, and applied the guidance to all applicable purchase accounting for all acquisitions made during the year ended December 31, 2021.

3. Revenue from Contracts with Customers

The majority of the Company’s revenue is highly recurring and is derived from contracts with customers to provide integrated, cloud-based human capital solutions that empower clients and their employees to manage their health, wealth and HR needs. The Company’s revenues are disaggregated by recurring and project revenues within each reportable segment. Recurring revenues are typically longer term in nature and more predictable on an annual basis, while project revenues consist of project work of a shorter duration. See Note 12 “Segment Reporting” for quantitative disclosures of recurring and project revenues by reportable segment. The Company’s reportable segments are Employer Solutions, Professional Services and Hosted Business. Employer Solutions are driven by our digital, software and AI-led capabilities powered by the Alight Worklife platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health and employee wellbeing and payroll. Professional Services includes project-based cloud deployment and consulting offerings. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

The majority of the fees for enrollment services not bundled with ongoing administration services may be in the form of commissions received from insurance carriers for policy placement and are variable in nature. These annual enrollment services include both employer-sponsored arrangements which place both retiree Medicare coverage and voluntary benefits and direct-to-consumer Medicare placement. Our performance obligations under these annual enrollment services are typically completed over a short period upon which a respective policy is placed or confirmed with no ongoing fulfillment obligations. For both the employer-sponsored and direct-to-consumer arrangements, we recognize the majority of the placement revenue in the fourth quarter of the calendar year when most of the placement or renewal activity occurs. However, the Company may continue to receive commissions from carriers until the respective policy lapses or is cancelled. The Company bases the estimates of total transaction price on supportable evidence from an analysis of past transactions, and only includes amounts that are probable of being received or not refunded.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

As it relates to the direct-to consumer arrangements, because our obligation is complete upon placement of the policy, we recognize revenue at that date, which includes both compensation due to us in the first year as well as an estimate of the total renewal commissions that will be received over the lifetime of the policy. The variable consideration estimate requires significant judgement, and will vary based on product type, estimated commission rates and the expected lives of the respective policies and other factors.

For both the employer-sponsored and direct-to-customer arrangements, the estimated total transaction price may differ from the ultimate amount of commissions we may collect. Consequently, the estimate of total transaction price is adjusted over time as the Company receives confirmation of cash received, or as other information becomes available.

The Company has elected to apply practical expedients to not disclose the revenue related to unsatisfied performance obligations if (1) the contract has an original duration of one year or less, or (2) the variable consideration is allocated entirely to an unsatisfied performance obligation which is recognized as a series of distinct goods and services that form a single performance obligation.

Contract Costs

Costs to obtain a Contract

The Company capitalizes incremental costs to obtain a contract with a customer that are expected to be recovered. Assets recognized for the costs to obtain a contract, which primarily includes sales commissions paid in relation to the initial contract, are amortized over the expected life of the underlying customer relationships, which is 7 years for our payroll and cloud solutions and 15 years for all of our other solutions. Commissions paid in relation to contract renewals were immaterial for all periods. The expected life of the underlying customer relationships considers the initial contract terms, which range from 3-5 years as well as expected renewals. For situations where the duration of the contract is 1 year or less, the Company has applied a practical expedient and recognized the costs of obtaining a contract as an expense when incurred. These costs are recorded in Cost of services, exclusive of depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss).

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

Amortization for all contracts costs are recorded in Cost of services, exclusive of depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss) (see Note 5 “Other Financial Data”).

4. Acquisitions

2021 Acquisitions

Alight Business Combination

On July 2, 2021, the Company completed the Business Combination for consideration transferred of approximately $5.0 billion. The Business Combination was accounted for using the acquisition method under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary consideration and allocation of the purchase price to the fair value of the combined assets acquired and liabilities assumed is presented below. The preliminary measurement of consideration transferred, including noncontrolling interest, and the allocations reflect the best estimates of the valuations currently available and are subject to change once additional analyses are completed. The accounting for the Business Combination is not complete as the valuation for certain acquired assets and liabilities, primarily related to non-working capital accounts, have not been finalized and these final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed below. The allocation will be finalized as soon as practicable, but no later than one year from the acquisition date.

On the Closing Date, the Company paid $36 million of deferred underwriting costs related to FTAC’s initial public offering and $37 million of fees related to the PIPE Investment, which were treated as a reduction of equity. Approximately $21 million of the Company’s acquisition-related costs were paid on the Closing Date. Additionally, $39 million of seller transaction costs were paid on the Closing Date, including $36 million in advisory and investment banker fees that were contingent upon the consummation of the Business Combination. As these fees are considered success fees in nature, they are considered to have been incurred “on the line”,

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

and therefore, were not recognized in the Consolidated Statements of Comprehensive Income (Loss) in either the Predecessor or Successor periods.

On the Closing Date, approximately $36 million of certain executive compensation related expenses that were contingent upon the closing of the Business Combination were triggered. As these expenses were contingent upon the change-in-control event, they are considered to have been incurred “on the line”, and therefore, were not recognized in the Consolidated Statements of Comprehensive Income (Loss) in either the Predecessor or Successor periods.

The following table summarizes the preliminary consideration transferred (in millions):

Cash consideration to prior equityholders(1)	$1,055
Repayment of debt	1,814
Total cash consideration	$2,869
Continuing unitholders rollover equity into the Company(2)	1,414
Contingent consideration - Tax Receivable Agreement(3)	618
Contingent consideration - Seller Earnouts(3)	109
Total consideration transferred	$5,010
Noncontrolling interest(4)	$800

(1)
Includes cash consideration paid to reimburse seller for certain transaction expenses.
(2)
The Company issued approximately 141 million shares that had a total fair value of approximately $1.4 billion based on the price of $10 per share on July 2, 2021, the acquisition date.
(3)
The TRA and Seller Earnouts represent liability classified contingent consideration. The estimated fair value of the TRA is preliminary and subject to adjustments in subsequent periods. Refer to Note 9 “Stockholders’ and Members’ Equity”, Note 14 “Financial Instruments” and Note 15 “Fair Value Measurement” for further discussion.
(4)
The fair value of the noncontrolling interest is estimated based on the fair value of acquired business, which was determined based on the price of the Company's Class A Common Stock at the July 2, 2021 Closing Date, plus the contingent consideration related to the Seller Earnouts. The fair value of the noncontrolling interest is preliminary and subject to adjustments in subsequent periods. The noncontrolling interest is exchangeable for Class A Common Stock at the option of the holder. Refer to Note 9 “Stockholders’ and Members’ Equity” for additional information.

The following table summarizes the preliminary purchase price allocation (in millions):

Cash and cash equivalents	$460
Receivables	486
Fiduciary assets	1,015
Other current assets	162
Fixed assets	205
Other assets	425
Accounts payable and accrued liabilities	(327)
Fiduciary liabilities	(1,015)
Other current liabilities	(293)
Debt assumed	(2,370)
Deferred tax liabilities	(3)
Other liabilities	(396)
Intangible assets	4,078
Total identifiable net assets	$2,427
Goodwill	$3,383

Measurement Period Adjustments

During the fourth quarter of 2021, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets acquired and liabilities assumed, including (i) an increase in Other current assets of $3 million, (ii) a decrease in Other assets of $15 million, (iii) a decrease in Other current liabilities of $9 million, and (iv) an increase to Other liabilities of $15 million due to the adjustment of certain lease liabilities and right-of-use assets, (v) a decrease of $1 million to reflect the fair value of fixed assets, (vi) an increase in consideration transferred of $40 million due to an updated TRA valuation, (vii) a decrease in Deferred taxes of $7 million, (viii) an increase to the fair value of noncontrolling interest of $38 million, and (iv) an increase to Goodwill of $27 million due to the incremental adjustments discussed in items (i) through (viii). The impact of these measurement period adjustments on the Consolidated Statements of Comprehensive Income (Loss) was not material.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Intangible Assets

Intangible assets were identified that met either the separability criterion or the contractual-legal criterion described in ASC 805. The trade name intangible asset represents the corporate Alight tradename, which was valued using the relief-from-royalty method. The technology related intangible assets represent software developed by Alight Holdings to differentiate its product/service offerings for its customers, valued using the relief-from-royalty method. The customer-related and contract based intangible assets represent strong, long-term relationships with customers, valued using the multi-period excess earnings method. The preliminary values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Definite lived trade names	$400	15
Technology related intangibles	$222	6
Customer-related and contract based intangibles	$3,456	15

Goodwill

Approximately $3.4 billion has been preliminarily allocated to goodwill. Goodwill represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable definite-lived intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, including assembled workforce and expected future market conditions. Of the preliminary goodwill established, $1.6 billion was tax deductible.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the results of operations as if the Business Combination had occurred on January 1, 2020. The unaudited pro forma results may not necessarily reflect the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

The unaudited pro forma financial information is as follows (in millions):

	Year Ended
	December 31,
	2021	2020
Pro forma revenue	$2,915	$2,728
Pro forma net loss	$(26)	$(158)
Pro forma net loss attributable to controlling interest	$(17)	$(129)
Pro forma net loss attributable to noncontrolling interest	$(9)	$(29)

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

The Successor and Predecessor periods have been combined in the pro forma financial information for the years ended December 31, 2021 and 2020 and include adjustments to reflect intangible asset amortization based on the economic values derived from definite-lived intangible assets and a reduction in interest expense related to the repayment of existing debt. Additionally, the unaudited pro forma financial information includes nonrecurring, direct transaction costs incurred in connection with the Business Combination of approximately $11 million for the Predecessor year ended December 31, 2020. These adjustments are net of taxes.

Retiree Health Exchange

On October 1, 2021, the Company completed the acquisition for consideration transferred of approximately $199 million. The acquisition was accounted for using the acquisition method under ASC 805, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary consideration and allocation of the purchase price to the fair value of the combined assets acquired and liabilities assumed is presented below. The preliminary measurement of consideration transferred and the allocations reflect the best estimates of the valuations currently available and are subject to change once additional analyses are completed. The accounting for the acquisition is not complete as the valuation for acquired assets and liabilities have not been finalized and these final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed below. The allocation will be finalized as soon as practicable, but no later than one year from the acquisition date.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

The following table summarizes the preliminary purchase price allocation (in millions):

Receivables	$1
Other current assets	29
Accounts payable and accrued liabilities	(13)
Intangible assets	104
Fair value of net assets acquired and liabilities assumed	121
Goodwill	78
Total consideration	$199

Intangible assets include customer-related and contract based intangibles and technology with estimated useful lives of 13 years and 5 years, respectively. Acquisition-related costs incurred and recognized within Selling, general and administrative expenses during the Predecessor six months ended June 30, 2021 and Successor six months ended December 31, 2021 were $1 million and $3 million, respectively. Total revenue for this acquisition included in the Company's Consolidated Statements of Comprehensive Income (Loss) for the Successor six months ended December 31, 2021 was approximately $123 million. Approximately $78 million has been preliminarily allocated to goodwill, all of which was tax deductible.

Other Acquisitions

The Company also completed one small acquisition during the year ended December 31, 2021. The acquisition was not material to the Company’s results of operations, financial position, or cash flows. The Company accounted for the acquisition as a business combination under ASC 805. The goodwill identified by this acquisition is primarily attributed to the synergies that are expected to be realized as well as intangible assets that do not qualify for separate recognition, such as assembled workforce. Goodwill is not amortized and is deductible for tax purposes. Upon completion of this acquisition, the business is now wholly-owned by the Company.

2020 Acquisition

The Company completed one acquisition during the Predecessor year ended December 31, 2020. The acquisition was not material to the Company’s results of operations, financial position, or cash flows. The Company accounted for the acquisition as a business combination under ASC 805. The goodwill identified by this acquisition was primarily attributed to the synergies that were expected to be realized as well as intangible assets that did not qualify for separate recognition, such as assembled workforce. Goodwill is not amortized and is deductible for tax purposes. Upon completion of this acquisition, the business is now wholly-owned by the Company.

5. Other Financial Data

Consolidated Balance Sheets Information

Receivables, net

The components of Receivables, net are as follows (in millions):

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Billed and unbilled receivables	$520	$547
Allowance for expected credit losses	(5)	(15)
Balance at end of period	$515	$532

As a result of the Business Combination, all receivables acquired were recorded at fair value and allowance for expected credit losses previously recorded by the Predecessor was reduced to zero as of July 1, 2021 (see Note 4 “Acquisitions”). The Company has not experienced significant write-downs in its receivable balances.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Other current assets

The components of Other current assets are as follows (in millions):

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Deferred project costs	$39	$53
Prepaid expenses	66	57
Commissions receivable	148	32
Other	49	21
Total	$302	$163

Other assets

The components of Other assets are as follows (in millions):

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Deferred project costs	$274	$228
Operating lease right of use asset	120	129
Commissions receivable	34	25
Other	44	26
Total	$472	$408

The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). During the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, and years ended December 31, 2020 and 2019, total amortization expense of $31 million, $33 million, $74 million, and $66 million was recorded in Cost of services, exclusive of depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss), respectively.

The current portion of the commissions receivable balance as of December 31, 2021 includes commission receivables related to the Retiree Health acquisition completed during the fourth quarter of 2021.

Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balance in Other current assets as of December 31, 2021 was $1 million. The balance in Other assets as of December 31, 2021 was $16 million (see Note 13 “Derivative Financial Instruments” for further information).

See Note 18 "Lease Obligations" for further information regarding the Operating lease right of use assets recorded as of December 31, 2021 and 2020.

Fixed assets, net

The components of Fixed assets, net are as follows (in millions):

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Capitalized software	$55	$242
Leasehold improvements	40	63
Computer equipment	102	192
Furniture, fixtures and equipment	12	21
Construction in progress	58	28
Total Fixed assets, gross	267	546
Less: Accumulated depreciation	31	212
Fixed assets, net	$236	$334

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

As a result of the Business Combination, all fixed assets acquired were recorded at fair value and accumulated depreciation previously recorded by the Predecessor was reduced to zero as of July 1, 2021 (see Note 4 “Acquisitions”). In addition, as part of the purchase price accounting for the Business Combination, Capitalized software related to internally developed software in-service as of the Closing Date was reclassified and included in the preliminary fair value of the Technology related intangible assets acquired.

Included in Computer equipment are assets under finance leases. The balances as of December 31, 2021 and 2020, net of accumulated depreciation related to these assets, were $62 million and $83 million, respectively.

Other current liabilities

The components of Other current liabilities are as follows (in millions):

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Deferred revenue	$148	$148
Operating lease liabilities	44	41
Finance lease liabilities	27	28
Other	182	107
Total	$401	$324

Other liabilities

The components of Other liabilities are as follows (in millions):

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Deferred revenue	$55	$60
Operating lease liabilities	139	155
Finance lease liabilities	34	59
Unrecognized tax positions	44	48
Other	81	125
Total	$353	$447

The current and non-current portions of deferred revenue relates to consideration received in advance of performance under client contracts. During the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 and years ended December 31, 2020 and 2019, revenue of approximately $44 million, $101 million, $175 million and $155 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.

Other current liabilities as of December 31, 2021 includes a deferred consideration payment of $83 million related to an acquisition completed in the fourth quarter of 2021.

As of December 31, 2021 the current and non-current portions of operating lease liabilities represent the Company’s obligation to make lease payments arising from a lease (see Note 18 “Lease Obligations” for further information). Operating leases for the Company’s office facilities expire at various dates through 2030.

Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current liabilities as of December 31, 2021 and December 31, 2020 were $8 million and $28 million, respectively. The balances in Other liabilities as of December 31, 2021 and December 31, 2020 were $1 million and $19 million, respectively (see Note 13 “Derivative Financial Instruments” for further information).

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

6. Goodwill and Intangible assets, net

The changes in the net carrying amount of goodwill are as follows (in millions):

	Predecessor
	Employer	Professional
	Solutions	Services	Total
Balance as of December 31, 2020	$1,985	$260	$2,245
Measurement period adjustments	2	—	2
Foreign currency translation	2	1	3
Balance as of June 30, 2021	$1,989	$261	$2,250

	Successor
	Employer	Professional
	Solutions	Services	Total
Balance as of July 1, 2021	$3,309	$74	$3,383
Acquisitions	255	—	255
Balance as of December 31, 2021	$3,564	$74	$3,638

The Company did not identify any impairment for the Successor period from July 1, 2021 to December 31, 2021, or the Predecessor period December 31, 2020 to June 30, 2021. Goodwill is reviewed for impairment utilizing a qualitative assessment or a quantitative goodwill impairment test and the Company determined that it was more likely than not that no impairment of goodwill existed as of the evaluation date.

Intangible assets by asset class are as follows (in millions):

	Successor			Predecessor
	December 31, 2021			December 31, 2020
	Gross		Net	Gross
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer-related and contract based intangibles	$3,662	$119	$3,543	$2,078	$486	$1,592
Technology related intangibles	254	20	234	316	180	136
Trade name (finite life)	407	14	393	8	6	2
Trade name (indefinite life)	—	—	—	3	—	3
Total	$4,323	$153	$4,170	$2,405	$672	$1,733

The net carrying amount of Intangible assets as of December 31, 2021 includes the preliminary fair values for customer-related and contract based identifiable intangible assets, technology related intangible assets and trade name assets based on management’s preliminary estimate of fair value (see Note 4 “Acquisitions” for further information).

As a result of the Business Combination, all accumulated amortization previously recorded by the Predecessor was reduced to zero as of July 1, 2021. Amortization expense from finite-lived intangible assets for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 and years ended December 31, 2020 and 2019 was $153 million, $100 million, $200 million and $185 million, respectively, which was recorded in Depreciation and intangible amortization in the Consolidated Statements of Comprehensive Income (Loss).

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

The following table reflects intangible asset net carrying amount and weighted average remaining useful lives as of December 31, 2021 (in millions, except for years):

	Net	Weighted Average
	Carrying	Remaining
	Amount	Useful Lives
Intangible assets at December 31, 2021:
Customer-related and contract based intangibles	$3,543	14.5
Technology related intangibles	234	5.5
Trade name (finite life)	393	14.3
Total	$4,170

Subsequent to December 31, 2021, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related	Technology	Trade
	and Contract Based	Related	Name
	Intangibles	Intangibles	Intangible
2022	$245	$43	$28
2023	245	43	28
2024	245	43	28
2025	245	43	28
2026	245	42	27
Thereafter	2,318	20	254
Total amortization expense	$3,543	$234	$393

7. Income Taxes

Provision for Income Taxes

(Loss) income before income tax expense (benefit) consists of the following (in millions):

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
	2021	2021	2020	2019
(Loss) income before income tax expense (benefit)
U.S. (loss) income	$(14)	$(28)	$(88)	$26
Non-U.S. (loss) income	(9)	(2)	(6)	12
Total	$(23)	$(30)	$(94)	$38

(Loss) income before income tax expense (benefit) shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may in some cases be subject to taxation in more than one country, the income tax provision shown below as federal, state, or foreign may not correspond to the geographic attribution of the earnings.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

The provision for income tax consists of the following (in millions):

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
	2021	2021	2020	2019
Income tax expense (benefit):
Current:
Federal	$17	$1	$—	$—
State	3	—	—	1
Foreign	6	(5)	9	13
Total current tax expense (benefit)	$26	(4)	$9	$14
Deferred tax expense:
Federal	$—	$—	$(1)	$—
State	—	—	1	—
Foreign	(1)	(1)	—	2
Total deferred tax (benefit) expense	$(1)	$(1)	$—	$2
Total income tax expense (benefit)	$25	$(5)	$9	$16

Effective Tax Rate Reconciliation

The reconciliation of the effective tax rate for all periods presented is as follows (in millions):

	Successor		Predecessor
	Six Months Ended		Six Months Ended		Year Ended
	December 31,		June 30,		December 31,
	2021		2021		2020		2019
	Amount	%	Amount	%	Amount	%	Amount	%
(Loss) income before income tax expense (benefit)	$(23)		$(30)		$(94)		$38
Provision for income taxes at the statutory rate	$(5)	21%	$—	—	$—	—	$—	—
State income taxes, net of federal benefit	3	(12)%	—	—	1	—	1	3%
Jurisdictional rate differences	(11)	49%	1	(3)%	9	(11)%	15	41%
Changes in valuation allowances	23	(100)%	(2)	6%	—	—	—	—
Benefit of income not allocated to the Company	1	(4)%	—	—	—	—	—	—
Income in separate U.S. tax consolidations	16	(68)%	—	—	—	—	—	—
Non-deductible expenses	8	(35)%	(2)	6%	—	—	—	—
Tax credits	(4)	19%	—	—	—	—	—	—
Change in uncertain tax positions	(5)	24%	—	—	—	—	—	—
Other	(1)	(3)%	(2)	7%	(1)	1%	—	—
Income tax expense (benefit)	$25	(109)%	$(5)	16%	$9	(10)%	$16	44%

The Company’s effective tax rate for the Successor six months ended December 31, 2021 was (109%), and for the Predecessor six months ended June 30, 2021 was 16%. The Company’s effective tax rate for the Predecessor years ended December 31, 2020 and 2019 was (10)% and 44%, respectively.

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Prior to the Business Combination, Alight Holdings operated as a U.S. Partnership which generally is not subject to federal and state income taxes. Subsequent to the Business Combination, the Company’s effective tax rate differs from the U.S.’s statutory rate primarily due to foreign rate differences, valuation allowances, separate entity corporate taxes, and the noncontrolling interest associated with the portion of Alight Holdings income not allocable to the Company. The Company is taxed as a corporation and is subject to corporate federal, state, and local taxes on the income allocated to it from Alight Holdings, based upon the Company’s economic interest in Alight Holdings, and any stand-alone income or loss generated by the Company. Alight Holdings and certain subsidiaries combine to form a single entity taxable as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, Alight Holdings is not subject to U.S. federal and certain state and local income taxes. The partners of Alight Holdings, including the Company, are liable for federal, state, and local income taxes based on their allocable share of Alight Holdings’ pass-through taxable income, which includes income of Alight Holdings’ subsidiaries that are treated as disregarded entities

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

separate from Alight Holdings for income tax purposes. The effective tax rate for the Successor six months ended December 31, 2021 is lower than the 21% U.S. statutory corporate income tax rate primarily due to the structure after the Business Combination and the recognition of expenses which not deductible for income tax purposes.

Deferred Income Taxes

The components of the Company’s deferred tax assets and liabilities are as follows (in millions)
:

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Deferred tax assets:
Employee benefit plans	$2	$1
Interest	13	—
Other credits	39	—
Tax receivable agreement	64	—
Other accrued expenses	10	4
Seller Earnouts	35	—
Fixed assets	2	7
Intangible assets	—	1
Net operating losses	313	154
Other	4	3
Total	482	170
Valuation allowance on deferred tax assets	(226)	(155)
Total	$256	$15
Deferred tax liabilities:
Intangible assets	$(33)	$(3)
Investment in partnership	(246)	—
Other	(10)	(7)
Total	$(289)	$(10)
Net deferred tax (liability) asset	$(33)	$5

As a result of the Business Combination, the Company established a deferred tax asset for the value of certain tax loss and credit carryforward attributes of the merged entities. In addition, the Company established a deferred tax liability to account for the difference between the Company’s book and tax basis in its investment in Alight Holdings. The Company also has historically maintained deferred tax assets on certain tax loss carryforwards in non-U.S. jurisdictions.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Considerations with respect to the realizability of deferred tax assets include the period of expiration, historical earnings, and future sources of taxable income by jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. The Company maintains valuation allowances with regard to the tax benefits of certain net operating losses and other deferred tax assets, and periodically assesses the adequacy thereof. Valuation allowances increased by $71 million as of December 31, 2021, as compared to the Predecessor prior year. The change is primarily attributable acquired net operating losses and other deferred tax assets, as well as the effect of rate changes in foreign jurisdictions.

As of December 31, 2021 and 2020, the Company had U.S. and foreign net operating losses (“NOLs”) of $313 million and $154 million, respectively. The material jurisdictions for the NOLs are the United States and United Kingdom and can be carried forward indefinitely.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Uncertain Tax Positions

The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

Balance at January 1, 2020 (Predecessor)	$56
Reductions for tax positions of prior years	(19)
Lapse of statute of limitations	(3)
Balance at December 31, 2020 (Predecessor)	$34
Additions for tax positions of prior years	1
Balance at June 30, 2021 (Predecessor)	$35

Balance at July 1, 2021 (Successor)	35
Lapse of statute of limitations	(5)
Balance at December 31, 2021 (Successor)	$30

The Company’s liability for uncertain tax positions as of December 31, 2021 and 2020 includes $27 million and $30 million, respectively, related to amounts that would impact the effective tax rate if recognized.

The Company records interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $17 million and $18 million as of December 31, 2021 and 2020, respectively.

The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2014. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2015. With respect to open tax periods, the Company expects unrecognized tax benefits to decrease by approximately $35 million including interest and penalties, within 12 months of the reporting date. This expectation is based on the timing of limitation expirations on certain corporate income tax returns.
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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

		Successor
		December 31,
	Maturity Date	2021
Term Loan	May 1, 2024	$72
Term Loan, Amended	October 31, 2026	1,958
Term Loan, Third Incremental(1)	August 31, 2028	517
Secured Senior Notes	June 1, 2025	314
$294m Revolving Credit Facility, Amended	August 31, 2026	—
Other	June 30, 2022	7
Total debt, net		2,868
Less: current portion of long-term debt, net		(38)
Total long-term debt, net		$2,830

(1)
The net balance for the Third Incremental Term Loan includes unamortized debt issuance costs of $6 million.

Purchase Accounting

As part of purchase accounting for the Business Combination, the debt obligations assumed were recorded at fair value, under ASC 805, which resulted in an aggregate increase in the debt liability of $60 million. The fair value increase will be amortized over the respective terms of the debt obligations and recorded in Interest expense on the Consolidated Statements of Comprehensive Income (Loss) (See Note 4 “Acquisitions”).

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

Interest rates on the Term Loan borrowings are based on the London Interbank Offered Rate (“LIBOR”) subject to a 50 bps interest rate floor in respect of the Amended and Third Incremental Loans, plus a margin based on defined ratios; 275 or 300 bps for the Term Loan, 325 or 350 bps for the amended Term Loan, and 300 bps for the Third Incremental Term Loan. The Company used the 1‑month LIBOR rate for all periods presented. The Company is required to make principal payments at the end of each fiscal quarter based on defined terms in the agreement with the remaining principal balances due on the maturity dates. The first mandatory principal payment for the Third Incremental Term Loan was due December 31, 2021. During the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 and year ended December 31, 2020, the Company made total principal payments of $571 million, $13 million, and $298 million, respectively. The Company utilized swap agreements to fix a portion of the floating interest rates to May 2024 (see Note 13 “Derivative Financial Instruments”).

During the first quarter of 2022, the Company refinanced the Amended and Third Incremental Term Loans to update the Benchmark reference rate to Term Secured Overnight Financing Rate ("SOFR") from LIBOR and to have identical maturity dates of August 31, 2028 and borrowing margins as the Third Incremental Term Loans.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

a maturity date of June 1, 2025 and accrue interest at a fixed rate of 6.750% per annum, payable semi-annually on June 1 and December 1 of each year.

As part of the consideration transferred in the Business Combination, the Unsecured Senior Notes were fully redeemed.

Revolving Credit Facility

In May 2017, the Company entered into a 5-year $250 million Revolver with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the Revolver to October 31, 2024. In August 2021, the Company replaced and refinanced the Revolvers with a $294 million Revolver with a maturity date of August 31, 2026. At December 31, 2021, $4 million of unused letters of credit related to various insurance policies and real estate leases were issued under the Revolver and there were no additional borrowings. The Company is required to make periodic payments for commitment fees and interest related to the Revolver and outstanding letters of credit. During the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 and the years ended December 31, 2020 and 2019 the Company made immaterial payments related to these fees.

As part of the acquisition of NGA HR during the Predecessor year ended December 31, 2019, the Company acquired a revolving credit facility of approximately $21 million secured on the accounts receivable balance of NGA HR. As of December 31, 2021, the outstanding borrowings under this facility were $7 million, which are reflected in Other in the table above. The facility matures on June 30, 2022, at which time any outstanding borrowings are repayable in full, with interest payable monthly. Interest is calculated based on an applicable reference rate plus a margin.

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

For the Successor six months ended December 30, 2021, a $2 million benefit was recorded, for the Predecessor six months ended June 30, 2021, and years ended December 31, 2020 and 2019, expenses of $8 million, $17 million and $17 million, respectively, were amortized and recorded in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

As part of the purchase accounting for the Business Combination, the unamortized financing fees related to the Revolver were written off. In August 2021, $1 million of fees associated with the refinanced Revolver were capitalized. As the Revolver has no outstanding balance as of December 31, 2021, the related $1 million of financing fees are recorded in Other assets and are being amortized on a straight-line basis over the term of the Revolver. The straight-line amortization is immaterial each year. Amortization for all periods was recorded in Interest expense in the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2021, an immaterial amount and $1 million of unamortized financing fees related to the Revolver are recorded in Other current assets and Other assets, respectively, on the Consolidated Balance Sheets. As of December 31, 2020, $1 million and $1 million of unamortized financing fees related to the Revolver are recorded in Other current assets and Other assets, respectively, on the Consolidated Balance Sheets.

Total interest expense related to the debt instruments for the Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021 and years ended December 31, 2020 and 2019 was $53 million, $105 million, $204 million and $223 million, respectively, which included amortization of financing fees discussed above.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Principal Payments

Aggregate contractual principal payments as of December 31, 2021 are as follows (in millions):

2022	$38
2023	32
2024	84
2025	325
2026	1,882
Thereafter	497
Total payments	$2,858

9. Stockholders’ and Members’ Equity

Predecessor Equity

Class A Common Units

There were no grants of Class A common units during the six months ended June 30, 2021 or the years ended December 31, 2020 and 2019. Each holder of Class A common units is entitled to one vote per unit.

Class A-1 Common Units

During the six months ended June 30, 2021, the Company granted 643 Restricted Class A-1 common units. There were no grants of Class A-1 common units during the years ended December 31, 2020 and 2019. Holders of Class A-1 common units are not entitled to voting rights.

Class B Common Units

During the six months ended June 30, 2021 there were no grants of Class B common units, and during the years ended December 31, 2020 and 2019, the Company granted 7,459 and 2,587 units, respectively. Holders of Class B common units are not entitled to voting rights.

Successor Equity

Preferred Stock

Upon the Closing of the Business Combination, 1,000,000 preferred shares, par value $0.0001, were authorized. There are no preferred shares issued and outstanding as of December 31, 2021.

Class A Common Stock

As of December 31, 2021, 464,103,972 Class A common shares, including 7,821,091 of unvested Class A common shares, were legally issued and outstanding, par value $0.0001. Holders of Class A Common Shares are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.

Class B Common Stock

Upon the Closing of the Business Combination, the Seller Earnouts resulted in the issuance of a total of 14,999,998 Class B instruments (including 848,238 Unvested Class B common shares related to employee compensation) to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for Alight Class A common shares in the Business Combination received Class B common shares, and the equityholders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unitholders”) received Class B common units of Alight Holdings.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

These Class B instruments (excluding the Unvested B common shares related to employee compensation) are liability classified; refer to Note 14 “Financial Instruments” for additional information.

As further described below, there are two series of Class B instruments outstanding.

Class B-1

As of December 31, 2021, 4,990,453 Class B-1 common shares were legally issued and outstanding, par value of $0.0001, including 424,119 Unvested Class B-1 common shares related to employee compensation. Class B-1 common shares vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the Class A common shares equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

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

As of December 31, 2021, 2,509,546 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the Class A common shares equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Class B-2

As of December 31, 2021, 4,990,453 Class B-2 common shares were legally issued and outstanding, par value of $0.0001, including 424,119 Unvested Class B-2 common shares related to employee compensation. Class B-2 common shares vest and automatically convert into shares of Class A common shares on a 1-for-1 basis if the VWAP of the Class A common shares equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

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

As of December 31, 2021, 2,509,546 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the Class A common shares equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3

Upon the Closing of the Business Combination, 10,000,000 Class B-3 common shares, par value $0.0001 per share, were authorized. There are no Class B-3 common shares issued and outstanding as of December 31, 2021.

Class V Common Stock

As of December 31, 2021, 77,459,687 Class V common shares were legally issued and outstanding, par value of $0.0001. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unitholders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2021, 5,595,577 Class Z common shares (5,046,819 Class Z-A, 274,379 Class Z-B-1, and 274,379 Class Z-B-2) were legally issued and outstanding, par value of $0.0001. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common shares are not entitled to voting rights. The Class Z shares convert into shares of Class A Common Stock, Class B-1 or Class B-2 Common Stock, as applicable, in connection with the ultimate forfeiture of the Unvested Class A, Unvested Class B-1, and Unvested Class B-2 common shares issued to participating management holders.

As of December 31, 2021, 3,075,930 Class Z common units (2,774,272 Class Z-A, 150,829 Class Z-B-1, and 150,829 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. The Class Z units convert into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the ultimate forfeiture of the Unvested Class A, Unvested Class B-1, and Unvested Class B-2 common shares issued to participating management holders.

Class A Units

Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Alight Class V Common Stock, for a number of shares of Alight Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.

The Continuing Unitholders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Consolidated Balance Sheets. As of December 31, 2021, there were 541,563,659 Class A Units outstanding, of which 464,103,972 are held by the Company and 77,459,687 are held by the noncontrolling interest of the Company.

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

The following table reflects the changes in our outstanding stock:

	Successor
	Class A	Class B-1	Class B-2	Class V	Class Z
Balance at July 1, 2021	438,968,920	4,990,453	4,990,453	77,459,687	5,595,577
Warrant redemption	15,315,429	—	—	—	—
Issuance for compensation to non-employees(1)	26,398	—	—	—	—
Shares granted upon vesting	1,972,134	—	—	—	—
Balance at December 31, 2021	456,282,881	4,990,453	4,990,453	77,459,687	5,595,577

(1)
Issued to certain members of the Board of Directors in lieu of cash retainer.

Dividends

There were no dividends declared during the Successor six months ended December 31, 2021.

Accumulated Other Comprehensive Income

As of December 31, 2021, the Accumulated other comprehensive income balance included unrealized losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect for all periods presented was immaterial.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Changes in accumulated other comprehensive income (loss), net of noncontrolling interests and tax, are as follows (in millions):

	Predecessor
	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments	Swaps(1)	Total
Balance at December 31, 2018	$(9)	$12	$3
Other comprehensive (loss) income before reclassifications, net of tax	6	(30)	(24)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(4)	(4)
Net current period other comprehensive (loss) income	6	(34)	(28)
Balance at December 31, 2019	$(3)	$(22)	$(25)
Other comprehensive (loss) income before reclassifications, net of tax	8	(47)	(39)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	22	22
Net current period other comprehensive (loss) income	8	(25)	(17)
Balance at December 31, 2020	$5	$(47)	$(42)
Other comprehensive (loss) income before reclassifications, net of tax	8	9	17
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	14	14
Net current period other comprehensive (loss) income	8	23	31
Balance at June 30, 2021	$13	$(24)	$(11)

	Successor
	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments	Swaps(1)	Total
Balance at July 1, 2021	$—	$—	$—
Other comprehensive income (loss) before reclassifications	—	(9)	(9)
Tax benefit	—	2	2
Other comprehensive income (loss) before reclassifications, net of tax	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(1)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(1)	(1)
Net current period other comprehensive income, net of tax	—	(8)	(8)
Balance at December 31, 2021	$—	$(8)	$(8)

(1)
Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

invested capital occurrence and of certain liquidity events. Both the unvested Class A-1 and Class B units were replaced with unvested Alight common shares as discussed below.

The following tables summarizes the unit activity related to the RSUs and PRSUs during the Predecessor periods as follows:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
Predecessor	RSUs	Per Unit	PRSUs	Per Unit
Balance as of December 31, 2018	3,525	$5,347	6,492	$2,952
Granted	862	4,578	1,725	4,572
Vested	(1,123)	6,581	—	—
Forfeited	(357)	4,037	(654)	2,626
Balance as of December 31, 2019	2,907	$4,785	7,563	$3,350
Granted	1,990	4,578	5,469	4,572
Vested	(944)	5,374	—	—
Forfeited	(954)	4,491	(3,809)	3,513
Balance as of December 31, 2020	2,999	$4,563	9,223	$4,015
Granted	254	28,875	389	24,420
Vested	(517)	5,459	—	—
Forfeited	(121)	4,527	(567)	2,626
Balance as of June 30, 2021	2,614	$6,741	9,045	$4,888

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

Successor Awards

In connection with the Business Combination, the Company adopted the Alight, Inc. 2021 Omnibus Incentive Plan. Under this plan, for grants issued during the Successor six months ended December 31, 2021, approximately 50% of the units are subject to time-based vesting requirements and approximately 50% are subject to performance-based vesting requirements. The majority of the time-based RSUs vest ratably each December 31 over a three-year period with one-third vesting on December 31, 2021, 2022 and 2023. The majority of the PRSUs vest upon achievement of the Company’s performance goal, Total Contract Value of Business Process as a Service ("BPaaS"). The Company recognizes expense associated with the PRSUs when the achievement of the performance condition is deemed probable.

The aggregate grant date fair value of RSUs and PRSUs granted during the Successor period six months ended December 31, 2021 was $119 million and $115 million, respectively.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Restricted Share Units and Performance Based Restricted Share Units

The following tables summarizes the unit activity related to the RSUs and PRSUs during the Successor six months ended December 31, 2021:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
Successor	RSUs(1)	Per Unit	PRSUs(1)	Per Unit
Balance as of July 1, 2021	854,764	$9.91	7,816,743	$9.56
Granted	9,475,330	12.60	9,107,424	12.63
Vested	(3,014,054)	12.62	—	—
Forfeited	(167,624)	12.64	(181,054)	12.51
Balance as of December 31, 2021	7,148,416	$12.27	16,743,113	$11.20

(1)
These share totals include both unvested shares and restricted stock units.

Share-based Compensation

The Company recorded share-based compensation costs related to the RSUs and PRSUs for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 and years ended December 2020 and 2019 of $67 million, $5 million, $5 million and $9 million, respectively.

As of December 31, 2021, total future compensation expense related to unvested RSUs was $84 million which will be recognized over a remaining weighted-average amortization period of approximately 1.6 years. As of December 31, 2021, total future compensation expense related to PRSUs was $156 million which will be recognized over approximately the next 2.2 years.

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

Basic and diluted earnings per share are as follows (in millions, except for share and per share amounts):

Successor
Six Months Ended
December 31,
2021
Basic and diluted net loss per share:
Numerator
Net loss attributable to Alight, Inc. - basic and diluted	$(35)
Denominator
Weighted average shares outstanding - basic and diluted	439,800,624
Basic and diluted net loss per share	$(0.08)

For the Successor six months ended December 31, 2021, 77,459,687 units related to noncontrolling interests and 7,007,072 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

In addition, 14,999,998 shares related to the Seller Earnouts and 16,036,220 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.

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

Information regarding the Company’s current reportable segments is as follows (in millions):

	Revenue

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
	2021	2021	2020	2019
Employer Solutions
Recurring	$1,213	$1,049	$2,051	$1,834
Project	134	107	237	250
Total Employer Solutions	1,347	1,156	2,288	2,084
Professional Services
Recurring	65	60	108	56
Project	121	124	260	229
Total Professional Services	186	184	368	285
Hosted Business	21	21	72	183
Total	$1,554	$1,361	$2,728	$2,552

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

	Segment Profit

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
	2021	2021	2020	2019
Employer Solutions	$344	$274	$533	$554
Professional Services	1	7	31	7
Hosted Business	(2)	(3)	—	35
Total of all reportable segments	343	278	564	596
Share-based compensation	67	5	5	9
Transaction and integration expenses(1)	13	—	—	—
Non-recurring professional expenses(2)	19	18	—	14
Transformation initiatives(3)	—	—	8	22
Restructuring	5	9	77	14
Other(4)	(10)	(5)	36	19
Depreciation	31	49	91	68
Intangible amortization	153	100	200	185
Operating Income	65	102	147	265
Loss from change in fair value of financial instruments	65	—	—	—
Gain from change in fair value of tax receivable agreement	(37)	—	—	—
Interest expense	57	123	234	224
Other expense, net	3	9	7	3
(Loss) Income Before Income Tax Expense (Benefit)	$(23)	$(30)	$(94)	$38

(1)
Transaction and integration expenses related to acquisitions in 2021.
(2)
Non-recurring professional expenses includes external advisor and legal costs related to the Company’s Business Combination.
(3)
Transformation initiatives in fiscal years 2020 and 2019 includes expenses related to enhancing our data center for both periods, and severance expense for the first half of 2019.
(4)
Other primarily includes activity related to long-term incentives and expenses related to acquisitions in fiscal years 2020 and 2019, offset by Other expense, net.

There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

Revenue by geographic location is as follows (in millions):

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
	2021	2021	2020	2019
United States	$1,358	$1,168	$2,353	$2,361
Rest of world	196	193	375	191
Total	$1,554	$1,361	$2,728	$2,552

Long-lived assets, representing Fixed assets, net and Operating lease right of use assets, by geographic location is as follows (in millions):

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
United States	$305	$415
Rest of world	51	48
Total	$356	$463

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

13. Derivative Financial Instruments

The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps

The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of December 31, 2021	Fixed Rate	Expiration Date
July 2021	August 2020	557,500,000	557,500,000	2.5070%	May 2022
July 2021	August 2020	89,863,420	99,722,020	3.0854%	February 2023
December 2021	August 2020	181,205,050	165,545,350	0.7775%	April 2024
December 2021	August 2020	388,877,200	370,980,400	0.7430%	April 2024
December 2021	May 2022	220,130,318	n/a	0.5170%	April 2024
December 2021	May 2022	306,004,562	n/a	0.5127%	April 2024
December 2021	April 2024	871,205,040	n/a	1.7258%	June 2025
December 2021	April 2024	435,602,520	n/a	1.7290%	June 2025
December 2021	April 2024	435,602,520	n/a	1.7450%	June 2025

Concurrent with execution of the Business Combination and the $556 million pay down of the Term Loan, three hedges were terminated, and two previously unfloored hedges were amended to incorporate an interest rate floor of 50 bps. All interest rate swaps were redesignated as cash flow hedges in accordance with ASC 805.

Our swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. As a result of the amendment, the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments. In December 2021, the Company amended four interest rate swaps to have a maturity date ending in April 2024, compared to May 2024 previously. The Company also entered into three new interest rate swaps that will be effective April 2024 and mature June 2025.

During the first quarter of 2022, the Company amended its interest rate swaps index in conjunction with term loan refinancing to incorporate Term SOFR.

Financial Instrument Presentation

The fair values and location of outstanding derivative instruments recorded in the Consolidated Balance Sheets are as follows (in millions):

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Assets
Other current assets	$1	$—
Other assets	$16	$—
Total	$17	$—

Liabilities
Other current liabilities	$8	$28
Other liabilities	1	19
Total	$9	$47

The Company estimates that approximately $2 million of derivative losses included in Accumulated other comprehensive income as of December 31, 2021 will be reclassified into earnings over the next twelve months.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

14. Financial Instruments

Seller Earnouts

Upon completion of the Business Combination, the equity owners of Alight Holdings received an earnout in the form of non-voting shares of Class B-1 and Class B-2 Common Stock, which automatically converts into Class A Common Stock if, at any time during the seven years following the Closing Date certain criteria are achieved. See Note 9 “Stockholders’ and Members’ Equity” for additional information regarding the Seller Earnouts.

The portion of the Seller Earnouts related to employee compensation is accounted for as share-based compensation. See Note 10 “Share-Based Compensation Expense” for additional information.

The majority of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date and as of December 31, 2021, the Seller Earnouts had a fair value of $135 million. For the Successor six months ended December 31, 2021, a loss of $26 million was recorded in Loss from change in fair value of financial instruments in the Consolidated Statements of Comprehensive Income (Loss).

Warrants

Upon the completion of the Business Combination, there were issued and outstanding Company warrants to purchase shares of Class A Common Stock at a price of $11.50 per share, subject to adjustment for stock splits and/or extraordinary dividends, as described in the warrant agreement, including 10,000,000 warrants that were issued as a result of the consummation of the Forward Purchase Agreements (“Forward Purchase Warrants”). Private Warrants were exchanged for an equivalent number of Class C Units representing limited liability company interests of Alight Holdings and had the same terms as the Private Warrants. Each of the Public Warrants, Forward Purchase Warrants and Class C Units (collectively the “Warrants”) were exercisable for one share of Alight, Inc. Class A Common Stock.

The Warrants had an expiration date of July 2, 2026, (five years after the completion of the Business Combination) and were exercisable beginning after certain lock-up periods as described in the warrant agreement. Once the warrants became exercisable, the Company was permitted to redeem for $0.01 per warrant the outstanding Public Warrants if the Company’s Class A Share price equaled or exceeded $18.00 per share, subject to certain conditions and adjustments. If the Company’s Class A Share price was greater than $10.00 per share but less than $18.00 per share, then the Company was permitted to redeem Warrants for $0.10 per warrant, subject to certain conditions and adjustments. Holders were permitted to elect to exercise their warrants on a cashless basis.

The Company accounted for Warrants as liabilities at fair value within Financial instruments on the Consolidated Balance Sheets because the Warrants do not meet the criteria for classification within equity. The Warrants were subject to remeasurement at each balance sheet date. In December 2021, the majority of the Warrants were exercised under cashless (net) exercise provisions resulting in the issuance of 15,315,429 shares of Class A common shares. Additionally, the Company redeemed 742,918 Warrants for $0.10 per warrant.

Just prior to the exercise and redemption of the Warrants, the Company remeasured the warrant liability to its fair value. Upon exercise of the Warrants, the respective carrying value of the warrant liability was reclassified into additional paid in capital. As of December 31, 2021, no Warrants were outstanding. For the Successor six months ended December 31, 2021, a loss of $39 million was recorded in Loss from change in fair value of financial instruments in the Consolidated Statements of Comprehensive Income (Loss) due to the remeasurement of the warrant liability prior to the exercise and redemption of the Warrants.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	Successor
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$17	$—	$17
Total assets recorded at fair value	$—	$17	$—	$17

Liabilities
Interest rate swaps	$—	$9	$—	$9
Contingent consideration liability	—	—	33	33
Seller Earnouts liability	—	—	135	135
Tax receivable agreement liability	—	—	581	581
Total liabilities recorded at fair value	$—	$9	$749	$758

	Predecessor
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swaps	$—	$47	$—	$47
Contingent consideration liability	—	—	26	26
Total liabilities recorded at fair value	$—	$47	$26	$73

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

Contingent Consideration

The contingent consideration liabilities relate to acquisitions completed during the Successor six months ended December 31, 2021, the Predecessor years ended December 31, 2020 and 2018, and are included in Other current liabilities and Other liabilities on the Consolidated Balance Sheets. The fair value of these liabilities is determined using a discounted cash flow analysis. Changes in the fair value of the liabilities are included in Other expense, net in the Consolidated Statements of Comprehensive Income (Loss). Significant unobservable inputs are used in the assessment of fair value, including assumptions regarding discount rates and probability assessments based on the likelihood of reaching the various targets set out in the acquisition agreements.

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
	2021	2021	2020
Beginning balance	$29	$26	$22
Acquisitions	8	2	3
Accretion of contingent consideration	—	1	—
Remeasurement of acquisition-related contingent consideration	(2)	—	8
Payments	(2)	—	(7)
Ending Balance	$33	$29	$26

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Seller Earnouts

The Company accounts for the Seller Earnouts as contingent consideration liabilities at fair value in Financial Instruments in the Consolidated Balance Sheets. The fair value of the Seller Earnouts is determined using Monte Carlo simulation and Option Pricing Methods. Changes in the fair value of the liability is included in Loss from change in fair value of financial instruments in the Consolidated Statements of Comprehensive Income (Loss). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 45%, risk-free interest rate of 1.40%, expected holding period of 6.51 years and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. An increase in the risk-free interest rate or expected volatility would result in an increase in the fair value measurement of the Seller Earnouts and vice versa.

Tax Receivable Agreement

In connection with the Business Combination, Alight entered into the Tax Receivable Agreement (the “TRA”) with certain owners of Alight Holdings prior to the Business Combination. Pursuant to the TRA, the Company will pay certain sellers, as applicable, 85% of the tax benefits, of any savings that we realize, calculated using certain assumptions, as a result of (i) tax basis adjustments from sales and exchanges of Alight Holdings equity interests in connection with or following the Business Combination and certain distributions with respect to Alight Holdings equity interests, (ii) our utilization of certain tax attributes, and (iii) certain other tax benefits related to entering into the TRA.

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial.

The Company’s TRA liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The $581 million TRA liability balance at December 31, 2021 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.04%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current alternative tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 6.9%. The opening balance sheet fair value of the TRA at July 1, 2021 is preliminary and the final fair value could have a material impact on the preliminary purchase price allocation disclosed. The fair value will be finalized as soon as practicable, but no later than one year from the acquisition date.

The following table provides a reconciliation of the TRA liability and Seller Earnout liability for the Successor six months ended December 31, 2021:

	Successor
	TRA	Seller Earnouts
	Liability	Liability
Balance at July 1, 2021	$618	$109
Gain from change in fair value of TRA	(37)	—
Loss from change in fair value of Seller Earnouts	—	26
Balance at December 31, 2021	$581	$135

Non-Recurring Fair Value Measurements

The Company’s financial liabilities not measured at fair value on a recurring basis are as follows (in millions):

	Successor		Predecessor
	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$38	$38	$37	$37
Long-term debt, net	2,830	2,834	4,041	4,090
Total	$2,868	$2,872	$4,078	$4,127

The carrying value of the Term Loan, Secured Senior Notes and Unsecured Senior Notes include the outstanding principal balances, less any unamortized discount or premium. The carrying value of the Term Loan approximates fair value as it bears interest

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

During the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 and years ended December 31, 2020 and 2019 there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.
16. Restructuring and Integration

During the third quarter of 2019, management initiated a restructuring and integration plan (“the Plan”) following the completion of the Hodges acquisition and in anticipation of the NGA HR acquisition, which was completed on November 1, 2019. The Plan is intended to integrate and streamline operations across the Company and is expected to generate cost reductions related to position eliminations and facility and system rationalizations. The Company expects to incur costs related to severance, contract and lease exits and other related costs. The Company expects these restructuring and integration activities and related expenses to affect continuing operations through the fourth quarter of 2022.

The Plan is expected to result in cumulative costs of approximately $140 million through the end of the plan, consisting of approximately $69 million in severance and related benefits, and approximately $71 million in other costs, including technology realization, lease consolidation costs, advisory and consulting fees. The Plan is expected to generate annual cost savings of approximately $196 million by 2022.

From the inception of the Plan through December 31, 2021, the Company has incurred total expenses of $105 million. These charges are recorded in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type that have been incurred through December 31, 2021 and are estimated to be incurred through the end of the Plan. Estimated costs by type may be revised in future periods as these assumptions are updated:

	Successor	Predecessor
	Six Months Ended	Six Months Ended		Estimated	Estimated
	December 31,	June 30,	Inception to	Remaining	Total
	2021	2021	Date	Costs	Cost(1)
Employer Solutions
Severance and Related Benefits	$1	$6	$46	$13	$59
Other Restructuring Costs(2)	3	2	45	17	62
Total Employer Solutions	$4	$8	$91	$30	$121
Professional Services
Severance and Related Benefits	$—	$1	$8	$2	$10
Other Restructuring Costs(2)	1	—	6	3	9
Total Professional Services	$1	$1	$14	$5	$19
Total Restructuring Costs	$5	$9	$105	$35	$140

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2021, approximately $4 million of the restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

	Predecessor
	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of December 31, 2020	$12	$3	$15
Restructuring charges	7	2	9
Cash payments	(13)	(5)	(18)
Accrued restructuring liability as of June 30, 2021	$6	$—	$6

	Successor
	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of July 1, 2021	$6	$—	$6
Restructuring charges	1	4	5
Cash payments	(3)	(4)	(7)
Accrued restructuring liability as of December 31, 2021	$4	$—	$4

17. Employee Benefits

Defined Contribution Savings Plans

Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 and years ended December 31, 2020 and 2019, expenses were $24 million, $31 million, $46 million and $49 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

18. Lease Obligations

The Company determines if an arrangement is a lease at inception. Operating leases are included in Other assets, Other current liabilities and Other liabilities in the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate which is based on the information available at the lease commencement date. The Company’s lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company’s most significant leases are office facilities. For these leases, the Company has elected the practical expedient permitted under ASU 2016-02, “Leases (Topic 842)” (“ASC 842”) to combine lease and non-lease components. As a result, non-lease components are accounted for as an element within a single lease. The Company’s remaining operating leases are primarily comprised of equipment leases. The Company also leases certain IT equipment under finance leases which are reflected on the Company’s Consolidated Balance Sheets as computer equipment within Fixed assets, net.

Certain of the Company’s operating lease agreements include variable payments that are passed through by the landlord, such as insurance, taxes, common area maintenance, payments based on the usage of the asset, and rental payments adjusted periodically for inflation. These variable payments are not included in the lease liabilities reflected on the Company’s Consolidated Balance Sheets.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

The Company does sublease portions of our buildings to third parties. The right of use liability associated with these leases are not offset with expected rental incomes, as we remain primarily obligated for the leases.

The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants.

The components of lease expense were as follows (in millions):

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
	2021	2021	2020	2019
Operating lease cost	$14	$16	$40	$27
Finance lease cost:
Amortization of leased assets	12	13	21	15
Interest of lease liabilities	2	2	4	4
Variable and short-term lease cost	3	3	6	8
Sublease income	(3)	(4)	(6)	(8)
Total lease cost	$28	$30	$65	$46

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
Operating Leases
Operating lease right-of-use assets	$120	$129

Current operating lease liabilities	44	41
Noncurrent operating lease liabilities	139	155
Total operating lease liabilities	$183	$196

Finance Leases
Fixed assets, net	$62	$83

Current finance lease liabilities	27	28
Noncurrent finance lease liabilities	34	59
Total finance lease liabilities	$61	$87

Weighted Average Remaining Lease Term (in years)
Operating leases	5.8	6.6
Finance leases	2.7	3.5

Weighted Average Discount Rate
Operating leases	4.3%	5.6%
Finance leases	4.4%	4.4%

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Supplemental cash flow and other information related to leases was as follows (in millions):

	Successor	Predecessor
	Six Months Ended	Six Months Ended	Year Ended
	December 31,	June 30,	December 31,
	2021	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27	$22	$42	$36
Operating cash flows from finance leases	2	2	4	4
Financing cash flows from finance leases	14	17	24	13

Right-of use assets obtained in exchange for lease obligations
Operating leases	$2	$10	$26	$58
Finance leases	2	2	62	24

Future lease payments for lease obligations with initial terms in excess of one year as of December 31, 2021 are as follows (in millions):

	Finance Leases	Operating Leases
2022	$23	$38
2023	22	34
2024	16	33
2025	4	22
2026	—	17
Thereafter	—	46
Total lease payments	65	190
Less: amount representing interest	(4)	(27)
Total lease obligations, net	61	163
Less: current portion of lease obligations, net	(27)	(37)
Total long-term portion of lease obligations, net	$34	$126

The operating lease future lease payments include sublease rental income of $7 million, $6 million, $5 million and $2 million for 2022, 2023, 2024 and 2025, respectively.

19. Commitments and Contingencies

Legal

The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at December 31, 2021 and December 31, 2020 were not significant.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

To date, the Company has not been required to make any payment under any client arrangement as described above. The Company has assessed the current status of performance risk related to the client arrangements with performance guarantees and believes that any potential payments would be immaterial to the Consolidated Financial Statements.

Purchase Obligations

The Company’s expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $26 million, $26 million, $27 million, $9 million, and $7 million, for the years ended 2022, 2023, 2024, 2025, and thereafter, respectively.

Service Obligations

On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company.

The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $141 million, $147 million, $154 million, $162 million and $502 million for the years ended 2022, 2023, 2024, 2025 and thereafter, respectively.

The Company may terminate its arrangement with Wipro for cause or for the Company’s convenience. In the case of a termination for convenience, the Company would be required to pay a termination fee, including certain of Wipro’s unamortized costs, plus 25% of any remaining portion of the minimum level of services the Company agreed to purchase from Wipro over the course of 10 years.

20. Subsequent Events

In January 2022, the Company refinanced the Amended and Third Incremental Term Loans to update the Benchmark reference rate to Term SOFR from LIBOR and to have identical maturity dates of August 31, 2028 and borrowing margins as the Third Incremental Term Loans (see Note 8 "Debt"). The Company also amended its interest rate swaps index in conjunction with the term loan refinancing to incorporate Term SOFR (see Note 13 "Derivative Financial Instruments").

Events and transactions occurring through the date of issuance of these financial statements have been evaluated by management and, when appropriate, recognized or disclosed in the financial statements or the notes to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm as permitted by the Securities and Exchange Commission (the “SEC”) for acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the acquisition and the date of management’s assessment of internal control over financial reporting (see Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed a Business Combination on July 2, 2021. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed in the Form 10-K/A filed with the SEC on April 29, 2021 for the year-ended December 31, 2020 (of FTAC, which became a fully owned subsidiary of Alight, Inc. upon completion of the Business Combination), management had identified a material weakness in our disclosure controls and procedures related to our controls to evaluate the accounting for warrants. In December 2021, the majority of the warrants were exercised under the cashless (net) exercise provisions. As a result, there were no warrants outstanding as of December 31, 2021.

Management believes that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this Item will be contained in the definitive Proxy Statement for our 2022 annual meeting of stockholders (the "Proxy Statement"), incorporated herein by reference.

Item 11. Executive Compensation.

The information required under this Item will be contained in our Proxy Statement, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item will be contained in our Proxy Statement, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item will be contained in our Proxy Statement, incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required under this Item will be contained in our Proxy Statement, incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)
(1) The following documents have been included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements of Alight, Inc.

Financial Statements:

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)
Exhibits:

Exhibit Number	Description
2.1†

Amended and Restated Business Combination Agreement, dated as of April 29, 2021, by and among Foley Trasimene Acquisition Corp., Alight, Inc., Tempo Holding Company, LLC and certain other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2021).

3.1	Amended and Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
3.2	Amended and Restated Bylaws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
4.1*	Description of Securities of Alight, Inc.
4.2

Indenture, dated as of May 1, 2017 between Tempo Acquisition, LLC, as issuer, Tempo Acquisition Finance Corp., as co-issuer, and Wilmington Trust, National Association, as the trustee, transfer agent, registrar, and paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

4.3	Form of 6.750% Senior Notes due 2025 (included in Exhibit 4.1)
4.4

First Supplemental Indenture, dated as of November 27, 2017 between Tempo Acquisition, LLC, as issuer, Tempo Acquisition Finance Corp., as co-issuer, the guarantors party thereto, and Wilmington Trust, National Association, as the trustee, transfer agent, registrar and paying agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

4.5

Second Supplemental Indenture, dated as of August 14, 2018 between Tempo Acquisition, LLC, as issuer, Tempo Acquisition Finance Corp., as co-issuer, the guarantors party thereto, and Wilmington Trust, National Association, as the trustee, transfer agent, registrar and paying agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

4.6

Third Supplemental Indenture, dated as of February 13, 2019 between Tempo Acquisition, LLC, as issuer, Tempo Acquisition Finance Corp., as co-issuer, the guarantors party thereto, and Wilmington Trust, National Association, as the trustee, transfer agent, registrar and paying agent (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

4.7

Fourth Supplemental Indenture, dated as of July 29, 2019 between Tempo Acquisition, LLC, as issuer, Tempo Acquisition Finance Corp., as co-issuer, the guarantors party thereto, and Wilmington Trust, National Association, as the trustee, transfer agent, registrar and paying agent (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

4.8

Fifth Supplemental Indenture, dated as of September 9, 2019 between Tempo Acquisition, LLC, as issuer, Tempo Acquisition Finance Corp., as co-issuer, the guarantors party thereto, and Wilmington Trust, National Association, as the trustee, transfer agent, registrar and paying agent (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

4.9

Sixth Supplemental Indenture, dated as of August 7, 2020 between Tempo Acquisition, LLC, as issuer, Tempo Acquisition Finance Corp., as co-issuer, the guarantors party thereto, and Wilmington Trust, National Association, as the trustee, transfer agent, registrar and paying agent (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

4.10

Indenture, dated as of May 7, 2020 between Tempo Acquisition, LLC, as issuer, Tempo Acquisition Finance Corp., as co-issuer, the guarantors party thereto from time to time, and Wilmington Trust National Association, as the trustee, transfer agent, registrar, paying agent and notes collateral agent (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

4.11	Form of 5.750% Senior Secured Notes due 2025 (included in Exhibit 4.9).
4.12

First Supplemental Indenture, dated as of June 23, 2021 between Tempo Acquisition, LLC, as issuer, Tempo Acquisition Finance Corp., as co-issuer, the guarantors party thereto, and Wilmington Trust, National Association, as the trustee, transfer agent, registrar, paying agent and notes collateral agent (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

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

10.2

First Amendment to Second Amended and Restated Limited Liability Company Agreement of Alight Holding Company, LLC, dated as of December 1, 2021, by and between Alight, Inc., Bilcar FT, LP, Trasimene Capital FT, LP and Alight Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2021).

10.3†

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

10.6

Amended and Restated Sponsor Agreement, dated as of January 25, 2021, by and among Foley Trasimene Acquisition Corp., Acrobat Holdings, Inc. (n/k/a Alight, Inc.), Tempo Holding Company, LLC (n/k/a Alight Holding Company, LLC) and certain other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021).

10.7

Limited Waiver to Amended and Restated Sponsor Agreement, dated as of December 1, 2021, by and between Alight, Inc., Alight Holding Company, LLC, Alight Group, Inc. and certain other parties thereto(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2021).

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021).
10.9+	Alight, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.10+	Alight, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.11+

Form of Restricted Stock Unit Award Agreement for Employees under the Alight, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 10, 2021).

10.12+

Form of Restricted Stock Unit Award Agreement for the Executive Leadership Team under the Alight, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 10, 2021).

10.1+

Form of Restricted Stock Unit Award Agreement for Directors under the Alight, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 10, 2021).

10.14

Forward Purchase Agreement among the Registrant and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 18, 2020).

10.15	Forward Purchase Agreement among the Registrant and THL FTAC LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 18, 2020).
10.16+

Amended and Restated Employment Agreement, dated as of August 18, 2021, by and between Alight Solutions LLC and Stephan Scholl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2021).

10.17+

Employment Agreement, dated as of August 18, 2021, by and between Alight Solutions LLC and Katie Rooney (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2021).

10.18

Amendment No. 5 to Credit Agreement, dated as of August 7, 2020 among Tempo Intermediate Holding Company II, LLC, Tempo Acquisition, LLC, each of the guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent for the Lenders and the Extending Revolving Credit Lenders party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

10.19	Amendment No. 6 to Credit Agreement, dated as of August 24, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).
10.20*	Amendment No. 7 to Credit Agreement, dated as of January 31, 2022.
21.1*	Subsidiaries of Alight, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Alight, Inc.

Date: March 10, 2022	By:	/s/ Stephan D. Scholl
Stephan D. Scholl
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephan D. Scholl	Chief Executive Officer and Director	March 10, 2022
Stephan D. Scholl	(Principal Executive Officer)

/s/ Katie Rooney	Chief Financial Officer	March 10, 2022
Katie Rooney	(Principal Financial Officer and Principal Accounting Officer)

/s/ William P. Foley, II	Chairman of the Board of Directors	March 10, 2022
William P. Foley, II

/s/ Daniel S. Henson	Director	March 10, 2022
Daniel S. Henson

/s/ David Kestnbaum	Director	March 10, 2022
David Kestnbaum

/s/ Richard N. Massey	Director	March 10, 2022
Richard N. Massey

/s/ Erika Meinhardt	Director	March 10, 2022
Erika Meinhardt

/s/ Regina M. Paolillo	Director	March 10, 2022
Regina M. Paolillo

/s/ Peter Wallace	Director	March 10, 2022
Peter Wallace