Form 10-Q
period 2022-03-31
Alight, Inc. / Delaware
filed 2022-05-09
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 465,225,352 shares of Class A Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-2 Common Stock, par value $0.0001 per share, 76,220,431 shares of Class V Common Stock, par value $0.0001 per share, 5,046,819 shares of Class Z-A Common Stock, par value $0.0001 per share, 274,379 shares of Class Z-B-1 Common Stock, par value $0.0001 per share, and 274,379 shares of Class Z-B-2 Common Stock, par value $0.0001 per share, outstanding.

i

Explanatory Note

This Quarterly Report on Form 10-Q includes information pertaining to periods prior to the closing of the Alight Business Combination (as defined below). Refer to Note 1 “Basis of Presentation and Nature of Business”, for further information regarding the basis of presentation.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements that relate to expectations regarding future financial performance, and business strategies or expectations for our business. Forward-looking statements can often be identified by the use of words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” or similar expressions or the negative thereof. These forward-looking statements are based on information available as of the date of this report and the Company’s management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required by law.

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
•
contracting with government clients;
•
the significant control the certain existing investors have over us;
•
the potential for conflicts of interest arising out of any members of our board of directors allocating their time to other businesses and not exclusively to us, and that our charter contains a corporate opportunities waiver so directors will not be required to present potential business opportunities to us;
•
the incurrence of increased costs and becoming subject to additional regulations and requirements as a result of being a public company;
•
changes in our capital structure, including from the issuance of new shares by us or sales of shares by existing investors, which could adversely affect the market price of our stock;
•
our obligations under the Tax Receivable Agreement (as defined below); and
•
changes to our credit ratings or interest rates which could affect our financial resources, ability to raise additional capital, generate sufficient cash flows, or generally maintain operations; and other risks and uncertainties indicated in this report and our other public filings, including those set forth under the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on March 10, 2022 (the "Annual Report").

These risk factors do not identify all risks that we face, and our business, financial condition and results of operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present material risks.

Website and Social Media Disclosure

We use our website (www.alight.com) and our corporate Facebook (http://www.facebook.com/AlightGlobal), LinkedIn (www.linkedin.com/company/alightsolutions), and YouTube (www.youtube.com/c/AlightSolutions) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alight, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
(in millions, except share and per share amounts)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$326	$372
Receivables, net	546	515
Other current assets	254	302
Total Current Assets Before Fiduciary Assets	1,126	1,189
Fiduciary assets	1,607	1,280
Total Current Assets	2,733	2,469
Goodwill	3,627	3,638
Intangible assets, net	4,090	4,170
Fixed assets, net	257	236
Deferred tax assets, net	4	3
Other assets	510	472
Total Assets	$11,221	$10,988

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$319	$406
Current portion of long-term debt	40	38
Other current liabilities	394	401
Total Current Liabilities Before Fiduciary Liabilities	753	845
Fiduciary liabilities	1,607	1,280
Total Current Liabilities	2,360	2,125
Deferred tax liabilities	52	36
Long-term debt	2,818	2,830
Tax receivable agreement	574	581
Financial instruments	122	135
Other liabilities	311	353
Total Liabilities	$6,237	$6,060
Commitments and Contingencies (Note 19)
Stockholders' Equity
Class A Common Stock; $0.0001 par value, 1,000,000,000 shares authorized; 465,225,352 issued and outstanding as of March 31, 2022	$—	$—
Class B Common Stock; $0.0001 par value, 20,000,000 shares authorized; 9,980,906 issued and outstanding as of March 31, 2022	—	—
Class V Common Stock; $0.0001 par value, 175,000,000 shares authorized; 76,220,431 issued and outstanding as of March 31, 2022	—	—
Class Z Common Stock; $0.0001 par value, 12,900,000 shares authorized; 5,595,577 issued and outstanding as of March 31, 2022	—	—
Additional paid-in-capital	4,267	4,228
Retained deficit	(107)	(96)
Accumulated other comprehensive income	44	8
Total Alight, Inc. Equity	$4,204	$4,140
Noncontrolling interest	780	788
Total Stockholders' Equity	$4,984	$4,928
Total Liabilities and Stockholders' Equity	$11,221	$10,988

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Alight, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions, except per share amounts)	2022	2021
Revenue	$725	$689
Cost of services, exclusive of depreciation and amortization	491	452
Depreciation and amortization	11	19
Gross Profit	223	218

Operating Expenses
Selling, general and administrative	140	117
Depreciation and intangible amortization	85	55
Total operating expenses	225	172
Operating (Loss) Income	(2)	46
Other Expense
Gain from change in fair value of financial instruments	(13)	—
Gain from change in fair value of tax receivable agreement	(5)	—
Interest expense	29	62
Other (income) expense, net	(1)	8
Total other expense, net	10	70
Loss Before Income Tax Expense (Benefit)	(12)	(24)
Income tax expense (benefit)	1	(3)
Net Loss	(13)	(21)
Net loss attributable to noncontrolling interests	(2)	—
Net Loss Attributable to Alight, Inc.	$(11)	$(21)

Earnings Per Share
Basic net loss per share	$(0.02)
Diluted net loss per share	$(0.02)

Net Loss	$(13)	$(21)
Other comprehensive income, net of tax:
Change in fair value of derivatives	47	17
Foreign currency translation adjustments	(3)	4
Total other comprehensive income, net of tax:	44	21
Comprehensive Income Before Noncontrolling Interests	31	—
Comprehensive income attributable to noncontrolling interests	6	—
Comprehensive Income Attributable to Alight, Inc.	$25	$—

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Alight, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Successor
				Accumulated
		Additional		Other	Total		Total
	Common	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2021	$—	$4,228	$(96)	$8	$4,140	$788	$4,928
Net loss	—	—	(11)	—	(11)	(2)	(13)
Other comprehensive income, net	—	—	—	36	36	8	44
Measurement period adjustment	—	—	—	—	—	(1)	(1)
Conversion of noncontrolling interest	—	7	—	—	7	(13)	(6)
Share-based compensation expense	—	33	—	—	33	—	33
Shares vested, net of shares withheld in lieu of taxes	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2022	$—	$4,267	$(107)	$44	$4,204	$780	$4,984

Condensed Consolidated Statements of Members' Equity

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

Alight, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2022	2021
Cash flows from operating activities
Net loss	$(13)	$(21)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	17	24
Intangible amortization expense	79	50
Noncash lease expense	7	4
Financing fee and premium amortization	(1)	5
Share-based compensation expense	33	2
Gain from change in fair value of financial instruments	(13)	—
Gain from change in fair value of tax receivable agreement	(5)	—
Other	3	1
Change in assets and liabilities:
Receivables	(37)	52
Accounts payable and accrued liabilities	(82)	(31)
Other assets and liabilities	31	(47)
Cash provided by operating activities	$19	$39
Cash flows from investing activities
Capital expenditures	(41)	(27)
Cash used for investing activities	$(41)	$(27)
Cash flows from financing activities
Net increase in fiduciary liabilities	327	179
Members' equity unit repurchase	—	(2)
Borrowings from banks	54	54
Financing fees	(3)	—
Repayments to banks	(60)	(62)
Principal payments on finance lease obligations	(8)	(6)
Settlements of interest rate swaps	(4)	(7)
Tax payment for shares/units withheld in lieu of taxes	(1)	—
Contingent consideration payments	—	(1)
Cash provided by financing activities	$305	$155
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	1
Net increase in cash, cash equivalents and restricted cash	281	168
Cash, cash equivalents and restricted cash at beginning of period	1,652	1,536
Cash, cash equivalents and restricted cash at end of period	$1,933	$1,704

Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$326	$495
Restricted cash included in fiduciary assets	1,607	1,209
Total cash, cash equivalents and restricted cash	$1,933	$1,704

Supplemental disclosures:
Interest paid	$27	$31
Income taxes paid	1	3

Supplemental disclosure of non-cash financing activities:
Fixed asset additions acquired through finance leases	$2	$1
Right of use asset additions acquired through operating leases	1	(3)

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

On July 2, 2021 (the “Closing Date”), FTAC completed the business combination (the “Business Combination”) with Alight Holding Company, LLC (f/k/a Tempo Holding Company, LLC) (“Alight Holdings” or the “Predecessor”) contemplated by the Business Combination Agreement (as amended and restated as of April 29, 2021) between FTAC, Alight Holdings and other interested parties (the “Business Combination Agreement”). On the Closing Date, pursuant to the Business Combination Agreement, FTAC became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”) and was renamed Alight Group, Inc. As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings that went into effect upon the completion of the Business Combination. As of March 31, 2022, Alight owns approximately 86% of the economic interest in Alight Holdings, but has 100% of the voting power and controls the management of Alight Holdings. As of March 31, 2022, the non-voting ownership percentage held by noncontrolling interest was approximately 14% (see Note 9 "Stockholders' and Members' Equity" for additional information).

Basis of Presentation

As a result of the Business Combination, for accounting purposes, the Company is the acquirer and Alight Holdings is the acquiree and accounting predecessor. While the Closing Date was July 2, 2021, we determined that as the impact of one day would be immaterial to the results of operations, we utilized July 1, 2021 as the date of the Business Combination for accounting purposes. Therefore, the financial statement presentation includes the financial statements of Alight Holdings as Predecessor for the periods prior to July 1, 2021 and the Company as Successor for the periods including and after July 1, 2021, including the consolidation of Alight Holdings.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated upon consolidation. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full fiscal year ending December 31, 2022.

Nature of Business

We are a leading cloud-based provider of integrated digital human capital and business solutions. We have an unwavering belief that a company’s success starts with its people, and our solutions connect human insights with technology. The Alight Worklife® employee engagement platform provides a seamless customer experience by combining content, plus artificial intelligence (“AI”) and data analytics to enable Alight's business process as a service ("BPaaS") model. Our mission-critical solutions enable employees to enrich their health, wealth and wellbeing which helps global organizations achieve a high-performance culture. Our solutions include:

•
Employer Solutions: driven by our digital, software and AI-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health, employee wellbeing and payroll. These solutions are designed to support employers in effectively managing their workforce through a seamless, integrated platform. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. In addition, employees benefit from an integrated platform and user experience, coupled with a full-service client care center, helping them manage the full life cycle of their health, wealth and careers.
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

Subsequent to the Business Combination, upon equity exchanges of the noncontrolling interests, the Company records obligations under the TRA at the gross undiscounted amount of the expected future payments as an increase to the liability with an offset to Additional paid-in capital.

New Accounting Pronouncements

There are no pending accounting pronouncements that are expected to have a material impact upon our Consolidated Financial Statements.

3. Revenue from Contracts with Customers

The majority of the Company’s revenue is highly recurring and is derived from contracts with customers to provide integrated, cloud-based human capital solutions that empower clients and their employees to manage their health, wealth and HR needs. The Company’s revenues are disaggregated by recurring and project revenues within each reportable segment. Recurring revenues are typically longer term in nature and more predictable on an annual basis, while project revenues consist of project work of a shorter duration. See Note 12 “Segment Reporting” for quantitative disclosures of recurring and project revenues by reportable segment. The Company’s reportable segments are Employer Solutions, Professional Services and Hosted Business. Employer Solutions are driven by our digital, software and AI-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health, and employee wellbeing and payroll. Professional Services includes project-based cloud deployment and consulting offerings. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

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

These contracts typically consist of an implementation phase and an ongoing administration phase:

Implementation phase – In connection with the Company’s long-term agreements, highly customized implementation efforts are often necessary to set up clients and their human resource, payroll or benefit programs on the Company’s systems and operating processes. Work performed during the implementation phase is considered a set-up activity because it does not transfer a service to the customer. Therefore, it is not a separate performance obligation. As these agreements are longer term in nature, our contracts generally provide that if the client terminates a contract, we are entitled to an additional payment for services performed through the termination date designed to recover our up-front costs of implementation. Any fees received from the customer as part of the implementation are, in effect, an advance payment for the future ongoing administration services to be provided.

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

The majority of the fees for enrollment services not bundled with ongoing administration services may be in the form of commissions received from insurance carriers for policy placement and are variable in nature. These annual enrollment services include both employer-sponsored arrangements that place both retiree Medicare coverage and voluntary benefits and direct-to-consumer Medicare placement. Our performance obligations under these annual enrollment services are typically completed over a short period upon which a respective policy is placed or confirmed with no ongoing fulfillment obligations. For both the employer-sponsored and direct-to-consumer arrangements, we recognize the majority of the placement revenue in the fourth quarter of the calendar year, which is when most of the placement or renewal activity occurs. However, the Company may continue to receive commissions from carriers until the respective policy lapses or is cancelled. The Company bases the estimates of total transaction price on supportable evidence from an analysis of past transactions, and only includes amounts that are probable of being received or not refunded.

As it relates to the direct-to-consumer arrangements, because our obligation is complete upon placement of the policy, we recognize revenue at that date, which includes both compensation due to us in the first year as well as an estimate of the total renewal commissions that will be received over the lifetime of the policy. The variable consideration estimate requires significant judgement, and will vary based on product type, estimated commission rates and the expected lives of the respective policies and other factors.

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

4. Acquisitions

2021 Acquisitions

Alight Business Combination

On July 2, 2021, the Company completed the Business Combination for consideration transferred of approximately $5.0 billion. The Business Combination was accounted for using the acquisition method under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary consideration and allocation of the purchase price to the fair value of the combined assets acquired and liabilities assumed is presented below. The preliminary measurement of consideration transferred, including noncontrolling interest, and the allocations reflect the best estimates of the valuations currently available and are subject to change once additional analyses are completed. The accounting for the Business Combination is not complete and the allocation will be finalized as soon as practicable, but no later than one year from the acquisition date.

On the Closing Date, the Company paid $36 million of deferred underwriting costs related to FTAC’s initial public offering and $37 million of fees related to the private placement transaction, which were treated as a reduction of equity. Approximately $21 million of the Company’s acquisition-related costs were paid on the Closing Date. Additionally, $39 million of seller transaction costs were paid on the Closing Date, including $36 million in advisory and investment banker fees that were contingent upon the consummation of the Business Combination. As these fees are considered success fees in nature, they are considered to have been incurred “on the line”, and therefore, were not recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) in either the Predecessor or Successor periods.

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

The following table summarizes the preliminary consideration transferred (in millions):

Cash consideration to prior equityholders(1)	$1,055
Repayment of debt	1,814
Total cash consideration	$2,869
Continuing unitholders rollover equity into the Company(2)	1,414
Contingent consideration - Tax Receivable Agreement(3)	610
Contingent consideration - Seller Earnouts(3)	109
Total consideration transferred	$5,002
Noncontrolling interest(4)	$799

(1)
Includes cash consideration paid to reimburse seller for certain transaction expenses.
(2)
The Company issued approximately 141 million shares of Class A Common Stock that had a total fair value of approximately $1.4 billion based on the price of $10 per share on July 2, 2021, the acquisition date.
(3)
The TRA and Seller Earnouts represent liability classified contingent consideration. The estimated fair value of the TRA is preliminary and subject to adjustments in subsequent periods. Refer to Note 9 “Stockholders’ and Members’ Equity”, Note 14 “Financial Instruments” and Note 15 “Tax Receivable Agreement” for further discussion.
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

The following table summarizes the preliminary purchase price allocation (in millions):

Cash and cash equivalents	$460
Receivables	484
Fiduciary assets	1,015
Other current assets	162
Fixed assets	205
Other assets	425
Accounts payable and accrued liabilities	(327)
Fiduciary liabilities	(1,015)
Other current liabilities	(291)
Debt assumed	(2,370)
Deferred tax liabilities	(3)
Other liabilities	(396)
Intangible assets	4,078
Total identifiable net assets	$2,427
Goodwill	$3,374

Measurement Period Adjustments

During the first quarter of 2022, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets acquired and liabilities assumed, including (i) a decrease in Receivables of $2 million, (ii) a decrease in Other current liabilities of $2 million, (iii) a decrease in consideration transferred of $8 million due to an updated TRA valuation, and (iv) a decrease of $1 million in noncontrolling interest due to the change in consideration transferred. The impact of these measurement period adjustments on the Condensed Consolidated Statements of Comprehensive Income (Loss) was not material.

Intangible Assets

Intangible assets were identified that met either the separability criterion or the contractual-legal criterion described in ASC 805. The trade name intangible asset represents the corporate Alight tradename, which was valued using the relief-from-royalty method. The technology related intangible assets represent software developed by Alight Holdings to differentiate its product/service offerings for its customers, valued using the relief-from-royalty method. The customer-related and contract-based intangible assets represent strong, long-term relationships with customers, valued using the multi-period excess earnings method. The values allocated to identifiable intangible assets and their estimated useful lives are as follows:

	Fair value	Useful life
Identifiable intangible assets	(in millions)	(in years)
Definite lived trade names	$400	15
Technology related intangibles	$222	6
Customer-related and contract-based intangibles	$3,456	15

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

Intangible assets include customer-related and contract-based intangibles and technology with estimated useful lives of 13 years and 5 years, respectively. Approximately $78 million has been preliminarily allocated to goodwill, all of which was tax deductible.

5. Other Financial Data

Condensed Consolidated Balance Sheets Information

Receivables, net

The components of Receivables, net are as follows (in millions):

	March 31,	December 31,
	2022	2021
Billed and unbilled receivables	$553	$520
Allowance for expected credit losses	(7)	(5)
Balance at end of period	$546	$515

Other current assets

The components of Other current assets are as follows (in millions):

	March 31,	December 31,
	2022	2021
Deferred project costs	$40	$39
Prepaid expenses	60	66
Commissions receivable	95	148
Other	59	49
Total	$254	$302

Other assets

The components of Other assets are as follows (in millions):

	March 31,	December 31,
	2022	2021
Deferred project costs	$295	$274
Operating lease right of use asset	106	120
Commissions receivable	28	34
Other	81	44
Total	$510	$472

The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). During the Successor three months ended March 31, 2022 and the Predecessor three months ended March 31, 2021, total amortization expense of $12 million and $16 million was recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), respectively.

Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current assets as of March 31, 2022 and December 31, 2021 were $18 million and $1 million, respectively. The balances in Other assets as of March 31, 2022 and December 31, 2021 were $58 million and $16 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information).

Other current liabilities

The components of Other current liabilities are as follows (in millions):

	March 31,	December 31,
	2022	2021
Deferred revenue	$154	$148
Operating lease liabilities	45	44
Finance lease liabilities	26	27
Other	169	182
Total	$394	$401

Other liabilities

The components of Other liabilities are as follows (in millions):

	March 31,	December 31,
	2022	2021
Deferred revenue	$54	$55
Operating lease liabilities	113	139
Finance lease liabilities	29	34
Unrecognized tax positions	44	44
Other	71	81
Total	$311	$353

The current and non-current portions of deferred revenue relates to consideration received in advance of performance under client contracts. During both the Successor three months ended March 31, 2022 and the Predecessor three months ended March 31, 2021, revenue of approximately $79 million was recognized that was recorded as deferred revenue at the beginning of each period.

Other current liabilities as of both March 31, 2022 and December 31, 2021 include a deferred consideration payment of $83 million related to an acquisition completed in the fourth quarter of 2021.

Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current liabilities as of March 31, 2022 and December 31, 2021 were $3 million and $8 million, respectively. The balances in Other liabilities at both March 31, 2022 and December 31, 2021 were $1 million (see Note 13 “Derivative Financial Instruments” for additional information).

6. Goodwill and Intangible assets, net

The changes in the net carrying amount of goodwill are as follows (in millions):

	Employer	Professional
	Solutions	Services	Total
Balance as of December 31, 2021	$3,564	74	3,638
Measurement period adjustments	(10)	—	(10)
Foreign currency translation	(1)	—	(1)
Balance as of March 31, 2022	$3,553	74	3,627

Intangible assets by asset class are as follows (in millions):

	March 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer-related and contract based intangibles	$3,661	180	3,481	$3,662	$119	$3,543
Technology related intangibles	254	31	223	254	20	234
Trade name (finite life)	407	21	386	407	14	393
Total	$4,322	232	4,090	$4,323	$153	$4,170

The net carrying amount of Intangible assets as of March 31, 2022 includes preliminary fair values for certain customer-related and contract-based identifiable intangible assets, technology-related intangible assets and tradename assets based on management’s preliminary estimate of fair value (see Note 4 “Acquisitions” for additional information).

The change in gross carrying amounts for customer-related and contract-based intangibles also relates to the unfavorable impact of foreign currency translation adjustments.

Amortization expense from finite-lived intangible assets for the Successor three months ended March 31, 2022 and the Predecessor three months ended March 31, 2021 was $79 million and $50 million, respectively, which was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of March 31, 2022 (in millions, except for years):

	Net	Weighted-Average
	Carrying	Remaining
	Amount	Useful Lives
Intangible assets at March 31, 2022:
Customer-related and contract-based intangibles	$3,481	14.2
Technology-related intangibles	223	5.2
Trade name (finite life)	386	14.1
Total	$4,090

Subsequent to March 31, 2022, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related	Technology	Trade
	and Contract Based	Related	Name
	Intangibles	Intangibles	Intangible
2022 (April - December)	$183	$32	$21
2023	245	43	28
2024	245	43	28
2025	245	43	28
2026	245	42	27
Thereafter	2,318	20	254
Total amortization expense	$3,481	$223	$386

7. Income Taxes

The Company’s effective tax rate for the Successor three months ended March 31, 2022 was (12%), and for the Predecessor three months ended March 31, 2021 was 14%.

The change in the effective tax rate is primarily driven by the Business Combination as the Predecessor and certain of its subsidiaries operated in the U.S. as partnerships for income tax purposes and generally as corporate entities in non-U.S. jurisdictions. The Predecessor effective tax rate for the applicable periods was substantially higher due to certain non-recurring items included in pre-tax and tax expense during the Successor period.

The effective tax rate for the Successor three months ended March 31, 2022 is lower than the 21% U.S. statutory corporate income tax rate primarily due to losses in certain non-U.S. jurisdictions for which a tax benefit has not been recorded.

8. Debt

Debt outstanding consisted of the following (in millions):

		March 31,	December 31,
	Maturity Date	2022	2021
Term Loan	May 1, 2024	$70	$72
Term Loan, Amended	October 31, 2026	—	1,958
Term Loan, Third Incremental(1)	August 31, 2028	—	517
Term Loan, B-1(2)	August 31, 2028	2,466	—
Secured Senior Notes	June 1, 2025	313	314
$294m Revolving Credit Facility, Amended	August 31, 2026	—	—
Other	June 30, 2022	9	7
Total debt, net		2,858	2,868
Less: current portion of long-term debt, net		(40)	(38)
Total long-term debt, net		$2,818	$2,830

(1)
The net balance for the Third Incremental Term Loan at December 31, 2021 includes unamortized debt issuance costs of $6 million.
(2)
The net balance for the B-1 Term Loan at March 31, 2022 includes unamortized debt issuance costs of $9 million.

Term Loan

In May 2017, the Company entered into a 7-year Initial Term Loan. During November 2017 and November 2019, the Company entered into Incremental Term Loans under identical terms as the Initial Term Loan. In August 2020, the Company refinanced the Term Loan by paying down $270 million of principal using the proceeds from the August 2020 Unsecured Senior Notes issuance, extending the maturity date on $1,986 million of the balance to October 31, 2026, and adding an interest rate floor of 50 bps (the "Amended Term Loan"). As part of the consideration transferred in the Business Combination, $556 million of principal was repaid on the portion of the Term Loan that was not amended. In August 2021, the Company entered into a new Third Incremental Term Loan facility for $525 million that matures August 31, 2028. In January 2022, the Company refinanced the Amended Term Loan and the Third Incremental Term Loan to have a concurrent maturity date of August 31, 2028 and updated interest rate terms as described below (the "B-1 Term Loan").

Interest rates on the original Term Loan borrowings are based on the London Interbank Offered Rate (“LIBOR”) plus a margin based on defined ratios (275 or 300 bps). The Company used the 1‑month LIBOR rate for all periods presented. Interest rates on the B-1 Term Loan borrowings are based on the Secured Overnight Financing Rate ("SOFR") plus a margin of 300 bps. The Company is required to make principal payments at the end of each fiscal quarter based on defined terms in the agreement with the remaining principal balances due on the maturity dates.

During the Successor three months ended March 31, 2022 and the Predecessor three months ended March 31, 2021, the Company made total principal payments of $8 million and $7 million, respectively. The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13 “Derivative Financial Instruments”).

Secured Senior Notes

In May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes have a maturity date of June 1, 2025 and accrue interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.

Revolving Credit Facility

In May 2017, the Company entered into a 5-year $250 million revolving credit facility with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the revolving credit facility to October 31, 2024. In August 2021, the Company replaced and refinanced the revolving credit facilities with a $294 million revolving credit facility with a maturity date of August 31, 2026. At March 31, 2022, $4 million of unused letters of credit related to various insurance policies and real estate leases were issued under the revolving credit facility and there were no additional borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During the Successor three months ended March 31, 2022 and the Predecessor three months ended March 31, 2021, the Company made immaterial payments related to these fees.

As part of the acquisition of NGA Human Resources ("NGA HR") during the year ended December 31, 2019, the Company acquired a revolving credit facility of approximately $20 million secured on the accounts receivable balance of NGA HR. As of March 31, 2022, the outstanding borrowings under this facility were $9 million, which are reflected in Other in the table above. During the three months ended March 31, 2022, the Company made principal payments of $52 million, offset by borrowings of $54 million. The facility matures on June 30, 2022, at which time any outstanding borrowings are repayable in full, with interest payable monthly. Interest is calculated based on an applicable reference rate plus a margin.

Financing Fees, Premiums and Interest Expense

The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.

Total interest expense related to the debt instruments for the Successor three months ended March 31, 2022 and Predecessor three months ended March 31, 2021 was $27 million and $53 million, respectively, which included amortization of financing fees of $1 million benefit for the Successor three months ended March 31, 2022 and expenses of approximately $4 million for the Predecessor three months ended March 31, 2021. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Principal Payments

Aggregate contractual principal payments as of March 31, 2022 are as follows (in millions):

Remainder of 2022 (April - December)	$33
2023	31
2024	83
2025	325
2026	25
Thereafter	2,356
Total payments	$2,853

9. Stockholders’ and Members’ Equity

Predecessor Equity

Class A Common Units

There were no grants of Class A common units during the three months ended March 31, 2021. Each holder of Class A common units is entitled to one vote per unit.

Class A-1 Common Units

During the three months ended March 31, 2021, the Company granted 643 Restricted Class A-1 common units. Holders of Class A-1 common units are not entitled to voting rights.

Class B Common Units

During the three months ended March 31, 2021, there were no grants of Class B common units. Holders of Class B common units are not entitled to voting rights.

Successor Equity

Preferred Stock

Upon the Closing of the Business Combination, 1,000,000 preferred shares, par value $0.0001 per share, were authorized. There were no preferred shares issued and outstanding as of March 31, 2022.

Class A Common Stock

As of March 31, 2022, 465,225,352 shares of Class A Common Stock, including 7,583,284 of shares of unvested Class A Common Stock, were legally issued and outstanding. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.

Class B Common Stock

Upon the Closing of the Business Combination, the Seller Earnouts resulted in the issuance of a total of 14,999,998 Class B instruments (including 808,276 unvested shares of Class B Common Stock related to employee compensation) to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class B Common Stock, and the equityholders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unitholders”) received Class B common units of Alight Holdings.

The Class B Common Stock and Class B common units are not entitled to a vote and accrue dividends equal to amounts declared per corresponding share of Class A Common Stock and Class A unit; however, such dividends are paid if and when such share of Class B Common Stock or Class B unit converts into a share of Class A Common Stock or Class A unit. If any of the shares of Class B Common Stock or Class B common units do not vest on or before the seventh anniversary of the Closing Date, such shares or units will be automatically forfeited and cancelled for no consideration and will not be entitled to receive any cumulative dividend payments.

These Class B instruments (excluding the unvested shares of Class B Common Stock related to employee compensation) are liability classified; refer to Note 14 “Financial Instruments” for additional information.

As further described below, there are two series of Class B instruments outstanding.

Class B-1

As of March 31, 2022, 4,990,453 shares of Class B-1 Common Stock were legally issued and outstanding, including 404,138 unvested shares of Class B-1 Common Stock related to employee compensation. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

To the extent any unvested share of Class B-1 Common Stock automatically converts into a share of Class A Common Stock, (i) such share or unit shall remain unvested in accordance with the terms and conditions of the applicable award agreement until it vests or is forfeited in accordance with the terms thereof and (ii) such share or unit shall be treated as unvested Class A consideration as if such share or unit was part of the unvested Class A consideration as of the Closing Date.

As of March 31, 2022, 2,509,546 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Class B-2

As of March 31, 2022, 4,990,453 shares of Class B-2 Common Stock were legally issued and outstanding, including 404,138 unvested shares of Class B-2 Common Stock related to employee compensation. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

To the extent any unvested share of Class B-2 Common Stock automatically converts into a share of Class A Common Stock, (i) such share or unit shall remain unvested in accordance with the terms and conditions of the applicable award agreement until it vests or is forfeited in accordance with the terms thereof and (ii) such share or unit shall be treated as unvested Class A consideration as if such share or unit was part of the unvested Class A consideration as of the Closing Date.

As of March 31, 2022, 2,509,546 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3

Upon the Closing of the Business Combination, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There are no shares of Class B-3 Common Stock issued and outstanding as of March 31, 2022.

Class V Common Stock

As of March 31, 2022, 76,220,431 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unitholders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.

Class Z Common Stock

Upon the Closing of the Business Combination, a total of 8,671,507 Class Z instruments were issued to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class Z Common Stock, and the Continuing Unitholders received Class Z common units of Alight Holdings. The Class Z instruments were issued to the equityholders of the Predecessor to allow for the re-allocation of the consideration paid to the holders of unvested management equity (i.e., the unvested shares of Class A, Class B-1, and Class B-2 Common Stock) to the equityholders of the Predecessor in the event such equity is forfeited under the terms of the applicable award agreement and will only vest in connection with any such forfeiture.

As of March 31, 2022, 5,595,577 shares of Class Z Common Stock (5,046,819 Class Z-A, 274,379 Class Z-B-1, and 274,379 Class Z-B-2) were legally issued and outstanding. Holders of shares of Class Z-A, Class Z-B-1 and Class Z-B-2 Common Stock are not entitled to voting rights. The Class Z shares convert into shares of Class A Common Stock, Class B-1 Common Stock or Class B-2 Common Stock, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

As of March 31, 2022, 3,075,930 Class Z common units (2,774,272 Class Z-A, 150,829 Class Z-B-1, and 150,829 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. The Class Z units convert into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

Class A Units

Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.

The Continuing Unitholders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of March 31, 2022, there were 541,445,783 Class A Units outstanding, of which 465,225,352 are held by the Company and 76,220,431 are held by the noncontrolling interest of the Company.

The Alight Holdings limited liability company agreement contains provisions which require that a one-to-one ratio is maintained between each class of Alight Holdings units held by Alight and its subsidiaries (including the Alight Group, Inc. and certain tax blocker entities, but excluding subsidiaries of Alight Holdings) and the number of outstanding shares of the corresponding class of Alight common stock, subject to certain exceptions (including in respect of management equity in the form of options, rights or other securities which have not been converted into or exercised for Alight common stock). In addition, the Alight Holdings limited liability company agreement permits Alight, in its capacity as the managing member of Alight Holdings, to take actions to maintain such ratio, including undertaking stock splits, combinations, recapitalizations and exercises of the exchange rights of holders of Alight Holdings units.

Exchange of Class A Units

During the first quarter of 2022, 1,239,256 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $13 million, recorded in Additional paid-in capital. Pursuant to the TRA, described in Note 15 "Tax Receivable Agreement," the Class A unit exchange created an additional TRA liability of $6 million, with an offset to Additional paid-in-capital.

The following table reflects the changes in our outstanding stock:

	Class A	Class B-1	Class B-2	Class V	Class Z
Balance at December 31, 2021	456,282,881	4,990,453	4,990,453	77,459,687	5,595,577
Conversion of noncontrolling interest	1,239,256	—	—	(1,239,256)	—
Shares granted upon vesting	106,188	—	—	—	—
Issuance for compensation to non-employees(1)	13,743	—	—	—	—
Balance at March 31, 2022	457,642,068	4,990,453	4,990,453	76,220,431	5,595,577

(1)
Issued to certain members of the Board of Directors in lieu of cash retainer.

Dividends

There were no dividends declared during the Successor three months ended March 31, 2022.

Accumulated Other Comprehensive Income

As of March 31, 2022, the Accumulated other comprehensive income balance included unrealized losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency.

Changes in accumulated other comprehensive income, net of noncontrolling interests and tax, are as follows (in millions):

	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments	Swaps(1)	Total
Balance at December 31, 2021	$—	$8	$8
Other comprehensive (loss) income before reclassifications	(4)	53	49
Tax expense (benefit)	1	(14)	(13)
Other comprehensive (loss) income before reclassifications, net of tax	(3)	39	36
Amounts reclassified from accumulated other comprehensive income	—	—	—
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Net current period other comprehensive income, net of tax	(3)	39	36
Balance at March 31, 2022	$(3)	$47	$44

(1) Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information.

10. Share-Based Compensation Expense

Share-based payments consist of grants of restricted share units (“RSUs”) and performance-based restricted share units (“PRSUs”). The Company recognizes compensation expense on a straight-line basis over the requisite service period for awards expected to ultimately vest.

Predecessor Replacement Awards

In connection with the Business Combination, the holders of certain unvested awards under the Predecessor plans were granted replacement awards in the Successor company.

•
Class B units: The unvested Class B units of Alight Holdings were granted replacement shares of unvested Class A, Class B-1 and Class B-2 Common Stock and ultimately vest on the third anniversary of the Closing Date, but could vest earlier based on the achievement of certain market-based conditions.

•
Class A-1 units: The unvested Class A-1 units of Alight Holdings were granted replacement shares of unvested Class A, Class B-1 and Class B-2 Common Stock on an equivalent fair value basis. The service-based portion of the grant vests ratably over periods of two to five years and the remaining vests upon the achievement of certain market-based conditions.

The Class B and Class A-1 units that were replaced represent the unvested shares of Class A, Class B-1 and Class B-2 Common Stock subject to the forfeiture re-allocation provision per the Class Z instruments discussed in Note 9 “Stockholders’ and Members’ Equity”. These unvested shares are accounted for as restricted stock in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation.

Successor Awards

In connection with the Business Combination, the Company adopted the Alight, Inc. 2021 Omnibus Incentive Plan. Under this plan, for grants issued during the Successor three months ended March 31, 2022, approximately 55% of the units are subject to time-based vesting requirements and approximately 45% are subject to performance-based vesting requirements. The majority of the time-based RSUs vest ratably each March 10 over a three-year period with one-third vesting on each of March 10, 2023, 2024 and 2025. The majority of the PRSUs vest upon achievement of the Company’s performance goals, Total Revenue and Total BPaaS Revenue.

The Company begins to recognize expense associated with the PRSUs when the achievement of the performance condition is deemed probable. During the first quarter of 2022, based on management's analysis of the corresponding performance conditions, the Company increased expected achievement levels related to the PRSUs granted in 2021.

The fair value of each RSU and PRSU is based upon the grant date market price. The aggregate grant date fair value of RSUs and PRSUs granted during the Successor three months ended March 31, 2022 was $43 million and $87 million, respectively.

Restricted Share Units and Performance Based Restricted Share Units

The following tables summarizes the unit activity related to the RSUs and PRSUs during the three months ended March 31, 2022:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	RSUs(1)	Per Unit	PRSUs(1)	Per Unit
Balance as of December 31, 2021	7,148,416	$12.27	16,743,113	$11.20
Granted	4,705,544	9.12	7,905,475	10.99
Vested	(252,041)	9.76	—	—
Forfeited	(323,181)	12.64	(603,204)	11.93
Balance as of March 31, 2022	11,278,738	$10.98	24,045,384	$11.05

(1) These share totals include both unvested shares and restricted stock units.

Share-based Compensation

The Company recorded share-based compensation costs related to the RSUs and PRSUs for the Successor three months ended March 31, 2022 and the Predecessor three months ended March 31, 2021 of $33 million and $2 million, respectively.

As of March 31, 2022, total future compensation expense related to unvested RSUs was $116 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.6 years. As of March 31, 2022, total future compensation expense related to PRSUs was $222 million, which will be recognized over a remaining weighted-average amortization period of approximately 2.0 years.

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

In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of March 31, 2022, the Seller Earnouts were excluded from the diluted earnings per share calculations.

Basic and diluted earnings per share are as follows (in millions, except for share and per share amounts):

Three Months Ended
March 31,
2022
Basic and diluted net loss per share:
Numerator
Net loss attributable to Alight, Inc. - basic and diluted	$(11)
Denominator
Weighted-average shares outstanding - basic and diluted	456,838,216
Basic and diluted net loss per share	$(0.02)

For the Successor three months ended March 31, 2022, 76,220,431 Alight Holdings Class A units related to noncontrolling interests and 11,137,394 unvested RSUs, were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

In addition, 14,999,998 shares related to the Seller Earnouts and 35,501,399 unvested PRSUs, based on maximum achievement levels, were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.

12. Segment Reporting

The Company’s reportable segments have been determined using a management approach, which is consistent with the basis and manner in which the Company’s chief operating decision maker (“CODM”) uses financial information for the purposes of allocating resources and evaluating performance. The Company’s Chief Executive Officer is its CODM. The CODM evaluates the performance of the Company based on its total revenue and segment profit.

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

Information regarding the Company’s current reportable segments is as follows (in millions):

	Revenue

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Employer Solutions
Recurring	$570	$533
Project	53	54
Total Employer Solutions	623	587
Professional Services
Recurring	30	29
Project	60	63
Total Professional Services	90	92
Hosted Business	12	10
Total	$725	$689

There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

	Segment Profit

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Employer Solutions	$142	$136
Professional Services	—	—
Hosted Business	—	(3)
Total of all reportable segments	142	133
Share-based compensation	33	2
Transaction and integration expenses(1)	6	—
Non-recurring professional expenses(2)	—	9
Restructuring	6	7
Other(3)	3	(5)
Depreciation	17	24
Intangible amortization	79	50
Operating (Loss) Income	(2)	46
Gain from change in fair value of financial instruments	(13)	—
Gain from change in fair value of tax receivable agreement	(5)	—
Interest expense	29	62
Other (income) expense, net	(1)	8
Loss Before Income Tax Expense (Benefit)	$(12)	$(24)

(1)
Transaction and integration expenses related to acquisition activity.
(2)
Non-recurring professional expenses includes external advisor and legal costs related to the Company’s Business Combination completed in 2021.
(3)
For the three months ended March 31, 2022, other primarily includes expenses related to debt refinancing, offset by Other income, net. For the three months ended March 31, 2021, other includes long-term incentive expenses, offset by Other expense, net.

13. Derivative Financial Instruments

The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps

The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of March 31, 2022	Fixed Rate	Expiration Date
July 2021	August 2020	557,500,000	557,500,000	2.5069%	May 2022
July 2021	August 2020	89,863,420	101,365,120	3.0680%	February 2023
December 2021	August 2020	181,205,050	162,935,400	0.7203%	April 2024
December 2021	August 2020	388,877,200	367,997,600	0.6826%	April 2024
December 2021	May 2022	220,130,318	n/a	0.4570%	April 2024
December 2021	May 2022	306,004,562	n/a	0.4480%	April 2024
December 2021	April 2024	871,205,040	n/a	1.6533%	June 2025
December 2021	April 2024	435,602,520	n/a	1.6560%	June 2025
December 2021	April 2024	435,602,520	n/a	1.6650%	June 2025
March 2022	June 2025	1,197,000,000	n/a	2.5540%	December 2026

Concurrent with the Term Loan refinancing, we amended our interest rate swaps to incorporate Term SOFR. In accordance with Accounting Standards Codification Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR; as we are permitted to maintain the designation through the transition. Also during the Successor three months ended March 31, 2022, we executed an additional interest rate swap, which has been designated as a cash flow hedge.

Our swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. As a result of hedge amendments in December 2021 and July 2021, the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments. The Company also entered into a new interest rate swap that will be effective June 2025 and will mature December 2026.

Financial Instrument Presentation

The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	March 31,	December 31,
	2022	2021
Assets
Other current assets	$18	$1
Other assets	$58	$16
Total	$76	$17

Liabilities
Other current liabilities	$3	$8
Other liabilities	1	1
Total	$4	$9

The Company estimates that approximately $17 million of derivative gains included in Accumulated other comprehensive income as of March 31, 2022 will be reclassified into earnings over the next twelve months.

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

In addition, a portion of the Seller Earnouts relates to Class Z instruments that were forfeited by individual equityholders and will be re-allocated to the holders of unvested management equity upon the ultimate vesting date. See Note 9 “Stockholders’ and Members’ Equity” for additional information regarding the Class Z instruments. This portion of Seller Earnouts is accounted for as a contingent consideration liability recorded at the fair value on the individual forfeiture date. These instruments are not subject to remeasurement at each balance sheet date. As of March 31, 2022, the balance for this portion of the Seller Earnouts was $1 million, offset in Gain from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The majority of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date. At March 31, 2022 and December 31, 2021, the Seller Earnouts had a fair value of $121 million and $135 million, respectively. For the Successor three months ended March 31, 2022, a gain of $14 million was recorded in Gain from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The fair value of the Seller Earnouts is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurements"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility, risk-free interest rate, expected holding period and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination.

15. Tax Receivable Agreement

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

The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at March 31, 2022 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.17%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current alternative tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 7.6%.

Subsequent to the Business Combination, we will record additional liabilities under the TRA when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the Successor three months ended March 31, 2022, an additional TRA liability of $6 million was established as a result of these exchanges.

The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable
Agreement Liability
Beginning balance as of December 31, 2021	$581
Measurement period adjustment	(8)
Fair value remeasurement	(5)
Conversion of noncontrolling interest	6
Ending Balance as of March 31, 2022	$574

16. Fair Value Measurement

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$76	$—	$76
Total assets recorded at fair value	$—	$76	$—	$76

Liabilities
Interest rate swaps	$—	$4	$—	$4
Contingent consideration liability	—	—	32	32
Seller Earnouts liability	—	—	121	121
Tax receivable agreement liability	—	—	568	568
Total liabilities recorded at fair value	$—	$4	$721	$725

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$17	$—	$17
Total assets recorded at fair value	$—	$17	$—	$17

Liabilities
Interest rate swaps	$—	$9	$—	$9
Contingent consideration liability	—	—	33	33
Seller Earnouts liability	—	—	135	135
Tax receivable agreement liability	—	—	581	581
Total liabilities recorded at fair value	$—	$9	$749	$758

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

Contingent Consideration

The contingent consideration liabilities relate to acquisitions completed during the Successor six months ended December 31, 2021, the Predecessor years ended December 31, 2020 and 2018, and are included in Other current liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. The fair value of these liabilities is determined using a discounted cash flow analysis. Changes in the fair value of the liabilities are included in Other (income) expense, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). Significant unobservable inputs are used in the assessment of fair value, including assumptions regarding discount rates and probability assessments based on the likelihood of reaching the various targets set out in the acquisition agreements.

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Beginning balance	$33	$26
Measurement period adjustments	(2)	2
Accretion of contingent consideration	1	—
Ending Balance	$32	$28

Non-Recurring Fair Value Measurements

The Company’s financial liabilities not measured at fair value on a recurring basis are as follows (in millions):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$40	$40	$38	$38
Long-term debt, net	2,818	2,799	2,830	2,834
Total	$2,858	$2,839	$2,868	$2,872

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

During the Successor three months ended March 31, 2022, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.

17. Restructuring and Integration

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

From the inception of the Plan through March 31, 2022, the Company has incurred total expenses of $111 million. These charges are recorded in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type that have been incurred through March 31, 2022 and are estimated to be incurred through the end of the Plan. Estimated costs by type may be revised in future periods as these assumptions are updated:

	Successor
	Three Months Ended		Estimated	Estimated
	March 31,	Inception to	Remaining	Total
	2022	Date	Costs	Cost(1)
Employer Solutions
Severance and Related Benefits	$2	$48	$11	$59
Other Restructuring Costs(2)	3	48	14	62
Total Employer Solutions	$5	$96	$25	$121
Professional Services
Severance and Related Benefits	$—	$8	$2	$10
Other Restructuring Costs(2)	1	7	2	9
Total Professional Services	$1	$15	$4	$19
Total Restructuring Costs	$6	$111	$29	$140

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

As of March 31, 2022, approximately $5 million of the restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of December 31, 2021	$4	$—	$4
Restructuring charges	2	4	6
Cash payments	(3)	(1)	(4)
Non-cash charges(1)	—	(1)	(1)
Accrued restructuring liability as of March 31, 2022	$3	$2	$5

(1)
Non-cash charges relate to lease consolidation.

18. Employee Benefits

Defined Contribution Savings Plans

Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the Successor three months ended March 31, 2022 and the Predecessor three months ended March 31, 2021, expenses were $17 million and $16 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

19. Commitments and Contingencies

Legal

The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at March 31, 2022 and December 31, 2021 were not significant.

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

Purchase Obligations

The Company’s expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $17 million, $26 million, $27 million, $9 million, $4 million and $3 million, for the remainder of 2022 and the years ended 2023, 2024, 2025, 2026 and thereafter, respectively.

Service Obligations

On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company.

The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $106 million, $147 million, $154 million, $162 million, $170 million and $332 million for the remainder of 2022 and the years ended 2023, 2024, 2025, 2026 and thereafter, respectively.

The Company may terminate its arrangement with Wipro for cause or for the Company’s convenience. In the case of a termination for convenience, the Company would be required to pay a termination fee, including certain of Wipro’s unamortized costs, plus 25% of any remaining portion of the minimum level of services the Company agreed to purchase from Wipro over the course of 10 years.

20. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements which are included in the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2021 (the "Annual Report"). In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements as a result of many factors.

BUSINESS

Overview

We are a leading cloud-based provider of integrated digital human capital and business solutions. We have an unwavering belief that a company’s success starts with its people, and our solutions connect human insights with technology. The Alight Worklife® employee engagement platform provides a seamless customer experience by combining content, plus AI and data analytics to enable Alight's Business Process as a Service ("BPaaS") model. Our mission-critical solutions enable employees to enrich their health, wealth and wellbeing which helps global organizations achieve a high-performance culture.

On July 2, 2021 (the “Closing Date”), Foley Trasimene Acquisition Corp. ("FTAC") completed the business combination (the “Business Combination”) with Alight Holding Company, LLC (f/k/a Tempo Holding Company, LLC) (“Alight Holdings” or the “Predecessor”) contemplated by the Business Combination Agreement (as amended and restated as of April 29, 2021) between FTAC, Alight Holdings and other interested parties (the “Business Combination Agreement”). On the Closing Date, pursuant to the Business Combination Agreement, FTAC became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”) and was renamed Alight Group, Inc. As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings that went into effect upon the completion of the Business Combination. As of March 31, 2022, Alight owns approximately 86% of the economic interest in Alight Holdings, but has 100% of the voting power and controls the management of Alight Holdings. As of March 31, 2022, the non-voting ownership percentage held by noncontrolling interest was approximately 14%.

Principal Services and Segments

We currently report our results of operations in three segments: Employer Solutions, Professional Services and Hosted Business. Employer Solutions, Professional Services and Hosted Business accounted for approximately 86%, 12% and 2% and 85%, 13% and 2% of consolidated revenue for the Successor three months ended March 31, 2022 and the Predecessor three months ended March 31, 2021, respectively.

•
Employer Solutions: driven by our digital, software and AI-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health, employee wellbeing and payroll. These solutions are designed to support employers in effectively managing their workforce through a seamless, integrated platform. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. In addition, employees benefit from an integrated platform and user experience, coupled with a full-service client care center, helping them manage the full life cycle of their health, wealth and careers.
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

Licensing and Regulation

Our business activities are subject to licensing requirements and extensive regulation under the laws of countries in which we operate, including United States (“U.S.”) federal and state laws. See the discussion contained in the "Risk Factors" section of our Annual Report, for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

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

Additionally, in connection with the Business Combination, we have accounted for Seller Earnout contingent consideration as a liability that requires remeasurement to fair value at the end of each reporting period and adopted the Alight 2021 Omnibus Incentive Plan which will result in higher share-based compensation expenses. Lastly, the redemption of our Unsecured Senior Notes and partial paydown of the Term Loan in conjunction with the Business Combination, resulted in lower interest expense.

Impact of Becoming a Public Company

As a result of becoming a public company, we incur additional costs related to human resources, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company.

EXECUTIVE SUMMARY OF FINANCIAL RESULTS

We prepared our discussion of the results of operations by comparing the results of the Successor three months ended March 31, 2022 to the results of the Predecessor three months ended March 31, 2021. The core business operations of the Predecessor and Successor were not significantly impacted by the consummation of the Business Combination.

The following table sets forth our historical results of operations for the periods indicated below:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2022	2021
Revenue	$725	$689
Cost of services, exclusive of depreciation and amortization	491	452
Depreciation and amortization	11	19
Gross Profit	223	218

Operating Expenses
Selling, general and administrative	140	117
Depreciation and intangible amortization	85	55
Total operating expenses	225	172
Operating (Loss) Income	(2)	46
Other Expense
Gain from change in fair value of financial instruments	(13)	—
Gain from change in fair value of tax receivable agreement	(5)	—
Interest expense	29	62
Other (income) expense, net	(1)	8
Total other expense, net	10	70
Loss Before Income Tax Expense (Benefit)	(12)	(24)
Income tax expense (benefit)	1	(3)
Net Loss	(13)	(21)
Net loss attributable to noncontrolling interests	(2)	—
Net Loss Attributable to Alight, Inc.	$(11)	$(21)

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

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses consist of charges relating to the depreciation of the property and equipment used in our business and the amortization of acquired customer-related and contract-based intangible assets and technology related intangible assets. Depreciation and intangible amortization may increase or decrease in absolute dollars in future periods depending on the future level of capital investments in hardware and other equipment as well as amortization expense associated with future acquisitions.

Gain from Change in Fair Value of Financial Instruments

Gain from change in fair value of financial instruments includes the impact of the revaluation to fair value at the end of each reporting period for the Seller Earnouts contingent consideration.

Gain from Change in Fair Value of Tax Receivable Agreement

Gain from change in fair value of Tax Receivable Agreement includes the impact of the revaluation to fair value at the end of each reporting period.

Interest Expense

Interest expense primarily includes interest expense related to our outstanding debt.

Other (Income) Expense, net

Other (income) expense, net includes non-operating expenses and income, including realized currency translation.

Results of Operations for the Three Months Ended March 31, 2022 (Successor) Compared to the Three Months Ended March 31, 2021 (Predecessor)

Revenue

Revenues were $725 million for the Successor three months ended March 31, 2022 as compared to $689 million for the Predecessor prior year period. The increase of $36 million reflects growth of 6% in our Employer Solutions segment and 20% in our Hosted Business Segment, partially offset by a decline of 2% in our Professional Services segment. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife® platform and next generation product suite, BPaaS Solutions. These products capitalize on our robust data combined with AI & analytics to deliver greater employee engagement and employer outcomes. BPaaS products and services span across both the Employer Solutions and Professional Services segments and for the Successor three months ended March 31, 2022, we recorded BPaaS revenue of $114 million, which represents growth of 23% compared to the Predecessor prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and used as a metric of commercial activity by management and investors. For the Successor three months ended March 31, 2022, BPaaS bookings of $122 million represents growth of 205% compared to the Predecessor prior year period.

Recurring revenues increased by $40 million, or 7%, from $572 million to $612 million and are related to growth in all three segments. Growth in Employer Solutions is a result of higher revenues related to acquisitions, increased volumes and increases in Net Commercial Activity. Growth in Professional Services is a result of increases in Net Commercial Activity. Project revenues decreased by $4 million, or 3%, from $117 million to $113 million and are related to a decline in both Professional Services and Employer Solutions.

In addition, a majority of our revenue is generated in the U.S., which reflected 87% of the total revenue increase for the Successor three months ended March 31, 2022 compared to the Predecessor prior year period.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, increased $39 million, or 9%, for the Successor three months ended March 31, 2022 as compared to the Predecessor prior year period. The increase was primarily driven by recent acquisitions in the fourth quarter of 2021 and higher costs related to growth in current and future revenues, including investments in key resources.

Selling, General and Administrative

Selling, general and administrative expenses increased $23 million, or 20%, for the Successor three months ended March 31, 2022 as compared to the Predecessor prior year period. The increase was primarily driven by compensation expenses related to awards issued beginning in the second half of 2021.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses increased $30 million, or 55%, for the Successor three months ended March 31, 2022 as compared to the Predecessor prior year period. The increase was primarily driven by amortization related to the identifiable intangible assets acquired in conjunction with the Business Combination completed in the third quarter of 2021 and acquisitions completed during the fourth quarter of 2021.

Gain from Change in Fair Value of Financial Instruments

A gain from a change in the fair value of financial instruments of $13 million was recorded for the Successor three months ended March 31, 2022. The gain is due to the revaluation of our financial instruments, which we are required to revalue at the end of each reporting period. We did not have outstanding financial instruments in the Predecessor period prior to the Business Combination.

Change in Fair Value of Tax Receivable Agreement

A gain from the change in the fair value of the tax receivable agreement of $5 million was recorded for the Successor three months ended March 31, 2022. The revaluation gain is due to changes in the discount rate, partially offset by accretion of interest and changes in the Company's assumptions related to the timing of the utilization of the tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period. We did not have a tax receivable agreement in the Predecessor period prior to the Business Combination.

Interest Expense

Interest expense decreased $33 million, or 53%, for the Successor three months ended March 31, 2022 as compared to the Predecessor prior year period. The decrease was primarily due to the redemption of our Unsecured Senior Notes and partial paydown of the Term Loan in conjunction with the Business Combination completed during the third quarter of 2021. See Note 8 “Debt” for additional information.

Loss before Income Tax Expense (Benefit)

Loss before income tax expense (benefit) was $12 million for the Successor three months ended March 31, 2022, an improvement of $12 million compared to $24 million for the Predecessor three months ended March 31, 2021, due to the drivers identified above.

Income Tax Expense (Benefit)

Income tax expense was $1 million for the Successor three months ended March 31, 2022, as compared to an income tax benefit of $3 million in the Predecessor prior year period. The effective tax rate of (12%) for the Successor three months ended March 31, 2022 is lower than the 21% U.S. statutory corporate income tax rate primarily due to losses in certain non-U.S. jurisdictions for which a tax benefit has not been recorded. The effective tax rate of 14% for the Predecessor three months ended March 31, 2021 was primarily driven by foreign and state income taxes payable in jurisdictions where the Company had operations that generated operating income. See Note 7 “Income Taxes” for additional information.

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

Adjusted Diluted Earnings Per Share is defined as Adjusted Net Income divided by the adjusted weighted-average number of shares of common stock, diluted. The adjusted weighted shares calculation assumes the full exchange of the noncontrolling interest units and non-vested time-based restricted units that were determined to be antidilutive and therefore excluded from the U.S. GAAP diluted earnings per share. Adjusted Diluted Earnings Per Share, including the adjusted weighted-average number of shares, is used by us and our investors to evaluate our core operating performance and to benchmark our operating performance against our competitors.

A reconciliation of Adjusted Net Income to Net Loss Attributable to Alight, Inc. and the computation of Adjusted Diluted Earnings Per Share is as follows:

Three Months Ended
March 31,
(in millions, except share and per share amounts)	2022
Numerator:
Net Loss Attributable to Alight, Inc.	$(11)
Conversion of noncontrolling interest	(2)
Intangible amortization	79
Share-based compensation	33
Transaction and integration expenses	6
Restructuring	6
Gain from change in fair value of financial instruments	(13)
Gain from change in fair value of tax receivable agreement	(5)
Other	2
Tax effect of adjustments (1)	(28)
Adjusted Net Income	$67

Denominator:
Weighted average shares outstanding - basic and diluted	456,838,216
Exchange of noncontrolling interest units(2)	76,220,431
Impact of unvested RSUs(3)	11,137,394
Adjusted shares of Class A Common Stock outstanding - diluted	544,196,041

Basic and Diluted Net Loss Per Share	$(0.02)
Adjusted Diluted Earnings Per Share(4) (5)	$0.12

(1)
Income tax effects have been calculated based on statutory tax rates for both U.S. and foreign jurisdictions based on the Company's mix of income.
(2)
Assumes the full exchange of the units held by noncontrolling interests for shares of Class A Common Stock of Alight, Inc. pursuant to the exchange agreement.
(3)
Includes non-vested time-based restricted stock units that were determined to be antidilutive for U.S. GAAP diluted earnings per share purposes.
(4)
Excludes two tranches of contingently issuable earnout shares: (i) 7.5 million shares will be issued if the volume-weighted average price ("VWAP") of the Company's Class A Common Stock is >$12.50 for 20 consecutive trading days; and (ii) 7.5 million shares will be issued if the VWAP of the Company's Class A Common Stock is >$15.00 for 20 consecutive trading dates. Both tranches have a seven-year duration.
(5)
Excludes 35,501,399 performance-based units, which represents maximum achievement of the respective performance conditions for units granted during the year ended December 31, 2021 and the three months ended March 31, 2022.

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

Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures should not be considered as discretionary cash available to us to reinvest in the growth of our business or to distribute to stockholders or as a measure of cash that will be available to us to meet our obligations.

A reconciliation of Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures to Net Loss is as follows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2022	2021
Net Loss	$(13)	$(21)
Interest expense	29	62
Income tax expense (benefit)	1	(3)
Depreciation	17	24
Intangible amortization	79	50
EBITDA	113	112
Share-based compensation	33	2
Transaction and integration expenses (1)	6	—
Non-recurring professional expenses(2)	—	9
Restructuring	6	7
Gain from change in fair value of financial instruments	(13)	—
Gain from change in fair value of tax receivable agreement	(5)	—
Other(3)	2	3
Adjusted EBITDA	$142	$133
Capital expenditures	(41)	(27)
Adjusted EBITDA less Capital Expenditures	$101	$106

(1)
Transaction and integration expenses relate to acquisition activity.
(2)
Non-recurring professional expenses includes external advisor and legal costs related to the Company’s Business Combination completed in 2021.
(3)
For the three months ended March 31, 2022, other primarily includes expenses related to debt refinancing. For the three months ended March 31, 2021, other includes long-term incentive expenses.

Segment Revenue and Adjusted EBITDA

Employer Solutions Results

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
($ in millions)	2022	2021
Employer Solutions Revenue
Recurring revenue	$570	$533
Project revenue	53	54
Total Employer Solutions Revenue	$623	$587
Employer Solutions Gross Profit	$204	$201
Employer Solutions Gross Profit Margin	33%	34%
Employer Solutions Adjusted EBITDA(1)	$142	$136
Employer Solutions Adjusted EBITDA Margin	23%	23%

(1)
A reconciliation of the Company's Net loss to Adjusted EBITDA on a consolidated basis is presented above under "Non-GAAP Financial Measures."

Employer Solutions Segment Results of Operations for the Three Months Ended March 31, 2022 (Successor) Compared to the Three Months Ended March 31, 2021 (Predecessor)

Employer Solutions Revenue

Employer Solutions total revenues were $623 million for the Successor three months ended March 31, 2022 as compared to $587 million for the Predecessor prior year period. The overall increase of $36 million was due to an increase of recurring revenues of $37 million, or 7%, from $533 million to $570 million as a result of acquisitions, increased volumes and increases in Net Commercial Activity, partially offset by a decrease in project revenues of $1 million, or 2%, from $54 million to $53 million.

Employer Solutions Gross Profit

Employer Solutions gross profit was $204 million for the Successor three months ended March 31, 2022, as compared to $201 million for the Predecessor prior year period. The increase of $3 million, or 1%, was primarily due to revenue growth as discussed above and partially offset by increases in costs associated with growth of current and future revenues.

Employer Solutions Adjusted EBITDA

Employer Solutions Adjusted EBITDA was $142 million for the Successor three months ended March 31, 2022, as compared to $136 million for the Predecessor prior year period. The increase of $6 million was primarily due to revenue growth as discussed above, partially offset by increases in costs associated with growth of current and future revenues, including investments in our commercial functions and technology. For the Successor three months ended March 31, 2022, material expenses and benefits attributable to the Employer Solutions segment that are not included in Employer Solutions Adjusted EBITDA included depreciation and intangible amortization of $92 million and share-based compensation of $29 million, partially offset by gains from change in fair values of financial instruments and TRA of $16 million. For the Predecessor three months ended March 31, 2021, material expenses attributable to the Employer Solutions segment that are not included in Employer Solutions Adjusted EBITDA included depreciation and intangible amortization of $67 million and share-based compensation of $2 million.

Professional Services Results

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
($ in millions)	2022	2021
Professional Services Revenue
Recurring revenue	$30	$29
Project revenue	60	63
Total Professional Services Revenue	$90	$92
Professional Services Gross Profit	$19	$20
Professional Services Gross Profit Margin	21%	22%
Professional Services Adjusted EBITDA(1)	$—	$—
Professional Services Adjusted EBITDA Margin	0%	0%

(1)
A reconciliation of the Company's Net loss to Adjusted EBITDA on a consolidated basis is presented above under "Non-GAAP Financial Measures."

Professional Services Segment Results of Operations for the Three Months Ended March 31, 2022 (Successor) Compared to the Three Months Ended March 31, 2021 (Predecessor)

Professional Services Revenue

Professional Services total revenues were $90 million for the Successor three months ended March 31, 2022, as compared to $92 million for the Predecessor prior year period. The decrease of $2 million, or 2%, was due to a decrease in project revenues of $3 million, or 5%, from $63 million to $60 million, partially offset by an increase of recurring revenues of $1 million, or 3%, from $29 million to $30 million.

Professional Services Gross Profit

Professional Services gross profit was $19 million for the Successor three months ended March 31, 2022, as compared to $20 million for the Predecessor prior year period. The decrease of $1 million, or 5%, was primarily due to revenue declines as discussed above.

Professional Services Adjusted EBITDA

Professional Services Adjusted EBITDA was immaterial for both the Successor three months ended March 31, 2022, and the Predecessor prior year period. For the Successor three months ended March 31, 2022, material expenses and benefits attributable to the Professional Services segment that are not included in Professional Services Adjusted EBITDA included depreciation and intangible amortization of $3 million and share-based compensation of $4 million, partially offset by gains from change in fair values of financial instruments and TRA of $2 million. For the Predecessor three months ended March 31, 2021, material expenses attributable to the Professional Services segment that are not included in Professional Services Adjusted EBITDA included depreciation and intangible amortization of $6 million.

Hosted Business Results

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
($ in millions)	2022	2021
Hosted Business Revenue
Recurring revenue	$12	$10
Total Hosted Business Revenue	12	$10
Hosted Business Gross Profit	$—	$(3)
Hosted Business Gross Profit Margin	0%	-30%
Hosted Business Adjusted EBITDA(1)	$—	$(3)
Hosted Business Adjusted EBITDA Margin	0%	-30%

(1)
A reconciliation of the Company's Net loss to Adjusted EBITDA on a consolidated basis is presented above under "Non-GAAP Financial Measures."

Hosted Business Segment Results of Operations for the Three Months Ended March 31, 2022 (Successor) Compared to the Three Months Ended March 31, 2021 (Predecessor)

Hosted Business Revenue

Hosted Business revenues were $12 million for the Successor three months ended March 31, 2022 as compared to $10 million for the Predecessor prior year period. The increase of $2 million, or 20%, was due to volumes.

Hosted Business Gross Profit

Hosted Business gross profit was immaterial for the Successor three months ended March 31, 2022, as compared to $(3) million for the Predecessor prior year period. The increase of $3 million was primarily due to revenue growth as discussed above.

Hosted Business Adjusted EBITDA

Hosted Business Adjusted EBITDA was immaterial for the Successor three months ended March 31, 2022, as compared to $(3) million for the Predecessor prior year period. The increase of $3 million was primarily due to revenue growth as discussed above. For both the Successor three months ended March 31, 2022 and the Predecessor prior year period, material expenses attributable to the Hosted Business segment that are not included in Hosted Business Adjusted EBITDA included depreciation and intangible amortization of $1 million.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.

We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our Tax Receivable Agreement and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at March 31, 2022 remains strong. We continue to closely monitor and proactively manage our liquidity position as economic conditions change and the potential impact of a rising interest rate environment.

Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2022	2021
Cash provided by operating activities	$19	$39
Cash used for investing activities	(41)	(27)
Cash provided by financing activities	305	155
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	1
Net increase in cash, cash equivalents and restricted cash	281	168
Cash, cash equivalents, and restricted cash at end of period	$1,933	$1,704

Operating Activities

Net cash provided by operating activities decreased by $20 million to $19 million for the Successor three months ended March 31, 2022 from $39 million for the Predecessor prior year period, driven by increased working capital requirements, partially offset by higher non-cash items and a decrease in Net loss. Working capital requirements increased by $62 million primarily related to higher benefit-related payments, timing of billings combined with slightly lower collections and lower accrued interest related to the redemption of Unsecured Senior Notes in the second half of 2021, partially offset by cash receipts related to commissions receivable. The increase in non-cash items of $34 million is primarily due to higher intangible amortization and share-based compensation expenses, partially offset by gains from changes in fair value for both financial instruments and the tax receivable agreement, all of which were related to the Business Combination completed in the third quarter of 2021.

Investing Activities

Cash used for investing activities for the Successor three months ended March 31, 2022 was $41 million, driven by capital expenditures.

Cash used for investing activities for the Predecessor three months ended March 31, 2021 was $27 million, driven by capital expenditures.

Financing Activities

Cash provided by financing activities for the Successor three months ended March 31, 2022 was $305 million. The primary drivers of the cash provided by financing activities were a net increase in the cash flow from client funds obligations of $327 million, primarily due to timing of client funding and subsequent disbursement of payments, and borrowings of $54 million, partially offset by loan repayments of $60 million, finance lease payments of $8 million, payments for settlements related to interest rate swaps of $4 million and financing fees related to debt refinancing of $3 million.

Cash provided by financing activities for the Predecessor three months ended March 31, 2021 was $155 million. The primary drivers of the cash provided by financing activities were bank borrowings of $54 million, offset by loan repayments of $62 million, payments for settlements related to interest rate swaps of $7 million, finance lease payments of $6 million, unit repurchases of $2 million, and payments for contingent consideration of $1 million. Net cash flows from financing activities also changed due to a net increase in the cash flow from client funds obligations of $179 million, primarily due to timing of client funding and subsequent disbursement of payments.

Cash, Cash Equivalents and Fiduciary Assets

At March 31, 2022, our cash and cash equivalents were $326 million, a decrease of $46 million from December 31, 2021. Of the total balances of cash and cash equivalents as of March 31, 2022 and December 31, 2021, none of the balances were restricted as to use.

Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Condensed Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash of $1,607 million and $1,280 million at March 31, 2022 and December 31, 2021, respectively.

Other Liquidity Matters

Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. For further information, see the “Risk Factors” section in our Annual Report.

We do not have any material business, operations or assets in Russia, Belarus or Ukraine and we have not been materially impacted by the actions of the Russian government. Our total revenues from these three countries are de minimis for all periods presented.

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

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. As of March 31, 2022, we do not expect to make any material payments within the next two years, and anticipate payments to become more material beginning in 2024.

Contractual Obligations and Commitments

There have been no material changes to our obligations and commitments during the three months ended March 31, 2022.

Our material contractual obligations include debt, non-cancellable contractual service and purchase obligations and lease obligations. For additional information regarding debt and non-cancellable contractual service and purchases obligations, see the Condensed Consolidated Financial Statements within Item 1 of this Quarterly Report on Form 10-Q, Note 8 “Debt”, and Note 19 “Commitments and Contingencies”.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements.

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in the Annual Report. Please refer to "Critical Accounting Estimates" described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of the Annual Report, from which there have been no material changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Annual Report. Our exposures to market risk have not changed materially since the filing of the Annual Report.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management does not expect that our disclosure controls and procedures will necessarily prevent all errors and all fraud. However, management does expect the control system provides reasonable assurance that its objectives will be met. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes from the risk factors previously disclosed in the Company’s filings mentioned in the aforementioned paragraph.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
3.2	Amended and Restated Bylaws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.1	Amendment No. 7 to Credit Agreement, dated as of January 31, 2022 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2022).
10.2+*	Employment Agreement, dated as of January 4, 2021, by and between Alight Solutions LLC and Cathinka Wahlstrom.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Alight, Inc.

(Registrant)

Date: May 9, 2022	By:	/s/ Stephan Scholl
Stephan Scholl
Chief Executive Officer

Date: May 9, 2022	By:	/s/ Katie Rooney
Katie Rooney
Chief Financial Officer