Form 10-Q
period 2022-06-30
Alight, Inc. / Delaware
filed 2022-08-04
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 465,749,457 shares of Class A Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-2 Common Stock, par value $0.0001 per share, 75,886,716 shares of Class V Common Stock, par value $0.0001 per share, 5,046,819 shares of Class Z-A Common Stock, par value $0.0001 per share, 274,379 shares of Class Z-B-1 Common Stock, par value $0.0001 per share, and 274,379 shares of Class Z-B-2 Common Stock, par value $0.0001 per share, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
declines in economic activity in the industries, markets, and regions our clients serve, including as a result of increases in inflation rates or changes in monetary and fiscal policies;
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

Website and Social Media Disclosure

We use our website (www.alight.com) and our corporate Facebook (http://www.facebook.com/AlightGlobal), Instagram (@alight_solutions), LinkedIn (www.linkedin.com/company/alightsolutions), Twitter (@alightsolutions), and YouTube (www.youtube.com/c/AlightSolutions) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alight, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
(in millions, except share and per share amounts)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$272	$372
Receivables, net	551	515
Other current assets	260	302
Total Current Assets Before Fiduciary Assets	1,083	1,189
Fiduciary assets	1,354	1,280
Total Current Assets	2,437	2,469
Goodwill	3,624	3,638
Intangible assets, net	4,007	4,170
Fixed assets, net	281	236
Deferred tax assets, net	4	3
Other assets	525	472
Total Assets	$10,878	$10,988

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$349	$406
Current portion of long-term debt, net	31	38
Other current liabilities	271	401
Total Current Liabilities Before Fiduciary Liabilities	651	845
Fiduciary liabilities	1,354	1,280
Total Current Liabilities	2,005	2,125
Deferred tax liabilities	33	36
Long-term debt, net	2,809	2,830
Long-term tax receivable agreement	530	581
Financial instruments	72	135
Other liabilities	334	353
Total Liabilities	$5,783	$6,060
Commitments and Contingencies (Note 19)
Stockholders' Equity
Class A Common Stock; $0.0001 par value, 1,000,000,000 shares authorized; 465,629,457 issued and outstanding as of June 30, 2022	$—	$—
Class B Common Stock; $0.0001 par value, 20,000,000 shares authorized; 9,980,906 issued and outstanding as of June 30, 2022	—	—
Class V Common Stock; $0.0001 par value, 175,000,000 shares authorized; 75,886,716 issued and outstanding as of June 30, 2022	—	—
Class Z Common Stock; $0.0001 par value, 12,900,000 shares authorized; 5,595,577 issued and outstanding as of June 30, 2022	—	—
Additional paid-in-capital	4,311	4,228
Retained deficit	(56)	(96)
Accumulated other comprehensive income	61	8
Total Alight, Inc. Equity	$4,316	$4,140
Noncontrolling interest	779	788
Total Stockholders' Equity	$5,095	$4,928
Total Liabilities and Stockholders' Equity	$10,878	$10,988

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Alight, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in millions, except per share amounts)	2022	2022	2021	2021
Revenue	$715	$1,440	$672	$1,361
Cost of services, exclusive of depreciation and amortization	483	974	436	888
Depreciation and amortization	13	24	19	38
Gross Profit	219	442	217	435

Operating Expenses
Selling, general and administrative	157	297	105	222
Depreciation and intangible amortization	85	170	56	111
Total operating expenses	242	467	161	333
Operating (Loss) Income	(23)	(25)	56	102
Other (Income) Expense
Gain from change in fair value of financial instruments	(50)	(63)	—	—
Gain from change in fair value of tax receivable agreement	(38)	(43)	—	—
Interest expense	29	58	61	123
Other (income) expense, net	(7)	(8)	1	9
Total other (income) expense, net	(66)	(56)	62	132
Income (Loss) Before Income Tax Benefit	43	31	(6)	(30)
Income tax benefit	(9)	(8)	(2)	(5)
Net Income (Loss)	52	39	(4)	(25)
Net income (loss) attributable to noncontrolling interests	1	(1)	—	—
Net Income (Loss) Attributable to Alight, Inc.	$51	$40	$(4)	$(25)

Earnings Per Share
Basic earnings per share	$0.11	$0.09
Diluted earnings per share	$0.10	$0.07

Net Income (Loss)	$52	$39	$(4)	$(25)
Other comprehensive income, net of tax:
Change in fair value of derivatives	30	77	6	23
Foreign currency translation adjustments	(12)	(15)	4	8
Total other comprehensive income, net of tax:	18	62	10	31
Comprehensive Income Before Noncontrolling Interests	70	101	6	6
Comprehensive income attributable to noncontrolling interests	2	8	—	—
Comprehensive Income Attributable to Alight, Inc.	$68	$93	$6	$6

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Alight, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Successor
				Accumulated
		Additional		Other	Total		Total
	Common	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2021	$—	$4,228	$(96)	$8	$4,140	$788	$4,928
Net loss	—	—	(11)	—	(11)	(2)	(13)
Other comprehensive income, net	—	—	—	36	36	8	44
Measurement period adjustment	—	—	—	—	—	(1)	(1)
Conversion of noncontrolling interest	—	7	—	—	7	(13)	(6)
Share-based compensation expense	—	33	—	—	33	—	33
Shares vested, net of shares withheld in lieu of taxes	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2022	$—	$4,267	$(107)	$44	$4,204	$780	$4,984
Net income	—	—	51	—	51	1	52
Other comprehensive income, net	—	—	—	17	17	1	18
Conversion of noncontrolling interest	—	2	—	—	2	(3)	(1)
Share-based compensation expense	—	42	—	—	42	—	42
Balance at June 30, 2022	$—	$4,311	$(56)	$61	$4,316	$779	$5,095

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

Alight, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30,	June 30,
(in millions)	2022	2021
Cash flows from operating activities
Net income (loss)	$39	$(25)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation	35	49
Intangible amortization expense	159	100
Noncash lease expense	13	10
Financing fee and premium amortization	(1)	9
Share-based compensation expense	75	5
Gain from change in fair value of financial instruments	(63)	—
Gain from change in fair value of tax receivable agreement	(43)	—
Deferred tax benefit	(10)	(1)
Other	—	1
Change in assets and liabilities:
Receivables	(42)	51
Accounts payable and accrued liabilities	(49)	(45)
Other assets and liabilities	5	(96)
Cash provided by operating activities	$118	$58
Cash flows from investing activities
Capital expenditures	(79)	(55)
Cash used for investing activities	$(79)	$(55)
Cash flows from financing activities
Net increase (decrease) in fiduciary liabilities	74	(15)
Members' equity unit repurchase	—	(2)
Borrowings from banks	104	110
Financing fees	(3)	—
Repayments to banks	(126)	(124)
Principal payments on finance lease obligations	(17)	(17)
Settlements of interest rate swaps	(6)	(14)
Tax payment for shares/units withheld in lieu of taxes	(1)	(1)
Deferred and contingent consideration payments	(81)	(1)
Cash used for financing activities	$(56)	$(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	—
Net decrease in cash, cash equivalents and restricted cash	(26)	(61)
Cash, cash equivalents and restricted cash at beginning of period	1,652	1,536
Cash, cash equivalents and restricted cash at end of period	$1,626	$1,475

Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$272	$460
Restricted cash included in fiduciary assets	1,354	1,015
Total cash, cash equivalents and restricted cash	$1,626	$1,475

Supplemental disclosures:
Interest paid	$63	$112
Income taxes paid	8	5

Supplemental disclosure of non-cash financing activities:
Fixed asset additions acquired through finance leases	$7	$2
Right of use asset additions acquired through operating leases	3	10

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

On July 2, 2021 (the “Closing Date”), FTAC completed the business combination (the “Business Combination”) with Alight Holding Company, LLC (f/k/a Tempo Holding Company, LLC) (“Alight Holdings” or the “Predecessor”) contemplated by the Business Combination Agreement (as amended and restated as of April 29, 2021) between FTAC, Alight Holdings and other interested parties (the “Business Combination Agreement”). On the Closing Date, pursuant to the Business Combination Agreement, FTAC became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”) and was renamed Alight Group, Inc. As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings that went into effect upon the completion of the Business Combination. As of June 30, 2022, Alight owns approximately 86% of the economic interest in Alight Holdings, but has 100% of the voting power and controls the management of Alight Holdings. As of June 30, 2022, the non-voting ownership percentage held by noncontrolling interest was approximately 14% (see Note 9 "Stockholders' and Members' Equity" for additional information).

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

Nature of Business

We are a leading cloud-based human capital technology and services provider that powers confident health, wealth and wellbeing decisions for millions of people and their dependents. Our Alight Worklife® platform combines data and analytics with a simple, seamless user experience. Supported by our global delivery capabilities, Alight Worklife® is transforming the employee experience for people around the world through personalized, data-driven health, wealth and wellbeing insights. Our solutions include:

•
Employer Solutions: driven by our digital, software and artificial intelligence ("AI")-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health, employee wellbeing and payroll. These solutions are designed to support employers in effectively managing their workforce through a seamless, integrated platform. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. In addition, employees benefit from an integrated platform and user experience, coupled with a full-service client care center, helping them manage the full life cycle of their health, wealth and careers.
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

4. Acquisitions

2021 Acquisitions

Alight Business Combination

On July 2, 2021, the Company completed the Business Combination for consideration transferred of approximately $5.0 billion. The Business Combination was accounted for using the acquisition method under Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The final consideration and allocation of the purchase price to the fair value of the combined assets acquired and liabilities assumed is presented below.

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

On the Closing Date, approximately $36 million of certain executive compensation-related expenses that were contingent upon the closing of the Business Combination were triggered. As these expenses were contingent upon the change-in-control event, they are considered to have been incurred “on the line”, and therefore, were not recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) in either the Predecessor or Successor periods.

The following table summarizes the final consideration transferred (in millions):

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
(4)
The fair value of the noncontrolling interest is based on the fair value of acquired business, which was determined based on the price of the Company's Class A Common Stock at the July 2, 2021 Closing Date, plus the contingent consideration related to the Seller Earnouts. The noncontrolling interest is exchangeable for Class A Common Stock at the option of the holder. Refer to Note 9 “Stockholders’ and Members’ Equity” for additional information.

The following table summarizes the final purchase price allocation (in millions):

Cash and cash equivalents	$460
Receivables	484
Fiduciary assets	1,015
Other current assets	162
Fixed assets	205
Other assets	425
Accounts payable and accrued liabilities	(327)
Fiduciary liabilities	(1,015)
Other current liabilities	(291)
Debt assumed	(2,370)
Deferred tax liabilities	(3)
Other liabilities	(396)
Intangible assets	4,078
Total identifiable net assets	$2,427
Goodwill	$3,374

Measurement Period Adjustments

During the first half of 2022, the Company recorded measurement period adjustments to its initial allocation of purchase price as a result of ongoing valuation procedures on assets acquired and liabilities assumed, including (i) a decrease in Receivables of $2 million, (ii) a decrease in Other current liabilities of $2 million, (iii) a decrease in consideration transferred of $8 million due to an updated TRA valuation, and (iv) a decrease of $1 million in noncontrolling interest due to the change in consideration transferred. The impact of these measurement period adjustments on the Condensed Consolidated Statements of Comprehensive Income (Loss) was not material.

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

Goodwill

Approximately $3.4 billion has been allocated to goodwill following the closing of the Business Combination. Goodwill represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable definite-lived intangible assets acquired. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill, including assembled workforce and expected future market conditions. Of the goodwill established, $1.6 billion was tax deductible.

Retiree Health Exchange

On October 1, 2021, the Company completed the acquisition of AON Retiree Health Exchange, Inc., a retiree health exchange, for consideration transferred of approximately $199 million. The acquisition was accounted for using the acquisition method under ASC 805, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary consideration and allocation of the purchase price to the fair value of the combined assets acquired and liabilities assumed is presented below. The preliminary measurement of consideration transferred and the allocations reflect the best estimates of the valuations currently available and are subject to change once additional analyses are completed. The accounting for the acquisition is not complete as the valuation for acquired assets and liabilities have not been finalized and these final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed below. The allocation will be finalized as soon as practicable, but no later than one year from the acquisition date.

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

5. Other Financial Data

Condensed Consolidated Balance Sheets Information

Receivables, net

The components of Receivables, net are as follows (in millions):

	June 30,	December 31,
	2022	2021
Billed and unbilled receivables	$559	$520
Allowance for expected credit losses	(8)	(5)
Balance at end of period	$551	$515

Other current assets

The components of Other current assets are as follows (in millions):

	June 30,	December 31,
	2022	2021
Deferred project costs	$44	$39
Prepaid expenses	48	66
Commissions receivable	75	148
Other	93	49
Total	$260	$302

Other assets

The components of Other assets are as follows (in millions):

	June 30,	December 31,
	2022	2021
Deferred project costs	$318	$274
Operating lease right of use asset	100	120
Commissions receivable	26	34
Other	81	44
Total	$525	$472

The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). During the Successor three and six months ended June 30, 2022 and the Predecessor three and six months ended June 30, 2021, total amortization expense of $13 million, $25 million, $17 million and $33 million was recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), respectively.

Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current assets as of June 30, 2022 and December 31, 2021 were $39 million and $1 million, respectively. The balances in Other assets as of June 30, 2022 and December 31, 2021 were $57 million and $16 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information).

Other current liabilities

The components of Other current liabilities are as follows (in millions):

	June 30,	December 31,
	2022	2021
Deferred revenue	$116	$148
Operating lease liabilities	41	44
Finance lease liabilities	27	27
Other	87	182
Total	$271	$401

Other liabilities

The components of Other liabilities are as follows (in millions):

	June 30,	December 31,
	2022	2021
Deferred revenue	$98	$55
Operating lease liabilities	111	139
Finance lease liabilities	24	34
Unrecognized tax positions	43	44
Other	58	81
Total	$334	$353

The current and non-current portions of deferred revenue relates to consideration received in advance of performance under client contracts. During the Successor six months ended June 30, 2022 and the Predecessor six months ended June 30, 2021, revenue of approximately $94 million and $101 million was recognized and recorded as deferred revenue at the beginning of each period.

Other current liabilities as of December 31, 2021 included an accrual for a deferred consideration payment of $83 million related to an acquisition completed in the fourth quarter of 2021. A payment of $81 million was made during the second quarter of 2022 and the remaining consideration will be paid during the fourth quarter of 2022.

Other current liabilities as of June 30, 2022 included the current portion of tax receivable agreement liability of $7 million (see Note 15 "Tax Receivable Agreement" for additional information).

Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current liabilities as of June 30, 2022 and December 31, 2021 were immaterial and $8 million, respectively. The balances in Other liabilities as of June 30, 2022 and December 31, 2021 were immaterial and $1 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information).

6. Goodwill and Intangible assets, net

The changes in the net carrying amount of goodwill are as follows (in millions):

	Employer	Professional
	Solutions	Services	Total
Balance as of December 31, 2021	$3,564	74	3,638
Measurement period adjustments	(10)	—	(10)
Foreign currency translation	(3)	(1)	(4)
Balance as of June 30, 2022	$3,551	73	3,624

Intangible assets by asset class are as follows (in millions):

	June 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer-related and contract based intangibles	$3,658	243	3,415	$3,662	$119	$3,543
Technology related intangibles	254	41	213	254	20	234
Trade name (finite life)	407	28	379	407	14	393
Total	$4,319	312	4,007	$4,323	$153	$4,170

The net carrying amount of Intangible assets as of June 30, 2022 includes preliminary fair values for certain customer-related and contract-based identifiable intangible assets, technology-related intangible assets and tradename assets based on management’s preliminary estimate of fair value (see Note 4 “Acquisitions” for additional information).

The change in gross carrying amounts for customer-related and contract-based intangibles also relates to the unfavorable impact of foreign currency translation adjustments.

Amortization expense from finite-lived intangible assets for the Successor three and six months ended June 30, 2022 and the Predecessor three and six months ended June 30, 2021 was $80 million, $159 million, $50 million and $100 million respectively, which was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of June 30, 2022 (in millions, except for years):

	Net	Weighted-Average
	Carrying	Remaining
	Amount	Useful Lives
Intangible assets at June 30, 2022:
Customer-related and contract-based intangibles	$3,415	14.0
Technology-related intangibles	213	5.0
Trade name (finite life)	379	13.8
Total	$4,007

Subsequent to June 30, 2022, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related	Technology	Trade
	and Contract Based	Related	Name
	Intangibles	Intangibles	Intangible
2022 (July - December)	$123	$22	$14
2023	245	43	28
2024	245	43	28
2025	245	43	28
2026	245	42	27
Thereafter	2,312	20	254
Total amortization expense	$3,415	$213	$379

7. Income Taxes

The Company’s effective tax rates for the Successor three and six months ended June 30, 2022 were (21%) and (24%), respectively, and for the Predecessor three and six months ended June 30, 2021 were 34% and 16%, respectively.

The changes in the effective tax rates were primarily driven by the Business Combination as the Predecessor and certain of its subsidiaries operated in the U.S. as partnerships for income tax purposes and generally as corporate entities in non-U.S. jurisdictions. The Predecessor effective tax rates for the applicable periods were substantially higher due to certain non-recurring items included in pre-tax and tax expense during the Successor periods.

The effective tax rates for the Successor three and six months ended June 30, 2022 were lower than the 21% U.S. statutory corporate income tax rate primarily due to losses in certain non-U.S. jurisdictions for which a tax benefits have not been recorded, as well as changes to the Company's required valuation allowance.

8. Debt

Debt outstanding consisted of the following (in millions):

		June 30,	December 31,
	Maturity Date	2022	2021
Term Loan	May 1, 2024	$68	$72
Term Loan, Amended	October 31, 2026	—	1,958
Term Loan, Third Incremental(1)	August 31, 2028	—	517
Term Loan, B-1(2)	August 31, 2028	2,460	—
Secured Senior Notes	June 1, 2025	312	314
$294m Revolving Credit Facility, Amended	August 31, 2026	—	—
Other	June 30, 2022	—	7
Total debt, net		2,840	2,868
Less: current portion of long-term debt, net		(31)	(38)
Total long-term debt, net		$2,809	$2,830

(1)
The net balance for the Third Incremental Term Loan at December 31, 2021 includes unamortized debt issuance costs of $6 million.
(2)
The net balance for the B-1 Term Loan at June 30, 2022 includes unamortized debt issuance costs of $9 million.

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

During the Successor six months ended June 30, 2022 and the Predecessor six months ended June 30, 2021, the Company made total principal payments of $16 million and $13 million, respectively. The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13 “Derivative Financial Instruments”).

Secured Senior Notes

In May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes have a maturity date of June 1, 2025 and accrue interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.

Revolving Credit Facility

In May 2017, the Company entered into a 5-year $250 million revolving credit facility with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the revolving credit facility to October 31, 2024. In August 2021, the Company replaced and refinanced the revolving credit facilities with a $294 million revolving credit facility with a maturity date of August 31, 2026. At June 30, 2022, $4 million of unused letters of credit related to various insurance policies and real estate leases were issued under the revolving credit facility and there were no additional borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During the Successor three and six months ended June 30, 2022 and the Predecessor three and six months ended June 30, 2021, the Company made immaterial payments related to these fees.

As part of the acquisition of NGA Human Resources ("NGA HR") during the year ended December 31, 2019, the Company acquired a revolving credit facility of approximately $20 million secured on the accounts receivable balance of NGA HR. During the six months ended June 30, 2022, the Company made principal payments of $110 million, offset by borrowings of $104 million. Interest was calculated based on an applicable reference rate plus a margin. The facility was terminated on June 29, 2022, with all borrowings and associated interest repaid at that time.

Financing Fees, Premiums and Interest Expense

The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.

Total interest expense related to the debt instruments for the Successor three and six months ended June 30, 2022 and Predecessor three and six months ended June 30, 2021 was $28 million, $55 million, $52 million and $105 million respectively, which included amortization of financing fees of immaterial and $1 million benefit for the Successor three and six months ended June 30, 2022, respectively, and expenses of approximately $4 million and $8 million for the Predecessor three and six months ended June 30, 2021, respectively. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Principal Payments

Aggregate contractual principal payments as of June 30, 2022 are as follows (in millions):

Remainder of 2022 (July - December)	$16
2023	31
2024	83
2025	325
2026	25
Thereafter	2,356
Total payments	$2,836

9. Stockholders’ and Members’ Equity

Predecessor Equity

Class A Common Units

There were no grants of Class A common units during the six months ended June 30, 2021. Each holder of Class A common units is entitled to one vote per unit.

Class A-1 Common Units

During the six months ended June 30, 2021, the Company granted 643 Restricted Class A-1 common units. Holders of Class A-1 common units are not entitled to voting rights.

Class B Common Units

During the six months ended June 30, 2021, there were no grants of Class B common units. Holders of Class B common units are not entitled to voting rights.

Successor Equity

Preferred Stock

Upon the Closing of the Business Combination, 1,000,000 preferred shares, par value $0.0001 per share, were authorized. There were no preferred shares issued and outstanding as of June 30, 2022.

Class A Common Stock

As of June 30, 2022, 465,629,457 shares of Class A Common Stock, including 7,583,284 of shares of unvested Class A Common Stock, were legally issued and outstanding. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.

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

Class B-1

As of June 30, 2022, 4,990,453 shares of Class B-1 Common Stock were legally issued and outstanding, including 404,138 unvested shares of Class B-1 Common Stock related to employee compensation. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

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

As of June 30, 2022, 2,509,546 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Class B-2

As of June 30, 2022, 4,990,453 shares of Class B-2 Common Stock were legally issued and outstanding, including 404,138 unvested shares of Class B-2 Common Stock related to employee compensation. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

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

As of June 30, 2022, 2,509,546 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3

Upon the Closing of the Business Combination, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There are no shares of Class B-3 Common Stock issued and outstanding as of June 30, 2022.

Class V Common Stock

As of June 30, 2022, 75,886,716 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unitholders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.

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

As of June 30, 2022, 5,595,577 shares of Class Z Common Stock (5,046,819 Class Z-A, 274,379 Class Z-B-1, and 274,379 Class Z-B-2) were legally issued and outstanding. Holders of shares of Class Z-A, Class Z-B-1 and Class Z-B-2 Common Stock are not entitled to voting rights. The Class Z shares convert into shares of Class A Common Stock, Class B-1 Common Stock or Class B-2 Common Stock, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

As of June 30, 2022, 3,075,930 Class Z common units (2,774,272 Class Z-A, 150,829 Class Z-B-1, and 150,829 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. The Class Z units convert into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

Class A Units

Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.

The Continuing Unitholders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of June 30, 2022, there were 541,516,173 Class A Units outstanding, of which 465,629,457 are held by the Company and 75,886,716 are held by the noncontrolling interest of the Company.

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

Exchange of Class A Units

During the six months ended June 30, 2022, 1,572,971 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $16 million, recorded in Additional paid-in capital. Pursuant to the TRA, described in Note 15 "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $7 million, with offsets to Additional paid-in-capital.

The following table reflects the changes in our outstanding stock:

	Class A	Class B-1	Class B-2	Class V	Class Z
Balance at December 31, 2021	456,282,881	4,990,453	4,990,453	77,459,687	5,595,577
Conversion of noncontrolling interest	1,239,256	—	—	(1,239,256)	—
Shares granted upon vesting	106,188	—	—	—	—
Issuance for compensation to non-employees(1)	13,743	—	—	—	—
Balance at March 31, 2022	457,642,068	4,990,453	4,990,453	76,220,431	5,595,577
Conversion of noncontrolling interest	333,715	—	—	(333,715)	—
Shares granted upon vesting	50,132	—	—	—	—
Issuance for compensation to non-employees(1)	20,258	—	—	—	—
Balance at June 30, 2022	458,046,173	4,990,453	4,990,453	75,886,716	5,595,577

(1) Issued to certain members of the Board of Directors in lieu of cash retainer.

Dividends

There were no dividends declared during the Successor three and six months ended June 30, 2022.

Accumulated Other Comprehensive Income

As of June 30, 2022, the Accumulated other comprehensive income balance included unrealized losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency.

Changes in accumulated other comprehensive income, net of noncontrolling interests and tax, are as follows (in millions):

	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments	Swaps(1)	Total
Balance at December 31, 2021	$—	$8	$8
Other comprehensive (loss) income before reclassifications	(4)	53	49
Tax expense (benefit)	1	(14)	(13)
Other comprehensive (loss) income before reclassifications, net of tax	(3)	39	36
Amounts reclassified from accumulated other comprehensive income	—	—	—
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Net current period other comprehensive income, net of tax	(3)	39	36
Balance at March 31, 2022	$(3)	$47	$44
Other comprehensive (loss) income before reclassifications	(11)	19	8
Tax expense (benefit)	—	9	9
Other comprehensive (loss) income before reclassifications, net of tax	(11)	28	17
Amounts reclassified from accumulated other comprehensive income	—	—	—
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Net current period other comprehensive income, net of tax	(11)	28	17
Balance at June 30, 2022	$(14)	$75	$61

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

Successor Awards

In connection with the Business Combination, the Company adopted the Alight, Inc. 2021 Omnibus Incentive Plan. Under this plan, for grants issued during the Successor three and six months ended June 30, 2022, approximately 55% of the units are subject to time-based vesting requirements and approximately 45% are subject to performance-based vesting requirements. The majority of the time-based RSUs vest ratably each March 10 over a three-year period with one-third vesting on each of March 10, 2023, 2024 and 2025. The PRSUs granted in 2021 vest upon achievement of the Company’s performance goal, Total Contract Value of Business Process as a Service ("BPaaS"). The PRSUs granted in 2022 vest upon achievement of the Company’s performance goal, Total BPaaS Revenue and Total Consolidated Revenue.

The Company begins to recognize expense associated with the PRSUs when the achievement of the performance condition is deemed probable. During the first half of 2022, based on management's analysis of the corresponding performance conditions, the Company increased expected achievement levels related to the PRSUs granted in 2021.

The fair value of each RSU and PRSU is based upon the grant date market price. The aggregate grant date fair value of RSUs and PRSUs granted during the Successor six months ended June 30, 2022 was approximately $44 million and $113 million, respectively.

Restricted Share Units and Performance Based Restricted Share Units

The following tables summarizes the unit activity related to the RSUs and PRSUs during the six months ended June 30, 2022:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	RSUs(1)	Per Unit	PRSUs(1)(2)	Per Unit
Balance as of December 31, 2021	7,148,416	$12.27	16,743,113	$11.20
Granted	4,809,866	9.07	10,009,102	11.30
Vested	(341,745)	9.90	—	—
Forfeited	(684,059)	11.96	(1,225,719)	11.99
Balance as of June 30, 2022	10,932,478	$10.94	25,526,496	$11.14

(1) These share totals include both unvested shares and restricted stock units.

(2) PRSUs granted includes both new grants in the period as well as adjustments in the period to existing grants to account for the expected level of achievement of the performance-based vesting requirements.

Share-based Compensation

Total share-based compensation costs related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021
Cost of services, exclusive of depreciation and amortization	$10	$17	$—	$1
Selling, general and administrative	32	58	3	4
Total share-based compensation expense	$42	$75	$3	$5

As of June 30, 2022, total future compensation expense related to unvested RSUs was $96 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.5 years. As of June 30, 2022, total future compensation expense related to PRSUs was $195 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.9 years.

11. Earnings Per Share

Basic earnings per share is calculated by dividing the net income attributable to Alight, Inc. by the weighted average number of shares of Class A Common Stock issued and outstanding for the Successor period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that would then share in the net income of Alight, Inc. The Company’s Class V Common Stock and Class Z Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities and have not been included in either the basic or diluted earnings per share calculations.

In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of June 30, 2022, the Seller Earnouts were excluded from the diluted earnings per share calculations.

Basic and diluted earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Basic and diluted earnings per share:
Numerator
Net income attributable to Alight, Inc. - basic	$51	$40
Income (loss) impact of conversion of noncontrolling interest	1	(1)
Net income attributable to Alight, Inc. - diluted	$52	$39
Denominator
Weighted-average shares outstanding - basic	457,851,348	457,347,581
Dilutive effect of the exchange of noncontrolling interest units	75,886,716	75,886,716
Dilutive effect of RSUs	—	836,356
Weighted-average shares outstanding - diluted	533,738,064	534,070,653
Basic earnings per share	$0.11	$0.09
Diluted earnings per share	$0.10	$0.07

For the Successor three and six months ended June 30, 2022, 10,791,134 and 9,954,778 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

In addition, 14,999,998 shares related to the Seller Earnouts and 34,577,418 unvested PRSUs, based on maximum achievement levels, were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.
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

Information regarding the Company’s current reportable segments is as follows (in millions):

	Revenue

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021
Employer Solutions
Recurring	$559	$1,129	$516	$1,049
Project	55	108	53	107
Total Employer Solutions	614	1,237	569	1,156
Professional Services
Recurring	32	62	31	60
Project	59	119	61	124
Total Professional Services	91	181	92	184
Hosted Business	10	22	11	21
Total	$715	$1,440	$672	$1,361

There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

	Segment Profit

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021
Employer Solutions	$147	$289	$138	$274
Professional Services	(3)	(3)	7	7
Hosted Business	(2)	(2)	—	(3)
Total of all reportable segments	142	284	145	278
Share-based compensation	42	75	3	5
Transaction and integration expenses(1)	3	9	—	—
Non-recurring professional expenses(2)	—	—	9	18
Restructuring	14	20	2	9
Other(3)	8	11	—	(5)
Depreciation	18	35	25	49
Intangible amortization	80	159	50	100
Operating (Loss) Income	(23)	(25)	56	102
Gain from change in fair value of financial instruments	(50)	(63)	—	—
Gain from change in fair value of tax receivable agreement	(38)	(43)	—	—
Interest expense	29	58	61	123
Other (income) expense, net	(7)	(8)	1	9
Income (Loss) Before Income Tax Benefit	$43	$31	$(6)	$(30)

(1)
Transaction and integration expenses includes activity related to acquisitions.
(2)
Non-recurring professional expenses includes external advisor and legal costs related to the Company’s Business Combination completed in 2021.
(3)
For the three and six months ended June 30, 2022, Other primarily includes expenses related to debt refinancing completed in the first quarter of 2022 and other non-operational expenses, offset by Other income, net. For the three and six months ended June 30, 2021, Other includes long-term incentive expenses, offset by Other expense, net.

13. Derivative Financial Instruments

The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps

The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of June 30, 2022	Fixed Rate	Expiration Date
July 2021	August 2020	$557,500,000	$557,500,000	2.5069%	May 2022
July 2021	August 2020	$89,863,420	$100,000,000	3.0680%	February 2023
December 2021	August 2020	$181,205,050	$483,171,957	0.7203%	April 2024
December 2021	August 2020	$388,877,200	$602,676,513	0.6826%	April 2024
December 2021	May 2022	$220,130,318	$219,653,493	0.4570%	April 2024
December 2021	May 2022	$306,004,562	$304,838,287	0.4480%	April 2024
December 2021	April 2024	$871,205,040	n/a	1.6533%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6560%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	n/a	2.5540%	December 2026

Concurrent with the Term Loan refinancing, we amended our interest rate swaps to incorporate Term SOFR. In accordance with Accounting Standards Codification Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR; as we are permitted to maintain the designation through the transition. Also during the Successor six months ended June 30, 2022, we executed an additional interest rate swap, which has been designated as a cash flow hedge.

Our swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. As a result of hedge amendments in December 2021 and July 2021, the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments. During the first quarter of 2022, the Company also entered into a new interest rate swap that will be effective June 2025 and will mature December 2026.

Financial Instrument Presentation

The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	June 30,	December 31,
	2022	2021
Assets
Other current assets	$39	$1
Other assets	$57	$16
Total	$96	$17

Liabilities
Other current liabilities	$—	$8
Other liabilities	—	1
Total	$—	$9

The Company estimates that approximately $38 million of derivative gains included in Accumulated other comprehensive income as of June 30, 2022 will be reclassified into earnings over the next twelve months.

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

In addition, a portion of the Seller Earnouts relates to Class Z instruments that were forfeited by individual equityholders and will be re-allocated to the holders of unvested management equity upon the ultimate vesting date. See Note 9 “Stockholders’ and Members’ Equity” for additional information regarding the Class Z instruments. This portion of Seller Earnouts is accounted for as a contingent consideration liability recorded at the fair value on the individual forfeiture date. These instruments are not subject to remeasurement at each balance sheet date. As of June 30, 2022, the balance for this portion of the Seller Earnouts was $1 million, offset in Gain from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The majority of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date. At June 30, 2022 and December 31, 2021, the Seller Earnouts had a fair value of $71 million and $135 million, respectively. For the Successor three and six months ended June 30, 2022, a gain of $50 million and $64 million, respectively, was recorded in Gain from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

15. Tax Receivable Agreement

In connection with the Business Combination, Alight entered into the TRA with certain owners of Alight Holdings prior to the Business Combination. Pursuant to the TRA, the Company will pay certain sellers, as applicable, 85% of the tax benefits, of any savings that we realize, calculated using certain assumptions, as a result of (i) tax basis adjustments from sales and exchanges of Alight Holdings equity interests in connection with or following the Business Combination and certain distributions with respect to Alight Holdings equity interests, (ii) our utilization of certain tax attributes, and (iii) certain other tax benefits related to entering into the TRA.

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

The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at June 30, 2022 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.17%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current alternative tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 9.6%.

Subsequent to the Business Combination, we will record additional liabilities under the TRA when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the Successor six months ended June 30, 2022, an additional TRA liability of $7 million was established as a result of these exchanges.

The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable
Agreement Liability
Beginning balance as of December 31, 2021	$581
Measurement period adjustment	(8)
Fair value remeasurement	(43)
Conversion of noncontrolling interest	7
Ending Balance as of June 30, 2022	537
Less: current portion included in other current liabilities	(7)
Total long-term tax receivable agreement liability	$530

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$96	$—	$96
Total assets recorded at fair value	$—	$96	$—	$96

Liabilities
Interest rate swaps	$—	$—	$—	$—
Contingent consideration liability	—	—	25	25
Seller Earnouts liability	—	—	71	71
Tax receivable agreement liability	—	—	530	530
Total liabilities recorded at fair value	$—	$—	$626	$626

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$17	$—	$17
Total assets recorded at fair value	$—	$17	$—	$17

Liabilities
Interest rate swaps	$—	$9	$—	$9
Contingent consideration liability	—	—	33	33
Seller Earnouts liability	—	—	135	135
Tax receivable agreement liability	—	—	581	581
Total liabilities recorded at fair value	$—	$9	$749	$758

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

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021
Beginning balance	$32	$33	$28	$26
Measurement period adjustments	—	(2)	—	2
Accretion of contingent consideration	—	1	1	1
Remeasurement of acquisition-related contingent consideration	(7)	(7)	—	—
Ending Balance	$25	$25	$29	$29

Non-Recurring Fair Value Measurements

The Company’s financial liabilities not measured at fair value on a recurring basis are as follows (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$31	$31	$38	$38
Long-term debt, net	2,809	2,656	2,830	2,834
Total	$2,840	$2,687	$2,868	$2,872

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

During the Successor six months ended June 30, 2022, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.

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

From the inception of the Plan through June 30, 2022, the Company has incurred total expenses of $125 million. These charges are recorded in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type that have been incurred through June 30, 2022 and are estimated to be incurred through the end of the Plan. Estimated costs by type may be revised in future periods as these assumptions are updated:

	Three Months Ended	Six Months Ended		Estimated	Estimated
	June 30,	June 30,	Inception to	Remaining	Total
	2022	2022	Date	Costs	Cost(1)
Employer Solutions
Severance and Related Benefits	$3	$5	$51	$8	$59
Other Restructuring Costs(2)	10	13	58	4	62
Total Employer Solutions	$13	$18	$109	$12	$121
Professional Services
Severance and Related Benefits	$—	$—	$8	$2	$10
Other Restructuring Costs(2)	1	2	8	1	9
Total Professional Services	$1	$2	$16	$3	$19
Total Restructuring Costs	$14	$20	$125	$15	$140

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

As of June 30, 2022, approximately $5 million of the restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of December 31, 2021	$4	$—	$4
Restructuring charges	5	15	20
Cash payments	(5)	(15)	(20)
Non-cash charges(1)	—	1	1
Accrued restructuring liability as of June 30, 2022	$4	$1	$5

(1)
Non-cash charges relate to lease consolidation.

18. Employee Benefits

Defined Contribution Savings Plans

Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the Successor three and six months ended June 30, 2022 and the Predecessor three and six months ended June 30, 2021, expenses were $14 million, $31 million, $15 million and $31 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

19. Commitments and Contingencies

Legal

The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at June 30, 2022 and December 31, 2021 were not significant.

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

Purchase Obligations

The Company’s expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $11 million, $26 million, $27 million, $9 million, $4 million and $3 million, for the remainder of 2022 and the years ended 2023, 2024, 2025, 2026 and thereafter, respectively.

Service Obligations

On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company.

The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $71 million, $147 million, $154 million, $162 million, $170 million and $332 million for the remainder of 2022 and the years ended 2023, 2024, 2025, 2026 and thereafter, respectively.

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

On August 1 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase up to $100 million of issued and outstanding shares of Class A Common Stock, par value $0.0001 per share, from time to time, depending on market conditions and alternate uses of capital. The program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company.

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

BUSINESS

Overview

We are a leading cloud-based human capital technology and services provider that powers confident health, wealth and wellbeing decisions for millions of people and their dependents. Our Alight Worklife® platform combines data and analytics with a simple, seamless user experience. Supported by our global delivery capabilities, Alight Worklife® is transforming the employee experience for people around the world through personalized, data-driven health, wealth and wellbeing insights.

On July 2, 2021 (the “Closing Date”), Foley Trasimene Acquisition Corp. ("FTAC") completed the business combination (the “Business Combination”) with Alight Holding Company, LLC (f/k/a Tempo Holding Company, LLC) (“Alight Holdings” or the “Predecessor”) contemplated by the Business Combination Agreement (as amended and restated as of April 29, 2021) between FTAC, Alight Holdings and other interested parties (the “Business Combination Agreement”). On the Closing Date, pursuant to the Business Combination Agreement, FTAC became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”) and was renamed Alight Group, Inc. As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings that went into effect upon the completion of the Business Combination. As of June 30, 2022, Alight owns approximately 86% of the economic interest in Alight Holdings, but has 100% of the voting power and controls the management of Alight Holdings. As of June 30, 2022, the non-voting ownership percentage held by noncontrolling interest was approximately 14%.

Principal Services and Segments

We currently report our results of operations in three segments: Employer Solutions, Professional Services and Hosted Business. Employer Solutions, Professional Services and Hosted Business accounted for approximately 86%, 13% and 1% and 85%, 14% and 1% of consolidated revenue for both the Successor three and six months ended June 30, 2022 and both the Predecessor three and six months ended June 30, 2021, respectively.

•
Employer Solutions: driven by our digital, software and artificial intelligence ("AI")-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health, employee wellbeing and payroll. These solutions are designed to support employers in effectively managing their workforce through a seamless, integrated platform. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. In addition, employees benefit from an integrated platform and user experience, coupled with a full-service client care center, helping them manage the full life cycle of their health, wealth and careers.
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

Alight (together with certain corporate subsidiaries through which it owns its interest in the Predecessor) pays U.S. federal and state income taxes as a corporation on its share of our taxable income. The Business Combination was accounted for as a business combination using the acquisition method of accounting. Accordingly, the assets and liabilities, including any identified intangible assets, were recorded at their fair values at the date of completion of the Business Combination, with any excess of the purchase price over the fair value recorded as goodwill. The application of business combination accounting required the use of significant estimates and assumptions.

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

EXECUTIVE SUMMARY OF FINANCIAL RESULTS

We prepared our discussion of the results of operations by comparing the results of the Successor three and six months ended June 30, 2022 to the results of the Predecessor three and six months ended June 30, 2021. The core business operations of the Predecessor and Successor were not significantly impacted by the consummation of the Business Combination.

The following table sets forth our historical results of operations for the periods indicated below:

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in millions)	2022	2022	2021	2021
Revenue	$715	$1,440	$672	$1,361
Cost of services, exclusive of depreciation and amortization	483	974	436	888
Depreciation and amortization	13	24	19	38
Gross Profit	219	442	217	435

Operating Expenses
Selling, general and administrative	157	297	105	222
Depreciation and intangible amortization	85	170	56	111
Total operating expenses	242	467	161	333
Operating (Loss) Income	(23)	(25)	56	102
Other (Income) Expense
Gain from change in fair value of financial instruments	(50)	(63)	—	—
Gain from change in fair value of tax receivable agreement	(38)	(43)	—	—
Interest expense	29	58	61	123
Other (income) expense, net	(7)	(8)	1	9
Total other (income) expense, net	(66)	(56)	62	132
Income (Loss) Before Income Tax Benefit	43	31	(6)	(30)
Income tax benefit	(9)	(8)	(2)	(5)
Net Income (Loss)	52	39	(4)	(25)
Net income (loss) attributable to noncontrolling interests	1	(1)	—	—
Net Income (Loss) Attributable to Alight, Inc.	$51	$40	$(4)	$(25)

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

Results of Operations for the Three Months Ended June 30, 2022 (Successor) Compared to the Three Months Ended June 30, 2021 (Predecessor)

Revenue

Revenues were $715 million for the Successor three months ended June 30, 2022 as compared to $672 million for the Predecessor prior year period. The increase of $43 million reflects growth of 8% in our Employer Solutions segment, partially offset by declines of 9% and 1% in our Hosted Business segment and our Professional Services segment, respectively. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, Business Process as a Service ("BPaaS") Solutions. These products capitalize on our robust data combined with AI & analytics to deliver greater employee engagement and employer outcomes. BPaaS products and services span across both the Employer Solutions and Professional Services segments and for the Successor three months ended June 30, 2022, we recorded BPaaS revenue of $128 million, which represents growth of 36% compared to the Predecessor prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and used as a metric of commercial activity by management and investors. For the Successor three months ended June 30, 2022, BPaaS bookings of $234 million represents a decline of 3% compared to the Predecessor prior year period.

Recurring revenues increased by $43 million, or 8%, from $558 million to $601 million and are related to growth in both Employer Solutions and Professional Services, partially offset by a decline in the Hosted Business. Growth in Employer Solutions is a result of higher revenues related to acquisitions, increased volumes and increases in Net Commercial Activity. Growth in Professional Services is a result of increases in Net Commercial Activity. Project revenues were $114 million for both periods and are related to an increase in Employer Solutions, offset by a decline in Professional Services. The decline in Professional Services project revenues is driven by client timing delays.

In addition, a majority of our revenue is generated in the U.S., which reflected all of the revenue increase for the Successor three months ended June 30, 2022 as compared to the Predecessor prior year period.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, increased $47 million, or 11%, for the Successor three months ended June 30, 2022 as compared to the Predecessor prior year period. The increase was primarily driven by acquisitions in the fourth quarter of 2021, higher costs related to growth in current and forecasted future revenues, including investments in key resources and compensation expenses related to awards issued beginning in the second half of 2021.

Selling, General and Administrative

Selling, general and administrative expenses increased $52 million, or 50%, for the Successor three months ended June 30, 2022 as compared to the Predecessor prior year period. The increase was primarily driven by compensation expenses related to awards issued beginning in the second half of 2021.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses increased $29 million, or 52%, for the Successor three months ended June 30, 2022 as compared to the Predecessor prior year period. The increase was primarily driven by amortization related to the identifiable intangible assets acquired in conjunction with the Business Combination completed in the third quarter of 2021 and acquisitions completed during the fourth quarter of 2021.

Gain from Change in Fair Value of Financial Instruments

A gain from a change in the fair value of financial instruments of $50 million was recorded for the Successor three months ended June 30, 2022. The gain is due to the revaluation of our financial instruments, which we are required to revalue at the end of each reporting period. We did not have outstanding financial instruments in the Predecessor period prior to the Business Combination.

Change in Fair Value of Tax Receivable Agreement

A gain from the change in the fair value of the tax receivable agreement of $38 million was recorded for the Successor three months ended June 30, 2022. The revaluation gain is due to changes in the discount rate, partially offset by accretion of interest and changes in the Company's assumptions related to the timing of the utilization of the tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period. We did not have a tax receivable agreement in the Predecessor period prior to the Business Combination.

Interest Expense

Interest expense decreased $32 million, or 52%, for the Successor three months ended June 30, 2022 as compared to the Predecessor prior year period. The decrease was primarily due to the redemption of our Unsecured Senior Notes and partial paydown of the Term Loan each in conjunction with the Business Combination completed during the third quarter of 2021. See Note 8 “Debt” for additional information.

Income (Loss) before Income Tax Benefit

Income before income tax benefit was $43 million for the Successor three months ended June 30, 2022, an improvement of $49 million compared to a loss before income tax benefit of $6 million for the Predecessor three months ended June 30, 2021, due to the drivers identified above.

Income Tax Benefit

Income tax benefit was $9 million for the Successor three months ended June 30, 2022, as compared to an income tax benefit of $2 million in the Predecessor prior year period. The effective tax rate of (21%) for the Successor three months ended June 30, 2022 is lower than the 21% U.S. statutory corporate income tax rate primarily due to losses in certain non-U.S. jurisdictions for which a tax benefit has not been recorded. The effective tax rate of 34% for the Predecessor three months ended June 30, 2021 was primarily driven by foreign and state income taxes payable in jurisdictions where the Company had operations that generated operating income. See Note 7 “Income Taxes” for additional information.

Results of Operations for the Six Months Ended June 30, 2022 (Successor) Compared to the Six Months Ended June 30, 2021 (Predecessor)

Revenue

Revenues were $1,440 million for the Successor six months ended June 30, 2022 as compared to $1,361 million for the Predecessor prior year period. The increase of $79 million reflects growth of 7% in our Employer Solutions segment and 5% in our Hosted Business segment, partially offset by a decline of 2% in our Professional Services segment. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. These products capitalize on our robust data combined with AI & analytics to deliver greater employee engagement and employer outcomes. BPaaS products and services span across both the Employer Solutions and Professional Services segments and for the Successor six months ended June 30, 2022, we recorded BPaaS revenue of $242 million, which represents growth of 29% compared to the Predecessor prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and used as a metric of commercial activity by management and investors. For the Successor six months ended June 30, 2022, BPaaS bookings of $356 million represents growth of 27% compared to the Predecessor prior year period.

Recurring revenues increased by $83 million, or 7%, from $1,130 million to $1,213 million and are related to growth in all three segments. Growth in Employer Solutions is a result of higher revenues related to acquisitions, increased volumes and increases in Net Commercial Activity. Growth in Professional Services is a result of increases in Net Commercial Activity. Project revenues decreased by $4 million, or 2%, from $231 million to $227 million and are related to a decline in Professional Services, partially offset by growth in Employer Solutions. The decline in Professional Services project revenues is driven by client timing delays.

In addition, a majority of our revenue is generated in the U.S., which reflected 98% of the revenue increase for the Successor six months ended June 30, 2022 compared to the Predecessor prior year period.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, increased $86 million, or 10%, for the Successor six months ended June 30, 2022 as compared to the Predecessor prior year period. The increase was primarily driven by acquisitions in the fourth quarter of 2021, higher costs related to growth in current and forecasted future revenues, including investments in key resources and compensation expenses related to awards issued beginning in the second half of 2021.

Selling, General and Administrative

Selling, general and administrative expenses increased $75 million, or 34%, for the Successor six months ended June 30, 2022 as compared to the Predecessor prior year period. The increase was primarily driven by compensation expenses related to awards issued beginning in the second half of 2021.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses increased $59 million, or 53%, for the Successor six months ended June 30, 2022 as compared to the Predecessor prior year period. The increase was primarily driven by amortization related to the identifiable intangible assets acquired in conjunction with the Business Combination completed in the third quarter of 2021 and acquisitions completed during the fourth quarter of 2021.

Gain from Change in Fair Value of Financial Instruments

A gain from a change in the fair value of financial instruments of $63 million was recorded for the Successor six months ended June 30, 2022. The gain is due to the revaluation of our financial instruments, which we are required to revalue at the end of each reporting period. We did not have outstanding financial instruments in the Predecessor period prior to the Business Combination.

Change in Fair Value of Tax Receivable Agreement

A gain from the change in the fair value of the tax receivable agreement of $43 million was recorded for the Successor six months ended June 30, 2022. The revaluation gain is due to changes in the discount rate, partially offset by accretion of interest and changes in the Company's assumptions related to the timing of the utilization of the tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period. We did not have a tax receivable agreement in the Predecessor period prior to the Business Combination.

Interest Expense

Interest expense decreased $65 million, or 53%, for the Successor six months ended June 30, 2022 as compared to the Predecessor prior year period. The decrease was primarily due to the redemption of our Unsecured Senior Notes and partial paydown of the Term Loan in conjunction with the Business Combination completed during the third quarter of 2021. See Note 8 “Debt” for additional information.

Income (Loss) before Income Tax Benefit

Income before income tax benefit was $31 million for the Successor six months ended June 30, 2022, an improvement of $61 million compared to a loss before income tax benefit of $30 million for the Predecessor six months ended June 30, 2021, due to the drivers identified above.

Income Tax Benefit
Income tax benefit was $8 million for the Successor six months ended June 30, 2022, as compared to an income tax benefit of $5 million in the Predecessor prior year period. The effective tax rate of (24%) for the Successor six months ended June 30, 2022 is lower than the 21% U.S. statutory corporate income tax rate primarily due to losses in certain non-U.S. jurisdictions for which a tax benefit has not been recorded. The effective tax rate of 16% for the Predecessor six months ended June 30, 2021 was primarily driven by foreign and state income taxes payable in jurisdictions where the Company had operations that generated operating income. See Note 7 “Income Taxes” for additional information.

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

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted Net Income, which is defined as net income attributable to Alight, Inc. adjusted for intangible amortization and the impact of certain non-cash items that we do not consider in the evaluation of ongoing operational performance, is a non-GAAP financial measure used solely for the purpose of calculating Adjusted Diluted Earnings Per Share.

Adjusted Diluted Earnings Per Share is defined as Adjusted Net Income divided by the adjusted weighted-average number of shares of common stock, diluted. The adjusted weighted shares calculation includes non-vested time-based restricted units that were determined to be antidilutive and therefore excluded from the U.S. GAAP diluted earnings per share. Adjusted Diluted Earnings Per

Share, including the adjusted weighted-average number of shares, is used by us and our investors to evaluate our core operating performance and to benchmark our operating performance against our competitors.

A reconciliation of Adjusted Net Income to Net Income Attributable to Alight, Inc. and the computation of Adjusted Diluted Earnings Per Share is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in millions, except share and per share amounts)	2022	2022
Numerator:
Net Income Attributable to Alight, Inc.	$51	$40
Conversion of noncontrolling interest	1	(1)
Intangible amortization	80	159
Share-based compensation	42	75
Transaction and integration expenses	3	9
Restructuring	14	20
Gain from change in fair value of financial instruments	(50)	(63)
Gain from change in fair value of tax receivable agreement	(38)	(43)
Other	1	3
Tax effect of adjustments (1)	(39)	(67)
Adjusted Net Income	$65	$132

Denominator:
Weighted average shares outstanding - basic	457,851,348	457,347,581
Dilutive effect of the exchange of noncontrolling interest units	75,886,716	75,886,716
Dilutive effect of RSUs	—	836,356
Weighted average shares outstanding - diluted	533,738,064	534,070,653
Impact of unvested RSUs(2)	10,791,134	9,954,778
Adjusted shares of Class A Common Stock outstanding - diluted	544,529,198	544,025,431

Basic Earnings Per Share	$0.11	$0.09
Diluted Earnings Per Share	$0.10	$0.07
Adjusted Diluted Earnings Per Share(3) (4)	$0.12	$0.24

(1)
Income tax effects have been calculated based on statutory tax rates for both U.S. and foreign jurisdictions based on the Company's mix of income and adjusted for significant changes in fair value measurement.
(2)
Includes non-vested time-based restricted stock units that were determined to be antidilutive for U.S. GAAP diluted earnings per share purposes.
(3)
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
(4)
Excludes 34,577,418 performance-based units, which represents maximum achievement of the respective performance conditions for units granted during the year ended December 31, 2021 and the six months ended June 30, 2022.

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

A reconciliation of Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures to Net Income (Loss) is as follows:

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in millions)	2022	2022	2021	2021
Net Income (Loss)	$52	$39	$(4)	$(25)
Interest expense	29	58	61	123
Income tax benefit	(9)	(8)	(2)	(5)
Depreciation	18	35	25	49
Intangible amortization	80	159	50	100
EBITDA	170	283	130	242
Share-based compensation	42	75	3	5
Transaction and integration expenses (1)	3	9	—	—
Non-recurring professional expenses(2)	—	—	9	18
Restructuring	14	20	2	9
Gain from change in fair value of financial instruments	(50)	(63)	—	—
Gain from change in fair value of tax receivable agreement	(38)	(43)	—	—
Other(3)	1	3	1	4
Adjusted EBITDA	$142	$284	$145	$278
Capital expenditures	(38)	(79)	(28)	(55)
Adjusted EBITDA less Capital Expenditures	$104	$205	$117	$223

(1)
Transaction and integration expenses includes activity related to acquisitions.
(2)
Non-recurring professional expenses includes external advisor and legal costs related to the Company’s Business Combination completed in 2021.
(3)
For the three and six months ended June 30, 2022, other primarily includes expenses related to debt refinancing completed in the first quarter of 2022 and other non-operational expenses. For the three and six months ended June 30, 2021, other includes long-term incentive expenses.

Segment Revenue and Adjusted EBITDA

Employer Solutions Results

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in millions)	2022	2022	2021	2021
Employer Solutions Revenue
Recurring revenue	$559	$1,129	$516	$1,049
Project revenue	55	108	53	107
Total Employer Solutions Revenue	$614	$1,237	$569	$1,156
Employer Solutions Gross Profit	$200	$404	$191	$392
Employer Solutions Gross Profit Margin	33%	33%	34%	34%
Employer Solutions Adjusted EBITDA(1)	$147	$289	$138	$274
Employer Solutions Adjusted EBITDA Margin	24%	23%	24%	24%

(1)
A reconciliation of the Company's Net Income (Loss) to Adjusted EBITDA on a consolidated basis is presented above under "Non-GAAP Financial Measures."

Employer Solutions Segment Results of Operations for the Three Months Ended June 30, 2022 (Successor) Compared to the Three Months Ended June 30, 2021 (Predecessor)

Employer Solutions Revenue

Employer Solutions revenue was $614 million for the Successor three months ended June 30, 2022 as compared to $569 million for the Predecessor prior year period. The overall increase of $45 million was due to an increase of recurring revenues of $43 million, or 8%, from $516 million to $559 million as a result of acquisitions, increased volumes and increases in Net Commercial Activity and an increase in project revenues of $2 million, or 4%, from $53 million to $55 million.

Employer Solutions Gross Profit

Employer Solutions gross profit was $200 million for the Successor three months ended June 30, 2022, as compared to $191 million for the Predecessor prior year period. The increase of $9 million, or 5%, was primarily due to revenue growth as discussed above and partially offset by increases in costs associated with growth of current and forecasted future revenues and compensation expenses related to awards issued beginning in the second half of 2021.

Employer Solutions Adjusted EBITDA

Employer Solutions Adjusted EBITDA was $147 million for the Successor three months ended June 30, 2022, as compared to $138 million for the Predecessor prior year period. The increase of $9 million was primarily due to revenue growth as discussed above, partially offset by increases in costs associated with growth of current and forecasted future revenues, including investments in our commercial functions and technology. For the Successor three months ended June 30, 2022, material expenses and benefits attributable to the Employer Solutions segment that are not included in Employer Solutions Adjusted EBITDA included depreciation and intangible amortization of $96 million and share-based compensation of $36 million, partially offset by gains from change in fair values of financial instruments and the TRA of $80 million. For the Predecessor three months ended June 30, 2021, material expenses attributable to the Employer Solutions segment that are not included in Employer Solutions Adjusted EBITDA included depreciation and intangible amortization of $67 million and share-based compensation of $2 million.

Employer Solutions Segment Results of Operations for the Six Months Ended June 30, 2022 (Successor) Compared to the Six Months Ended June 30, 2021 (Predecessor)

Employer Solutions Revenue

Employer Solutions revenue was $1,237 million for the Successor six months ended June 30, 2022 as compared to $1,156 million for the Predecessor prior year period. The overall increase of $81 million was due to an increase of recurring revenues of $80 million, or 8%, from $1,049 million to $1,129 million as a result of acquisitions, increased volumes and increases in Net Commercial Activity and an increase in project revenues of $1 million, or 1%, from $107 million to $108 million.

Employer Solutions Gross Profit

Employer Solutions gross profit was $404 million for the Successor six months ended June 30, 2022, as compared to $392 million for the Predecessor prior year period. The increase of $12 million, or 3%, was primarily due to revenue growth as discussed above and partially offset by increases in costs associated with growth of current and forecasted future revenues and compensation expenses related to awards issued beginning in the second half of 2021.

Employer Solutions Adjusted EBITDA

Employer Solutions Adjusted EBITDA was $289 million for the Successor six months ended June 30, 2022, as compared to $274 million for the Predecessor prior year period. The increase of $15 million was primarily due to revenue growth as discussed above, partially offset by increases in costs associated with growth of current and forecasted future revenues, including investments in our commercial functions and technology. For the Successor six months ended June 30, 2022, material expenses and benefits attributable to the Employer Solutions segment that are not included in Employer Solutions Adjusted EBITDA included depreciation and intangible amortization of $188 million and share-based compensation of $65 million, partially offset by gains from change in fair values of financial instruments and the TRA of $96 million. For the Predecessor six months ended June 30, 2021, material expenses attributable to the Employer Solutions segment that are not included in Employer Solutions Adjusted EBITDA included depreciation and intangible amortization of $134 million and share-based compensation of $4 million.

Professional Services Results

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in millions)	2022	2022	2021	2021
Professional Services Revenue
Recurring revenue	$32	$62	$31	$60
Project revenue	59	119	61	124
Total Professional Services Revenue	$91	$181	$92	$184
Professional Services Gross Profit	$20	$39	$26	$46
Professional Services Gross Profit Margin	22%	22%	28%	25%
Professional Services Adjusted EBITDA(1)	$(3)	$(3)	$7	$7
Professional Services Adjusted EBITDA Margin	-3%	-2%	8%	4%

(1)
A reconciliation of the Company's Net Income (Loss) to Adjusted EBITDA on a consolidated basis is presented above under "Non-GAAP Financial Measures."

Professional Services Segment Results of Operations for the Three Months Ended June 30, 2022 (Successor) Compared to the Three Months Ended June 30, 2021 (Predecessor)

Professional Services Revenue

Professional Services revenue was $91 million for the Successor three months ended June 30, 2022, as compared to $92 million for the Predecessor prior year period. The decrease of $1 million, or 1%, was due to a decrease in project revenues of $2 million, or 3%, from $61 million to $59 million, partially offset by an increase of recurring revenues of $1 million, or 3%, from $31 million to $32 million. The decline in Professional Services project revenues is driven by client timing delays.

Professional Services Gross Profit

Professional Services gross profit was $20 million for the Successor three months ended June 30, 2022, as compared to $26 million for the Predecessor prior year period. The decrease of $6 million, or 23%, was primarily due to increases in costs associated with growth of forecasted future revenues, including investments in key resources and revenue declines as discussed above.

Professional Services Adjusted EBITDA

Professional Services Adjusted EBITDA was ($3) million for the Successor three months ended June 30, 2022, as compared to $7 million for the Predecessor prior year period. The decrease of $10 million, or 143%, is primarily due to increases in costs associated with growth of forecasted future revenues, including investments in our commercial functions. For the Successor three months ended June 30, 2022, material expenses and benefits attributable to the Professional Services segment that are not included in Professional Services Adjusted EBITDA included depreciation and intangible amortization of $2 million and share-based compensation of $5 million, offset by gains from change in fair values of financial instruments and the TRA of $8 million. For the Predecessor three months ended June 30, 2021, material expenses attributable to the Professional Services segment that are not included in Professional Services Adjusted EBITDA included depreciation and intangible amortization of $7 million and share-based compensation of $1 million.

Professional Services Segment Results of Operations for the Six Months Ended June 30, 2022 (Successor) Compared to the Six Months Ended June 30, 2021 (Predecessor)

Professional Services Revenue

Professional Services revenue was $181 million for the Successor six months ended June 30, 2022, as compared to $184 million for the Predecessor prior year period. The decrease of $3 million, or 2%, was due to a decrease in project revenues of $5 million, or 4%, from $124 million to $119 million, partially offset by an increase of recurring revenues of $2 million, or 3%, from $60 million to $62 million. The decline in Professional Services project revenues is driven by client timing delays.

Professional Services Gross Profit

Professional Services gross profit was $39 million for the Successor six months ended June 30, 2022, as compared to $46 million for the Predecessor prior year period. The decrease of $7 million, or 15%, was primarily due to increases in costs associated with growth of forecasted future revenues, including investments in key resources and revenue declines as discussed above.

Professional Services Adjusted EBITDA

Professional Services Adjusted EBITDA ($3) million for the Successor six months ended June 30, 2022, as compared to $7 million for the Predecessor prior year period. The decrease of $10 million, or 143%, is primarily due to increases in costs associated with growth of forecasted future revenues, including investments in our commercial functions. For the Successor six months ended June 30, 2022, material expenses and benefits attributable to the Professional Services segment that are not included in Professional Services Adjusted EBITDA included depreciation and intangible amortization of $5 million and share-based compensation of $9 million, partially offset by gains from change in fair values of financial instruments and the TRA of $10 million. For the Predecessor six months ended June 30, 2021, material expenses attributable to the Professional Services segment that are not included in Professional Services Adjusted EBITDA included depreciation and intangible amortization of $13 million and share-based compensation of $1 million.

Hosted Business Results

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
($ in millions)	2022	2022	2021	2021
Hosted Business Revenue
Recurring revenue	$10	$22	$11	$21
Total Hosted Business Revenue	10	22	$11	$21
Hosted Business Gross Profit	$(1)	$(1)	$—	$(3)
Hosted Business Gross Profit Margin	-10%	-5%	0%	-14%
Hosted Business Adjusted EBITDA(1)	$(2)	$(2)	$—	$(3)
Hosted Business Adjusted EBITDA Margin	-21%	-9%	0%	-14%

(1)
A reconciliation of the Company's Net Income (Loss) to Adjusted EBITDA on a consolidated basis is presented above under "Non-GAAP Financial Measures."

Hosted Business Segment Results of Operations for the Three Months Ended June 30, 2022 (Successor) Compared to the Three Months Ended June 30, 2021 (Predecessor)

Hosted Business Revenue

Hosted Business revenue was $10 million for the Successor three months ended June 30, 2022 as compared to $11 million for the Predecessor prior year period. The decrease of $1 million, or 9%, was due to volumes.

Hosted Business Gross Profit

Hosted Business gross profit was ($1) million for the Successor three months ended June 30, 2022, as compared to an immaterial amount for the Predecessor prior year period. The decrease of $1 million was due to lower revenue as discussed above.

Hosted Business Adjusted EBITDA

Hosted Business Adjusted EBITDA was ($2) million for the Successor three months ended June 30, 2022, as compared to an immaterial amount for the Predecessor prior year period. The decrease of $2 million was primarily due to lower revenue as discussed above. For the Successor three months ended June 30, 2022, material expenses attributable to the Hosted Business segment that are not included in Hosted Business Adjusted EBITDA included share-based compensation of $1 million. For the Predecessor three months ended June 30, 2021, material expenses attributable to the Hosted Business segment that are not included in Hosted Business Adjusted EBITDA included depreciation and intangible amortization of $1 million.

Hosted Business Segment Results of Operations for the Six Months Ended June 30, 2022 (Successor) Compared to the Six Months Ended June 30, 2021 (Predecessor)

Hosted Business Revenue

Hosted Business revenue was $22 million for the Successor six months ended June 30, 2022 as compared to $21 million for the Predecessor prior year period. The increase of $1 million, or 5%, was due to volumes.

Hosted Business Gross Profit

Hosted Business gross profit ($1) million for the Successor six months ended June 30, 2022, as compared to immaterial for the Predecessor prior year period. The decrease of $1 million was due to lower revenue as discussed above.

Hosted Business Adjusted EBITDA

Hosted Business Adjusted EBITDA was ($2) million for the Successor six months ended June 30, 2022, as compared to an immaterial amount for the Predecessor prior year period. The decrease of $2 million was primarily due to lower revenue as discussed above. For the Successor six months ended June 30, 2022, material expenses attributable to the Hosted Business segment that are not included in Hosted Business Adjusted EBITDA included depreciation and intangible amortization of $1 million and share-based compensation of $1 million. For the Predecessor six months ended June 30, 2021 material expenses attributable to the Hosted Business segment that are not included in Hosted Business Adjusted EBITDA included depreciation and intangible amortization of $2 million.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.

We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our Tax Receivable Agreement and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at June 30, 2022 remains strong. We continue to closely monitor and proactively manage our liquidity position in light of changing economic conditions and the impact of a rising interest rate environment.

Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Successor	Predecessor
	Six Months Ended	Six Months Ended
	June 30,	June 30,
(in millions)	2022	2021
Cash provided by operating activities	$118	$58
Cash used for investing activities	(79)	(55)
Cash used for financing activities	(56)	(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	—
Net decrease in cash, cash equivalents and restricted cash	(26)	(61)
Cash, cash equivalents, and restricted cash at end of period	$1,626	$1,475

Operating Activities

Net cash provided by operating activities increased by $60 million to $118 million for the Successor six months ended June 30, 2022 from $58 million for the Predecessor prior year period, driven by an increase in our net income position and a decrease in working capital requirements, partially offset by lower non-cash items. Working capital requirements decreased by $4 million primarily related to cash receipts related to commissions receivable and net impacts of higher deferred revenues and costs associated with new client implementations, partially offset by the timing of billings. The decrease in non-cash items of $8 million is primarily due to gains from changes in fair value for both financial instruments and the tax receivable agreement, partially offset by higher intangible amortization and share-based compensation expenses, all of which were related to the Business Combination completed in the third quarter of 2021.

Investing Activities

Cash used for investing activities for the Successor six months ended June 30, 2022 and Predecessor six months ended June 30, 2021 was $79 million and $55 million, respectively, driven by capital expenditures.

Financing Activities

Cash used for financing activities for the Successor six months ended June 30, 2022 was $56 million. The primary drivers of the cash used for financing activities were loan repayments of $126 million, payments for deferred consideration of $81 million, finance lease payments of $17 million, payments for settlements related to interest rate swaps of $6 million and financing fees related to debt refinancing of $3 million, partially offset by a net increase in the cash flow from borrowings of $104 million and client funds obligations of $74 million, primarily due to timing of client funding and subsequent disbursement of payments.

Cash used for financing activities for the Predecessor six months ended June 30, 2021 was $64 million. The primary drivers of the cash used for financing activities were loan repayments of $124 million, finance lease payments of $17 million, a net decrease in the cash flow from client funds obligations of $15 million, primarily due to timing of client funding and subsequent disbursement of payments, payments for settlements related to interest rate swaps of $14 million, unit repurchases of $2 million, and payments for contingent consideration of $1 million, partially offset by bank borrowings of $110 million.

Cash, Cash Equivalents and Fiduciary Assets

At June 30, 2022, our cash and cash equivalents were $272 million, a decrease of $100 million from December 31, 2021. Of the total balances of cash and cash equivalents as of June 30, 2022 and December 31, 2021, none of the balances were restricted as to use.

Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Condensed Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash of $1,354 million and $1,280 million at June 30, 2022 and December 31, 2021, respectively.

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

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. As of June 30, 2022, we do not expect to make any material payments within the next year, and anticipate payments to become more material beginning in 2024.

Contractual Obligations and Commitments

There have been no material changes to our obligations and commitments during the six months ended June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Change in Titles of Named Executive Officers

On August 1, 2022, the Board approved a change in title for each of Gregory R. Goff and Cesar Jelvez, with such changes becoming effective immediately. Mr. Goff’s title has been changed from Chief Product and Technology Officer to Chief Technology and Delivery Officer. Mr. Jelvez’s title has been changed from Chief Customer Experience Officer to Chief Professional Services and Global Payroll Officer. The changes were made in connection with an internal realignment of certain management responsibilities among the current executive team. No salary or other compensation changes were made in connection with either Mr. Goff’s or Mr. Jelvez’s changes in title.

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

Alight, Inc.

(Registrant)

Date: August 4, 2022	By:	/s/ Stephan Scholl
Stephan Scholl
Chief Executive Officer

Date: August 4, 2022	By:	/s/ Katie Rooney
Katie Rooney
Chief Financial Officer