Form 10-Q
period 2022-09-30
Alight, Inc. / Delaware
filed 2022-11-03
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 464,365,807 shares of Class A Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-2 Common Stock, par value $0.0001 per share, 75,800,317 shares of Class V Common Stock, par value $0.0001 per share, 5,046,819 shares of Class Z-A Common Stock, par value $0.0001 per share, 274,379 shares of Class Z-B-1 Common Stock, par value $0.0001 per share, and 274,379 shares of Class Z-B-2 Common Stock, par value $0.0001 per share, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
declines in economic activity in the industries, markets, and regions our clients serve, including as a result of macroeconomic factors beyond our control, increases in inflation rates or interest rates or changes in monetary and fiscal policies;
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
•
contracting with government clients;
•
the significant control certain existing investors have over us;
•
the potential for conflicts of interest arising out of any members of our board of directors allocating their time to other businesses and not exclusively to us, and the fact that our charter contains a corporate opportunities waiver so directors will not be required to present potential business opportunities to us;
•
the incurrence of increased costs and becoming subject to additional regulations and requirements as a result of being a public company;
•
changes in our capital structure, including from the issuance of new shares by us or sales of shares by existing investors, which could adversely affect the market price of our stock;
•
our obligations under our Tax Receivable Agreement (as defined below); and
•
changes to our credit ratings or interest rates which could affect our financial resources, ability to raise additional capital, generate sufficient cash flows, or generally maintain operations; and other risks and uncertainties indicated in this report and our other public filings, including those set forth under the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on March 10, 2022 (the "Annual Report").

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alight, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
(in millions, except share and per share amounts)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$304	$372
Receivables, net	578	515
Other current assets	270	302
Total Current Assets Before Fiduciary Assets	1,152	1,189
Fiduciary assets	1,354	1,280
Total Current Assets	2,506	2,469
Goodwill	3,624	3,638
Intangible assets, net	3,926	4,170
Fixed assets, net	296	236
Deferred tax assets, net	6	3
Other assets	545	472
Total Assets	$10,903	$10,988

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$404	$406
Current portion of long-term debt, net	31	38
Other current liabilities	257	401
Total Current Liabilities Before Fiduciary Liabilities	692	845
Fiduciary liabilities	1,354	1,280
Total Current Liabilities	2,046	2,125
Deferred tax liabilities	44	36
Long-term debt, net	2,801	2,830
Long-term tax receivable agreement	511	581
Financial instruments	82	135
Other liabilities	295	353
Total Liabilities	$5,779	$6,060
Commitments and Contingencies (Note 19)
Stockholders' Equity
Class A Common Stock; $0.0001 par value, 1,000,000,000 shares authorized; 464,365,807 issued and outstanding as of September 30, 2022	$—	$—
Class B Common Stock; $0.0001 par value, 20,000,000 shares authorized; 9,980,906 issued and outstanding as of September 30, 2022	—	—
Class V Common Stock; $0.0001 par value, 175,000,000 shares authorized; 75,800,317 issued and outstanding as of September 30, 2022	—	—
Class Z Common Stock; $0.0001 par value, 12,900,000 shares authorized; 5,595,577 issued and outstanding as of September 30, 2022	—	—
Treasury stock	(12)	—
Additional paid-in-capital	4,366	4,228
Retained deficit	(93)	(96)
Accumulated other comprehensive income	87	8
Total Alight, Inc. Equity	$4,348	$4,140
Noncontrolling interest	776	788
Total Stockholders' Equity	$5,124	$4,928
Total Liabilities and Stockholders' Equity	$10,903	$10,988

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Alight, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Successor			Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
(in millions, except per share amounts)	2022	2022	2021	2021
Revenue	$750	$2,190	$690	$1,361
Cost of services, exclusive of depreciation and amortization	523	1,497	442	888
Depreciation and amortization	15	39	10	38
Gross Profit	212	654	238	435

Operating Expenses
Selling, general and administrative	178	475	135	222
Depreciation and intangible amortization	84	254	78	111
Total operating expenses	262	729	213	333
Operating (Loss) Income	(50)	(75)	25	102
Other Expense (Income)
Loss (Gain) from change in fair value of financial instruments	10	(53)	90	—
(Gain) Loss from change in fair value of tax receivable agreement	(20)	(63)	27	—
Interest expense	31	89	28	123
Other (income) expense, net	(6)	(14)	—	9
Total other expense (income), net	15	(41)	145	132
Loss Before Income Tax Benefit	(65)	(34)	(120)	(30)
Income tax benefit	(20)	(28)	—	(5)
Net Loss	(45)	(6)	(120)	(25)
Net loss attributable to noncontrolling interests	(8)	(9)	(13)	—
Net (Loss) Income Attributable to Alight, Inc.	$(37)	$3	$(107)	$(25)

Earnings Per Share
Basic (net loss) earnings per share	$(0.08)	$0.01	$(0.24)
Diluted (net loss) earnings per share	$(0.08)	$0.00	$(0.24)

Net Loss	$(45)	$(6)	$(120)	$(25)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	45	122	(1)	23
Foreign currency translation adjustments	(13)	(28)	(2)	8
Total other comprehensive income (loss), net of tax:	32	94	(3)	31
Comprehensive (Loss) Income Before Noncontrolling Interests	(13)	88	(123)	6
Comprehensive (loss) income attributable to noncontrolling interests	(2)	6	(13)	—
Comprehensive (Loss) Income Attributable to Alight, Inc.	$(11)	$82	$(110)	$6

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Alight, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Successor
					Accumulated
			Additional		Other	Total		Total
	Common	Treasury	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2021	$—	$—	$4,228	$(96)	$8	$4,140	$788	$4,928
Net loss	—	—	—	(11)	—	(11)	(2)	(13)
Other comprehensive income, net	—	—	—	—	36	36	8	44
Measurement period adjustment	—	—	—	—	—	—	(1)	(1)
Conversion of noncontrolling interest	—	—	7	—	—	7	(13)	(6)
Share-based compensation expense	—	—	33	—	—	33	—	33
Shares vested, net of shares withheld in lieu of taxes	—	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2022	$—	$—	$4,267	$(107)	$44	$4,204	$780	$4,984
Net income	—	—	—	51	—	51	1	52
Other comprehensive income, net	—	—	—	—	17	17	1	18
Conversion of noncontrolling interest	—	—	2	—	—	2	(3)	(1)
Share-based compensation expense	—	—	42	—	—	42	—	42
Balance at June 30, 2022	$—	$—	$4,311	$(56)	$61	$4,316	$779	$5,095
Net loss	—	—	—	(37)	—	(37)	(8)	(45)
Other comprehensive income, net	—	—	—	—	26	26	6	32
Conversion of noncontrolling interest	—	—	1	—	—	1	(1)	—
Share-based compensation expense	—	—	54	—	—	54	—	54
Share repurchases	—	(12)	—	—	—	(12)	—	(12)
Balance at September 30, 2022	$—	$(12)	$4,366	$(93)	$87	$4,348	$776	$5,124

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

Alight, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor		Predecessor
	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	June 30,
(in millions)	2022	2021	2021
Cash flows from operating activities
Net loss	$(6)	$(120)	$(25)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation	56	14	49
Intangible amortization expense	237	74	100
Noncash lease expense	19	6	10
Financing fee and premium amortization	(1)	(1)	9
Share-based compensation expense	129	15	5
(Gain) loss from change in fair value of financial instruments	(53)	90	—
(Gain) loss from change in fair value of tax receivable agreement	(63)	27	—
Release of unrecognized tax provision	(29)	—	1
Deferred tax benefit	(6)	(1)	(1)
Other	4	—	1
Change in assets and liabilities:
Receivables	(73)	(22)	51
Accounts payable and accrued liabilities	(2)	14	(45)
Other assets and liabilities	(11)	(103)	(97)
Cash provided by (used for) operating activities	$201	$(7)	$58
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	—	(1,394)	—
Capital expenditures	(115)	(27)	(55)
Cash used for investing activities	$(115)	$(1,421)	$(55)
Cash flows from financing activities
Net increase (decrease) in fiduciary liabilities	74	453	(15)
Members' equity unit repurchase	—	—	(2)
Borrowings from banks	104	576	110
Financing fees	(3)	(7)	—
Repayments to banks	(134)	(57)	(124)
Principal payments on finance lease obligations	(20)	(7)	(17)
Settlements of interest rate swaps	—	(4)	(14)
Tax payment for shares/units withheld in lieu of taxes	(1)	—	(1)
Deferred and contingent consideration payments	(81)	—	(1)
FTAC share redemptions	—	(142)	—
Proceeds related to FTAC investors	—	1,813	—
Repurchase of shares	(12)	—	—
Cash (used for) provided by financing activities	$(73)	$2,625	$(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	4	—
Net increase (decrease) in cash, cash equivalents and restricted cash	6	1,201	(61)
Cash, cash equivalents and restricted cash at beginning of period	1,652	1,036	1,536
Cash, cash equivalents and restricted cash at end of period	$1,658	$2,237	$1,475

Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$304	769	$460
Restricted cash included in fiduciary assets	1,354	1,468	1,015
Total cash, cash equivalents and restricted cash	$1,658	$2,237	$1,475

Supplemental disclosures:
Interest paid	$89	$26	$112
Income taxes paid	14	4	5

Supplemental disclosure of non-cash financing activities:
Fixed asset additions acquired through finance leases	$7	$1	$2
Right of use asset additions acquired through operating leases	9	—	10

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

On July 2, 2021 (the “Closing Date”), FTAC completed the business combination (the “Business Combination”) with Alight Holding Company, LLC (f/k/a Tempo Holding Company, LLC) (“Alight Holdings” or the “Predecessor”) contemplated by the Business Combination Agreement (as amended and restated as of April 29, 2021) between FTAC, Alight Holdings and other interested parties (the “Business Combination Agreement”). On the Closing Date, pursuant to the Business Combination Agreement, FTAC became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”) and was renamed Alight Group, Inc. As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings that went into effect upon the completion of the Business Combination. As of September 30, 2022, Alight owns approximately 86% of the economic interest in Alight Holdings, but has 100% of the voting power and controls the management of Alight Holdings. As of September 30, 2022, the non-voting ownership percentage held by noncontrolling interest was approximately 14% (see Note 9 "Stockholders' and Members' Equity" for additional information).

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

Retiree Health Exchange

On October 1, 2021, the Company completed the acquisition of AON Retiree Health Exchange, Inc., a retiree health exchange, for consideration transferred of approximately $199 million. The acquisition was accounted for using the acquisition method under ASC 805, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The consideration and allocation of the purchase price to the fair value of the combined assets acquired and liabilities assumed is presented below.

The following table summarizes the purchase price allocation (in millions):

Receivables	$1
Other current assets	29
Deferred tax assets	1
Accounts payable and accrued liabilities	(13)
Intangible assets	104
Fair value of net assets acquired and liabilities assumed	122
Goodwill	77
Total consideration	$199

Measurement Period Adjustments

During the nine months ended September 30, 2022, the Company recorded a measurement period adjustment to its initial allocation of purchase price as a result of ongoing valuation procedures on assets acquired and liabilities assumed of an increase of $1 million to deferred tax assets. There was no impact on the Condensed Consolidated Statements of Comprehensive Income (Loss) from this measurement period adjustment.

Intangible Assets and Goodwill

Intangible assets include customer-related and contract-based intangibles and technology with estimated useful lives of 13 years and 5 years, respectively. Approximately $77 million has been allocated to goodwill, all of which was tax deductible.

5. Other Financial Data

Condensed Consolidated Balance Sheets Information

Receivables, net

The components of Receivables, net are as follows (in millions):

	September 30,	December 31,
	2022	2021
Billed and unbilled receivables	$586	$520
Allowance for expected credit losses	(8)	(5)
Balance at end of period	$578	$515

Other current assets

The components of Other current assets are as follows (in millions):

	September 30,	December 31,
	2022	2021
Deferred project costs	$43	$39
Prepaid expenses	64	66
Commissions receivable	54	148
Other	109	49
Total	$270	$302

Other assets

The components of Other assets are as follows (in millions):

	September 30,	December 31,
	2022	2021
Deferred project costs	$324	$274
Operating lease right of use asset	88	120
Commissions receivable	27	34
Other	106	44
Total	$545	$472

The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). During the Successor three and nine months ended September 30, 2022 and three months ended September 30, 2021, and the Predecessor six months ended June 30, 2021, total amortization expense of $12 million, $37 million, $17 million and $33 million was recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), respectively.

Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current assets as of September 30, 2022 and December 31, 2021 were $60 million and $1 million, respectively. The balances in Other assets as of September 30, 2022 and December 31, 2021 were $82 million and $16 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information).

Other current liabilities

The components of Other current liabilities are as follows (in millions):

	September 30,	December 31,
	2022	2021
Deferred revenue	$127	$148
Operating lease liabilities	39	44
Finance lease liabilities	26	27
Other	65	182
Total	$257	$401

Other liabilities

The components of Other liabilities are as follows (in millions):

	September 30,	December 31,
	2022	2021
Deferred revenue	$92	$55
Operating lease liabilities	104	139
Finance lease liabilities	22	34
Unrecognized tax positions	15	44
Other	62	81
Total	$295	$353

The current and non-current portions of deferred revenue relates to consideration received in advance of performance under client contracts. During the Successor nine months ended September 30, 2022 and the three months ended September 30, 2021, and the Predecessor six months ended June 30, 2021, revenue of approximately, $108 million, $22 million, and $101 million was recognized and recorded as deferred revenue at the beginning of each period.

Other current liabilities as of December 31, 2021 included an accrual for a deferred consideration payment of $83 million related to an acquisition completed in the fourth quarter of 2021. A payment of $81 million was made during the second quarter of 2022 and the remaining consideration will be paid during the fourth quarter of 2022.

Other current liabilities as of September 30, 2022 included the current portion of tax receivable agreement liability of $6 million (see Note 15 "Tax Receivable Agreement" for additional information).

The balance of unrecognized tax positions, included in other liabilities, includes the recognition of benefits of $29 million during the nine months ended September 2022 for uncertain tax positions for which the statute of limitations have lapsed (see Note 7 "Income Taxes" for additional information).

Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There were no outstanding balances as of September 30, 2022. The balances in Other current liabilities and Other liabilities as of December 31, 2021 were $8 million and $1 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information).

6. Goodwill and Intangible assets, net

The changes in the net carrying amount of goodwill are as follows (in millions):

	Employer	Professional
	Solutions	Services	Total
Balance as of December 31, 2021	$3,564	74	3,638
Measurement period adjustments	(7)	—	(7)
Foreign currency translation	(6)	(1)	(7)
Balance as of September 30, 2022	$3,551	73	3,624

Intangible assets by asset class are as follows (in millions):

	September 30, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer-related and contract based intangibles	$3,655	303	3,352	$3,662	$119	$3,543
Technology related intangibles	254	52	202	254	20	234
Trade name (finite life)	407	35	372	407	14	393
Total	$4,316	390	3,926	$4,323	$153	$4,170

The change in gross carrying amounts for customer-related and contract-based intangibles includes the unfavorable impact of foreign currency translation adjustments.

Amortization expense from finite-lived intangible assets for the Successor three and nine months ended September 30, 2022 and three months ended September 30, 2021, and the Predecessor six months ended June 30, 2021, was $78 million, $237 million, $74 million and $100 million respectively, which was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of September 30, 2022 (in millions, except for years):

	Net	Weighted-Average
	Carrying	Remaining
	Amount	Useful Lives
Intangible assets at September 30, 2022:
Customer-related and contract-based intangibles	$3,352	13.7
Technology-related intangibles	202	4.7
Trade name (finite life)	372	13.6
Total	$3,926

Subsequent to September 30, 2022, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related	Technology	Trade
	and Contract Based	Related	Name
	Intangibles	Intangibles	Intangible
2022 (October - December)	$61	$11	$7
2023	245	43	28
2024	245	43	28
2025	245	43	28
2026	245	42	27
Thereafter	2,311	20	254
Total amortization expense	$3,352	$202	$372

7. Income Taxes

The Company’s effective tax rates for the Successor three and nine months ended September 30, 2022 and the three months ended September 30, 2021, and the Predecessor six months ended June 30, 2021 were 31%, 82%, 0% and 16%, respectively.

The changes in the effective tax rates were primarily driven by the Business Combination as the Predecessor and certain of its subsidiaries operated in the U.S. as partnerships for income tax purposes and generally as corporate entities in non-U.S. jurisdictions. The Predecessor effective tax rate for the applicable period was substantially lower due to certain non-recurring items included in pre-tax and tax expense during the Successor periods.

The effective tax rates for the Successor three and nine months ended September 30, 2022 were higher than the 21% U.S. statutory corporate income tax rate. This difference is primarily due to the recognition of a benefit for an uncertain tax position for which the statute of limitations has lapsed, and partially offset by losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to ordinary income or loss for the reporting period. During the three months ended September 30, 2022, the Company determined that the historical method could not be used as the AETR became highly sensitive due to the amount of aggregate projected tax in relation to the projected ordinary income. The unusual circumstance which increases the aggregate projected tax relates to the relative mix of pretax income and loss in relation to the income tax expense or benefit that may be required or allowed in our various global jurisdictions. Accordingly, the Company calculated the provision for income taxes using the actual effective tax rate for the three months and nine months ended September 30, 2022.

8. Debt

Debt outstanding consisted of the following (in millions):

		September 30,	December 31,
	Maturity Date	2022	2021
Term Loan	May 1, 2024	$67	$72
Term Loan, Amended	October 31, 2026	—	1,958
Term Loan, Third Incremental(1)	August 31, 2028	—	517
Term Loan, B-1(2)	August 31, 2028	2,454	—
Secured Senior Notes	June 1, 2025	311	314
$294 million Revolving Credit Facility, Amended	August 31, 2026	—	—
Other	June 30, 2022	—	7
Total debt, net		2,832	2,868
Less: current portion of long-term debt, net		(31)	(38)
Total long-term debt, net		$2,801	$2,830

(1)
The net balance for the Third Incremental Term Loan at December 31, 2021 includes unamortized debt issuance costs of $6 million.
(2)
The net balance for the B-1 Term Loan at September 30, 2022 includes unamortized debt issuance costs of $9 million.

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

During the Successor nine months ended September 30, 2022, the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021, the Company made total principal payments of $24 million, $563 million, and $13 million, respectively. The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13 “Derivative Financial Instruments”).

Secured Senior Notes

In May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes have a maturity date of June 1, 2025 and accrue interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.

Revolving Credit Facility

In May 2017, the Company entered into a 5-year $250 million revolving credit facility with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the revolving credit facility to October 31, 2024. In August 2021, the Company replaced and refinanced the revolving credit facilities with a $294 million revolving credit facility with a maturity date of August 31, 2026. At September 30, 2022, $3 million of unused letters of credit related to various insurance policies and real estate leases were issued under the revolving credit facility and there were no additional borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During the Successor three and nine months ended September 30, 2022 and three months ended September 30, 2021, and the Predecessor six months ended June 30, 2021, the Company made immaterial payments related to these fees.

As part of the acquisition of NGA Human Resources ("NGA HR") during the year ended December 31, 2019, the Company acquired a revolving credit facility of approximately $20 million secured on the accounts receivable balance of NGA HR. During the nine months ended September 30, 2022, the Company made principal payments of $110 million, offset by borrowings of $104 million. Interest was calculated based on an applicable reference rate plus a margin. The facility was terminated on June 29, 2022, with all borrowings and associated interest repaid at that time.

Financing Fees, Premiums and Interest Expense

The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.

Total interest expense related to the debt instruments for the Successor three and nine months ended September 30, 2022 and three months ended September 30, 2021, and the Predecessor six months ended June 30, 2021, was $37 million, $92 million, $25 million and $105 million respectively, which included amortization of financing fees of $1 million, $2 million and $1 million benefits for the Successor three and nine months ended September 30, 2022 and the three months ended September 30, 2021, respectively, and an expense of approximately $8 million for the Predecessor six months ended June 30, 2021. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Principal Payments

Aggregate contractual principal payments as of September 30, 2022 are as follows (in millions):

Remainder of 2022 (October - December)	$8
2023	31
2024	83
2025	325
2026	25
Thereafter	2,356
Total payments	$2,828

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

Successor Equity

Preferred Stock

Upon the Closing of the Business Combination, 1,000,000 preferred shares, par value $0.0001 per share, were authorized. There were no preferred shares issued and outstanding as of September 30, 2022.

Class A Common Stock

As of September 30, 2022, 464,365,807 shares of Class A Common Stock, including 7,583,284 of shares of unvested Class A Common Stock, were legally issued and outstanding. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.

Class B Common Stock

Upon the Closing of the Business Combination, the Seller Earnouts resulted in the issuance of a total of 14,999,998 Class B instruments (including 797,386 unvested shares of Class B Common Stock related to employee compensation as of September 30, 2022) to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class B Common Stock, and the equityholders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unitholders”) received Class B common units of Alight Holdings.

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

Class B-1

As of September 30, 2022, 4,990,453 shares of Class B-1 Common Stock were legally issued and outstanding, including 398,693 unvested shares of Class B-1 Common Stock related to employee compensation. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

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

As of September 30, 2022, 2,509,546 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Class B-2

As of September 30, 2022, 4,990,453 shares of Class B-2 Common Stock were legally issued and outstanding, including 398,693 unvested shares of Class B-2 Common Stock related to employee compensation. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

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

As of September 30, 2022, 2,509,546 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3

Upon the Closing of the Business Combination, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There are no shares of Class B-3 Common Stock issued and outstanding as of September 30, 2022.

Class V Common Stock

As of September 30, 2022, 75,800,317 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unitholders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.

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

As of September 30, 2022, 5,595,577 shares of Class Z Common Stock (5,046,819 Class Z-A, 274,379 Class Z-B-1, and 274,379 Class Z-B-2) were legally issued and outstanding. Holders of shares of Class Z-A, Class Z-B-1 and Class Z-B-2 Common Stock are not entitled to voting rights. The Class Z shares convert into shares of Class A Common Stock, Class B-1 Common Stock or Class B-2 Common Stock, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

As of September 30, 2022, 3,075,930 Class Z common units (2,774,272 Class Z-A, 150,829 Class Z-B-1, and 150,829 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. The Class Z units convert into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

Class A Units

Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.

The Continuing Unitholders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of September 30, 2022, there were 540,166,124 Class A Units outstanding, of which 464,365,807 are held by the Company and 75,800,317 are held by the noncontrolling interest of the Company.

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

Exchange of Class A Units

During the nine months ended September 30, 2022, 1,659,370 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $17 million, recorded in Additional paid-in capital. Pursuant to the TRA, described in Note 15 "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $7 million, with offsets to Additional paid-in-capital.

Share Repurchase Program

On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase up to $100 million of issued and outstanding shares of Class A Common Stock, par value $0.0001 per share, from time to time, depending on market conditions and alternate uses of capital. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company.

During the three months ended September 30, 2022, 1,506,385 Class A Common Stock shares were repurchased under the Program for a total cost of $12 million (including broker commissions). As of September 30, 2022, there was $88 million remaining under the Program authorization for future share repurchases. Repurchased shares are reflected as Treasury Stock on the Consolidated Balance Sheets as a component of equity.

The following table reflects the changes in our outstanding stock:

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2021	456,282,881	4,990,453	4,990,453	77,459,687	5,595,577	—
Conversion of noncontrolling interest	1,239,256	—	—	(1,239,256)	—	—
Shares granted upon vesting	106,188	—	—	—	—	—
Issuance for compensation to non-employees(1)	13,743	—	—	—	—	—
Balance at March 31, 2022	457,642,068	4,990,453	4,990,453	76,220,431	5,595,577	—
Conversion of noncontrolling interest	333,715	—	—	(333,715)	—	—
Shares granted upon vesting	50,132	—	—	—	—	—
Issuance for compensation to non-employees(1)	20,258	—	—	—	—	—
Balance at June 30, 2022	458,046,173	4,990,453	4,990,453	75,886,716	5,595,577	—
Conversion of noncontrolling interest	86,399	—	—	(86,399)	—	—
Shares granted upon vesting	135,445	—	—	—	—	—
Issuance for compensation to non-employees(1)	20,891	—	—	—	—	—
Share repurchases	(1,506,385)	—	—	—	—	1,506,385
Balance at September 30, 2022	456,782,523	4,990,453	4,990,453	75,800,317	5,595,577	1,506,385

(1) Issued to certain members of the Board of Directors in lieu of cash retainer.

Dividends

There were no dividends declared during the Successor three and nine months ended September 30, 2022.

Accumulated Other Comprehensive Income

As of September 30, 2022, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.

Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments(1)	Swaps(2)	Total
Balance at December 31, 2021	$—	$8	$8
Other comprehensive (loss) income before reclassifications	(4)	53	49
Tax expense (benefit)	1	(14)	(13)
Other comprehensive (loss) income before reclassifications, net of tax	(3)	39	36
Amounts reclassified from accumulated other comprehensive income	—	—	—
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Net current period other comprehensive income, net of tax	(3)	39	36
Balance at March 31, 2022	$(3)	$47	$44
Other comprehensive (loss) income before reclassifications	(11)	19	8
Tax expense (benefit)	—	9	9
Other comprehensive (loss) income before reclassifications, net of tax	(11)	28	17
Amounts reclassified from accumulated other comprehensive income	—	—	—
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	—	—
Net current period other comprehensive income, net of tax	(11)	28	17
Balance at June 30, 2022	$(14)	$75	$61
Other comprehensive (loss) income before reclassifications	(11)	45	34
Tax expense (benefit)	1	(3)	(2)
Other comprehensive (loss) income before reclassifications, net of tax	(10)	42	32
Amounts reclassified from accumulated other comprehensive income	—	(6)	(6)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(6)	(6)
Net current period other comprehensive income, net of tax	(10)	36	26
Balance at September 30, 2022	$(24)	$111	$87

(1) Foreign currency translation adjustments include $13 million losses related to intercompany loans that have been designated long-term-investment nature.

(2) Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information.

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

Successor Awards

In connection with the Business Combination, the Company adopted the Alight, Inc. 2021 Omnibus Incentive Plan. Under this plan, for grants issued during the Successor three and nine months ended September 30, 2022, approximately 55% of the units are subject to time-based vesting requirements and approximately 45% are subject to performance-based vesting requirements. The majority of the time-based RSUs vest ratably each March 10 over a three-year period with one-third vesting on each of March 10, 2023, 2024 and 2025. The PRSUs granted in 2021 vest upon achievement of the Company’s performance goal, Total Contract Value of Business Process as a Service ("BPaaS"). The PRSUs granted in 2022 vest upon achievement of the Company’s performance goal, Total BPaaS Revenue and Total Consolidated Revenue.

The Company begins to recognize expense associated with the PRSUs when the achievement of the performance condition is deemed probable. During the nine months ended September 30, 2022, based on management's analysis of the corresponding performance conditions, the Company increased expected achievement levels related to the PRSUs granted in 2021.

The fair value of each RSU and PRSU is based upon the grant date market price. The aggregate grant date fair value of RSUs and PRSUs granted during the Successor nine months ended September 30, 2022 was approximately $45 million and $162 million, respectively.

Restricted Share Units and Performance Based Restricted Share Units

The following tables summarizes the unit activity related to the RSUs and PRSUs during the nine months ended September 30, 2022:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	RSUs(1)	Per Unit	PRSUs(1)(2)	Per Unit
Balance as of December 31, 2021	7,148,416	$12.27	16,743,113	$11.20
Granted	4,987,126	9.01	13,919,562	11.64
Vested	(498,081)	10.41	—	—
Forfeited	(1,206,180)	11.67	(2,269,972)	11.97
Balance as of September 30, 2022	10,431,281	$10.85	28,392,703	$11.30

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

Share-based Compensation

Total share-based compensation costs related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Successor			Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
	2022	2022	2021	2021
Cost of services, exclusive of depreciation and amortization	$12	$29	$3	$1
Selling, general and administrative	42	100	12	4
Total share-based compensation expense	$54	$129	$15	$5

As of September 30, 2022, total future compensation expense related to unvested RSUs was $79 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.4 years. As of September 30, 2022, total future compensation expense related to PRSUs was $189 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.6 years.

11. Earnings Per Share

Basic earnings per share is calculated by dividing the net income attributable to Alight, Inc. by the weighted average number of shares of Class A Common Stock issued and outstanding for the Successor periods. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that would then share in the net income of Alight, Inc. The Company’s Class V Common Stock and Class Z Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities and have not been included in either the basic or diluted earnings per share calculations.

In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of September 30, 2022, the Seller Earnouts were excluded from the diluted earnings per share calculations.

Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended	Nine Months Ended	Three Months Ended
	September 30,	September 30,	September 30,
	2022	2022	2021
Basic and diluted (net loss) earnings per share:
Numerator
Net (loss) income attributable to Alight, Inc. - basic	$(37)	$3	$(107)
Loss impact of conversion of noncontrolling interest	—	(1)	—
Net (loss) income attributable to Alight, Inc. - diluted	$(37)	$2	(107)
Denominator
Weighted-average shares outstanding - basic	457,904,703	457,535,329	438,968,920
Dilutive effect of the exchange of noncontrolling interest units	—	75,800,317	—
Dilutive effect of RSUs	—	770,953	—
Weighted-average shares outstanding - diluted	457,904,703	534,106,599	438,968,920
Basic (net loss) earnings per share	$(0.08)	$0.01	$(0.24)
Diluted (net loss) earnings per share	$(0.08)	$0.00	$(0.24)

For the Successor three and nine months ended September 30, 2022 and the three months ended September 30, 2021, 10,289,937, 9,518,984 and 9,988,297, respectively, unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

For the Successor three months ended September 30, 2022 and the three months ended September 30, 2021, 75,800,317 and 77,459,687, respectively, Alight Holdings Class A units related to noncontrolling interests were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

In addition, 14,999,998 shares related to the Seller Earnouts and 33,148,917 unvested PRSUs, based on maximum achievement levels, were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.

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

Information regarding the Company’s current reportable segments is as follows (in millions):

	Revenue

	Successor			Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
	2022	2022	2021	2021
Employer Solutions
Recurring	$583	$1,712	$522	$1,049
Project	62	170	65	107
Total Employer Solutions	645	1,882	587	1,156
Professional Services
Recurring	32	94	32	60
Project	63	182	61	124
Total Professional Services	95	276	93	184
Hosted Business	10	32	10	21
Total	$750	$2,190	$690	$1,361

There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

	Segment Profit

	Successor			Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
	2022	2022	2021	2021
Employer Solutions	$130	$419	$151	$274
Professional Services	3	—	4	7
Hosted Business	—	(2)	(2)	(3)
Total of all reportable segments	133	417	153	278
Share-based compensation	54	129	15	5
Transaction and integration expenses(1)	2	11	3	—
Non-recurring professional expenses(2)	—	—	17	18
Restructuring	23	43	3	9
Other(3)	5	16	2	(5)
Depreciation	21	56	14	49
Intangible amortization	78	237	74	100
Operating (Loss) Income	(50)	(75)	25	102
Loss (Gain) from change in fair value of financial instruments	10	(53)	90	—
(Gain) Loss from change in fair value of tax receivable agreement	(20)	(63)	27	—
Interest expense	31	89	28	123
Other (income) expense, net	(6)	(14)	—	9
Loss Before Income Tax Benefit	$(65)	$(34)	$(120)	$(30)

(1)
Transaction and integration expenses includes activity related to acquisitions.
(2)
Non-recurring professional expenses includes external advisor and legal costs related to the Company’s Business Combination completed in 2021.

(3)
For the Successor three and nine months ended September 30, 2022, Other primarily includes expenses related to debt refinancing completed in the first quarter of 2022 and other non-operational activities, offset by Other income, net. For the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021, Other includes long-term incentive expenses, offset by Other expense, net.

13. Derivative Financial Instruments

The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps

The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of September 30, 2022	Fixed Rate	Expiration Date
July 2021	August 2020	$89,863,420	$100,000,000	3.0680%	February 2023
December 2021	August 2020	$181,205,050	$481,038,832	0.7203%	April 2024
December 2021	August 2020	$388,877,200	$600,859,988	0.6826%	April 2024
December 2021	May 2022	$220,130,318	$219,176,668	0.4570%	April 2024
December 2021	May 2022	$306,004,562	$303,672,012	0.4480%	April 2024
December 2021	April 2024	$871,205,040	n/a	1.6533%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6560%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	n/a	2.5540%	December 2026

Concurrent with the Term Loan refinancing, we amended our interest rate swaps to incorporate Term SOFR. In accordance with Accounting Standards Codification Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR; as we are permitted to maintain the designation through the transition. Also during the Successor nine months ended September 30, 2022, we executed an additional interest rate swap, which has been designated as a cash flow hedge.

Our swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. As a result of hedge amendments in December 2021 and July 2021, the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments.

Financial Instrument Presentation

The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	September 30,	December 31,
	2022	2021
Assets
Other current assets	$60	$1
Other assets	$82	$16
Total	$142	$17

Liabilities
Other current liabilities	$—	$8
Other liabilities	—	1
Total	$—	$9

The Company estimates that approximately $59 million of derivative gains included in Accumulated other comprehensive income as of September 30, 2022 will be reclassified into earnings over the next twelve months.

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

In addition, a portion of the Seller Earnouts relates to Class Z instruments that were forfeited by individual equityholders and will be re-allocated to the holders of unvested management equity upon the ultimate vesting date. See Note 9 “Stockholders’ and Members’ Equity” for additional information regarding the Class Z instruments. This portion of Seller Earnouts is accounted for as a contingent consideration liability recorded at the fair value on the individual forfeiture date. These instruments are not subject to remeasurement at each balance sheet date. As of September 30, 2022, the balance for this portion of the Seller Earnouts was $1 million, offset in Loss (Gain) from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The majority of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date. At September 30, 2022 and December 31, 2021, the Seller Earnouts had a fair value of $81 million and $135 million, respectively. For the Successor three and nine months ended September 30, 2022, a loss of $10 million and a gain of $54 million, respectively, was recorded in Loss (Gain) from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The fair value of the Seller Earnouts is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurements"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 50%, risk-free interest rate of 4.03%, expected holding period of 5.76 years and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. An increase in the risk-free interest rate or expected volatility would result in an increase in the fair value measurement of the Seller Earnouts and vice versa.

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

The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at September 30, 2022 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.17%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 10.1%.

Subsequent to the Business Combination, we will record additional liabilities under the TRA when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the Successor nine months ended September 30, 2022, an additional TRA liability of $7 million was established as a result of these exchanges.

The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable
Agreement Liability
Beginning balance as of December 31, 2021	$581
Measurement period adjustment	(8)
Fair value remeasurement	(63)
Conversion of noncontrolling interest	7
Ending Balance as of September 30, 2022	517
Less: current portion included in other current liabilities	(6)
Total long-term tax receivable agreement liability	$511

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$142	$—	$142
Total assets recorded at fair value	$—	$142	$—	$142

Liabilities
Interest rate swaps	$—	$—	$—	$—
Contingent consideration liability	—	—	23	23
Seller Earnouts liability	—	—	81	81
Tax receivable agreement liability	—	—	510	510
Total liabilities recorded at fair value	$—	$—	$614	$614

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$17	$—	$17
Total assets recorded at fair value	$—	$17	$—	$17

Liabilities
Interest rate swaps	$—	$9	$—	$9
Contingent consideration liability	—	—	33	33
Seller Earnouts liability	—	—	135	135
Tax receivable agreement liability	—	—	581	581
Total liabilities recorded at fair value	$—	$9	$749	$758

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

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Successor			Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
	2022	2022	2021	2021
Beginning balance	$25	$33	$29	$26
Measurement period adjustments	—	(2)	—	2
Accretion of contingent consideration	—	1	—	1
Remeasurement of acquisition-related contingent consideration	(2)	(9)	—	—
Ending Balance	$23	$23	$29	$29

Non-Recurring Fair Value Measurements

The Company’s financial liabilities not measured at fair value on a recurring basis are as follows (in millions):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$31	$31	$38	$38
Long-term debt, net	2,801	2,724	2,830	2,834
Total	$2,832	$2,755	$2,868	$2,872

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

During the Successor nine months ended September 30, 2022, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.

17. Restructuring and Integration

During the third quarter of 2019, management initiated a restructuring and integration plan (the “Plan”) following the completion of the Hodges acquisition and in anticipation of the NGA HR acquisition, which was completed on November 1, 2019. The Plan is intended to integrate and streamline operations across the Company and is expected to generate cost reductions related to position eliminations and facility and system rationalizations. The Company expects to incur costs related to severance, contract and lease exits and other related costs. The Company expects these restructuring and integration activities and related expenses to affect continuing operations through the fourth quarter of 2022.

The Plan is expected to result in cumulative costs of approximately $155 million through the end of the Plan, consisting of approximately $68 million in severance and related benefits, and approximately $87 million in other costs, including technology realization, lease consolidation costs, advisory and consulting fees. The Plan is expected to generate annual cost savings of approximately $196 million by the end of 2022.

From the inception of the Plan through September 30, 2022, the Company has incurred total expenses of $148 million. These charges are recorded in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type that have been incurred through September 30, 2022 and are estimated to be incurred through the end of the Plan. Estimated costs by type may be revised in future periods as these assumptions are updated:

	Three Months Ended	Nine Months Ended		Estimated	Estimated
	September 30,	September 30,	Inception to	Remaining	Total
	2022	2022	Date	Costs	Cost(1)
Employer Solutions
Severance and Related Benefits	$4	$9	$55	$3	$58
Other Restructuring Costs(2)	12	25	70	2	72
Total Employer Solutions	$16	$34	$125	$5	$130
Professional Services
Severance and Related Benefits	$1	$1	$9	$1	$10
Other Restructuring Costs(2)	6	8	14	1	15
Total Professional Services	$7	$9	$23	$2	$25
Total Restructuring Costs	$23	$43	$148	$7	$155

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

As of September 30, 2022, approximately $7 million of the restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of December 31, 2021	$4	$—	$4
Restructuring charges	10	33	43
Cash payments	(10)	(37)	(47)
Non-cash charges(1)	—	7	7
Accrued restructuring liability as of September 30, 2022	$4	$3	$7

(1)
Non-cash charges relate to lease consolidation.
18. Employee Benefits

Defined Contribution Savings Plans

Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the Successor three and nine months ended September 30, 2022, and the three months ended September 30, 2021, and the Predecessor six months ended June 30, 2021, expenses were $14 million, $45 million, $11 million and $31 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

19. Commitments and Contingencies

Legal

The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at September 30, 2022 and December 31, 2021 were not significant.

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

Purchase Obligations

The Company’s expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $6 million, $26 million, $27 million, $9 million, $4 million and $3 million, for the remainder of 2022 and the years ended 2023, 2024, 2025, 2026 and thereafter, respectively.

Service Obligations

On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company.

The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $35 million, $147 million, $154 million, $162 million, $170 million and $332 million for the remainder of 2022 and the years ended 2023, 2024, 2025, 2026 and thereafter, respectively.

The Company may terminate its arrangement with Wipro for cause or for the Company’s convenience. In the case of a termination for convenience, the Company would be required to pay a termination fee, including certain of Wipro’s unamortized costs, plus 25% of any remaining portion of the minimum level of services the Company agreed to purchase from Wipro over the course of 10 years.

20. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Annual Report"). In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in the forward-looking statements as a result of many factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the captions "Risk Factors" and "Forward-Looking Statements."

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

On July 2, 2021 (the “Closing Date”), Foley Trasimene Acquisition Corp. ("FTAC") completed the business combination (the “Business Combination”) with Alight Holding Company, LLC (f/k/a Tempo Holding Company, LLC) (“Alight Holdings” or the “Predecessor”) contemplated by the Business Combination Agreement (as amended and restated as of April 29, 2021) between FTAC, Alight Holdings and other interested parties (the “Business Combination Agreement”). On the Closing Date, pursuant to the Business Combination Agreement, FTAC became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”) and was renamed Alight Group, Inc. As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings that went into effect upon the completion of the Business Combination. As of September 30, 2022, Alight owns approximately 86% of the economic interest in Alight Holdings, but has 100% of the voting power and controls the management of Alight Holdings. As of September 30, 2022, the non-voting ownership percentage held by noncontrolling interest was approximately 14%.

Principal Services and Segments

We currently report our results of operations in three segments: Employer Solutions, Professional Services and Hosted Business. Employer Solutions, Professional Services and Hosted Business accounted for approximately 86%, 13% and 1%, respectively, of consolidated revenue for both the Successor three and nine months ended September 30, 2022, and 85%, 14% and 1%, respectively, of consolidated revenue for both the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021.

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

Licensing and Regulation

Our business activities are subject to licensing requirements and extensive regulation under the laws of countries in which we operate, including United States (“U.S.”) federal and state laws. See the discussion contained in the "Risk Factors" section of our Annual Report for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

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

EXECUTIVE SUMMARY OF FINANCIAL RESULTS

While the Closing Date was July 2, 2021, we determined that as the impact of one day would be immaterial to the results of operations, we utilized July 1, 2021 as the date of the Business Combination for accounting purposes. As a result of the Business Combination, the following tables present selected financial data for the Successor three and nine months ended September 30, 2022, the Successor three months ended September 30, 2021, and the Predecessor six months ended June 30, 2021.

We prepared our discussion of the results of operations by comparing the results of the Successor three months ended September 30, 2022 to the Successor three months ended September 30, 2021. Additionally, we compared the results of the Successor nine months ended September 30, 2022 to the Successor three months ended September 30, 2021 and Predecessor six months ended June 30, 2021. In addition to presenting information for the Successor three months ended September 30, 2021 and Predecessor six months ended June 30, 2021 on a stand-alone basis, we have supplemented our discussion with combined information for the nine months ended September 2021. As the core business operations of the Predecessor and Successor were not significantly impacted by the consummation of the Business Combination, we believe the Successor nine months ended September 30, 2022 is comparable to the combined results for the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021 and provide enhanced comparability to the reader about the current year's results. We believe this approach provides the most meaningful basis of comparison and is useful in identifying current business trends for the periods presented. The combined results of operations for the nine months ended September 30, 2021 included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.

The following table sets forth our historical results of operations for the periods indicated below:

	Successor			Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
(in millions)	2022	2022	2021	2021
Revenue	$750	$2,190	$690	$1,361
Cost of services, exclusive of depreciation and amortization	523	1,497	442	888
Depreciation and amortization	15	39	10	38
Gross Profit	212	654	238	435

Operating Expenses
Selling, general and administrative	178	475	135	222
Depreciation and intangible amortization	84	254	78	111
Total operating expenses	262	729	213	333
Operating (Loss) Income	(50)	(75)	25	102
Other Expense (Income)
Loss (Gain) from change in fair value of financial instruments	10	(53)	90	—
(Gain) Loss from change in fair value of tax receivable agreement	(20)	(63)	27	—
Interest expense	31	89	28	123
Other (income) expense, net	(6)	(14)	—	9
Total other expense (income), net	15	(41)	145	132
Loss Before Income Tax Benefit	(65)	(34)	(120)	(30)
Income tax benefit	(20)	(28)	—	(5)
Net Loss	(45)	(6)	(120)	(25)
Net loss attributable to noncontrolling interests	(8)	(9)	(13)	—
Net (Loss) Income Attributable to Alight, Inc.	$(37)	$3	$(107)	$(25)

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

Change in Fair Value of Financial Instruments

Change in fair value of financial instruments includes the impact of the revaluation to fair value at the end of each reporting period for the Seller Earnouts contingent consideration.

Change in Fair Value of Tax Receivable Agreement

Change in fair value of Tax Receivable Agreement includes the impact of the revaluation to fair value at the end of each reporting period.

Interest Expense

Interest expense primarily includes interest expense related to our outstanding debt.

Other (Income) Expense, net

Other (income) expense, net includes non-operating expenses and income, including realized currency translation.

Results of Operations for the Three Months Ended September 30, 2022 (Successor) Compared to the Three Months Ended September 30, 2021 (Successor)

Revenue

Revenues were $750 million for the Successor three months ended September 30, 2022 as compared to $690 million for the Successor prior year period. The increase of $60 million reflects growth of 10% in our Employer Solutions segment and 2% in our Professional Services segment, with the Hosted Business segment flat. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, Business Process as a Service ("BPaaS") Solutions. These products capitalize on our robust data combined with AI & analytics to deliver greater employee engagement and employer outcomes. BPaaS products and services span across both the Employer Solutions and Professional Services segments and for the Successor three months ended September 30, 2022, we recorded BPaaS revenue of $151 million, which represents growth of 56% compared to the Successor prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and used as a metric of commercial activity by management and investors. For the Successor three months ended September 30, 2022, BPaaS bookings of $208 million represents growth of 16% compared to the Successor prior year period.

Recurring revenues increased by $61 million, or 11%, from $564 million to $625 million and are related to growth in Employer Solutions. Both Professional Services and the Hosted Business remained flat. Growth in Employer Solutions is a result of higher revenues related to acquisitions, increased volumes and increases in Net Commercial Activity. Project revenues decreased by $1 million, or 1%, from $126 million to $125 million and are related to a decline in Employer Solutions, partially offset by growth in Professional Services.

In addition, a majority of our revenue is generated in the U.S., which reflected all of the revenue increase for the Successor three months ended September 30, 2022 as compared to the Successor prior year period.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, increased $81 million, or 18%, for the Successor three months ended September 30, 2022 as compared to the Successor prior year period. The increase was primarily driven by acquisitions in the fourth quarter of 2021, higher costs related to growth in current and forecasted future revenues, including investments in key resources, and increased compensation expenses related to share-based awards.

Selling, General and Administrative

Selling, general and administrative expenses increased $43 million, or 32%, for the Successor three months ended September 30, 2022 as compared to the Successor prior year period. The increase was primarily driven by compensation expenses related to share-based awards.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses increased $6 million, or 8%, for the Successor three months ended September 30, 2022 as compared to the Successor prior year period. The increase was primarily driven by amortization related to acquisitions completed during the fourth quarter of 2021.

Change in Fair Value of Financial Instruments

The change in the fair value of financial instruments was a loss of $10 million for the Successor three months ended September 30, 2022, an improvement of $80 million compared to a loss of $90 million for the Successor prior year period. This improvement is a result of the required revaluation we must complete and the end of each reporting period and the impact of the exercise and redemption of warrant liabilities during the fourth quarter of 2021, which reduced the total financial instrument liability balance.

Change in Fair Value of Tax Receivable Agreement

The change in the fair value of the tax receivable agreement was a gain of $20 million for the Successor three months ended September 30, 2022, an improvement of $47 million compared to a loss of $27 million for the Successor prior year period. This revaluation gain is due to changes in the discount rate, partially offset by accretion of the liability and changes in the Company's assumptions related to the timing of the utilization of the tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period.

Interest Expense

Interest expense increased $3 million, or 11%, for the Successor three months ended September 30, 2022 as compared to the Successor prior year period. The increase was primarily due to higher interest expense on our Term Loan due to movement in market interest rates. See Note 8 “Debt” for additional information.

Loss before Income Tax Benefit

Loss before income tax benefit was $65 million for the Successor three months ended September 30, 2022, an improvement of $55 million compared to a loss before income tax benefit of $120 million for the Successor three months ended September 30, 2021, due to the drivers identified above.

Income Tax Benefit

Income tax benefit was $20 million for the Successor three months ended September 30, 2022, as compared to an immaterial income tax benefit for the Successor prior year period. The effective tax rate of 31% for the Successor three months ended September 30, 2022 is higher than the 21% U.S. statutory corporate income tax rate primarily due to the recognition of a benefit for an uncertain tax position for which the statute of limitations has lapsed, and partially offset by losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded. The effective tax rate of 0% for the Successor three months ended September 30, 2021 is lower than the 21% U.S. statutory corporate income tax rate primarily due to non-recurring non-deductible items related to the Business Combination. See Note 7 “Income Taxes” for additional information.

Results of Operations for the Nine Months Ended September 30, 2022 (Successor) Compared to the Predecessor Six Months Ended June 30, 2021 and Successor Three Months ended September 30, 2021

Revenue

Revenues were $2,190 million for the Successor nine months ended September 30, 2022, $690 million for the Successor three months ended September 30, 2021 and $1,361 million for the Predecessor six months ended June 30, 2021. The increase of $139 million, or 7%, over $2,051 million for the combined nine months ended September 30, 2021, reflects growth of 8% in our Employer Solutions segment and 3% in our Hosted Business segment, partially offset by a decline of less than 1% in our Professional Services segment. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. These products capitalize on our robust data combined with AI & analytics to deliver greater employee engagement and employer outcomes. BPaaS products and services span across both the Employer Solutions and Professional Services segments and for the Successor nine months ended September 30, 2022, we recorded BPaaS revenue of $393 million, which represents growth of 38% compared to the combined nine months ended September 30, 2021.

In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and used as a metric of commercial activity by management and investors. For the Successor nine months ended September 30, 2022, BPaaS bookings were $564 million, which represents growth of 23% compared to the combined nine months ended September 30, 2021.

Recurring revenues were $1,838 million for the Successor nine months ended September 30, 2022, $564 million for the Successor three months ended September 30, 2021 and $1,130 million for the Predecessor six months ended June 30, 2021. Recurring revenues increased $144 million, or 9%, from $1,694 million for the combined nine months ended September 30, 2021 to $1,838 million and as a result of growth in all three segments. Growth in Employer Solutions is a result of higher revenues related to acquisitions, increased volumes and increases in Net Commercial Activity. Growth in Professional Services is a result of increases in Net Commercial Activity.

Project revenues were $352 million for the Successor nine months ended September 30, 2022, $126 million for the Successor three months ended September 30, 2021, and $231 million for the Predecessor six months ended June 30, 2021. Project revenues decreased by $5 million, or 1%, from $357 million for the combined Successor and Predecessor prior year periods to $352 million and are related to a decline in Professional Services, partially offset by growth in Employer Solutions. The decline in Professional Services project revenues is driven by client timing delays.

In addition, a majority of our revenue is generated in the U.S., which reflected all of the revenue increase for the Successor nine months ended September 30, 2022 as compared to the combined nine months ended September 30, 2021.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, were $1,497 million for the Successor nine months ended September 30, 2022, $442 million for the Successor three months ended September 30, 2021 and $888 million for the Predecessor six months ended June 30, 2021. The increase of $167 million, or 13%, over $1,330 million for the combined nine months ended September 30, 2021, was primarily driven by acquisitions in the fourth quarter of 2021, higher costs related to growth in current and forecasted future revenues, including investments in key resources, and increased compensation expenses related to share-based awards.

Selling, General and Administrative

Selling, general and administrative expenses were $475 million for the Successor nine months ended September 30, 2022, $135 million for the Successor three months ended September 30, 2021 and $222 million for the Predecessor six months ended June 30, 2021. The increase of $118 million, or 33%, over $357 million for the combined nine months ended September 30, 2021 was primarily driven by compensation expenses related to share-based awards.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses were $254 million for the Successor nine months ended September 30, 2022, $78 million for the Successor three months ended September 30, 2021 and $111 million for the Predecessor six months ended June 30, 2021. The increase of $65 million, or 34%, over $189 million for the combined nine months ended September 30, 2021, was primarily driven by amortization related to the identifiable intangible assets acquired in conjunction with the Business Combination completed in the third quarter of 2021 and acquisitions completed during the fourth quarter of 2021.

Change in Fair Value of Financial Instruments

The change in fair value of financial instruments was a gain of $53 million for the Successor nine months ended September 2022 and a loss of $90 million for the Successor three months ended September 30, 2021. We did not have outstanding financial instruments in the Predecessor six months ended June 30, 2021, prior to the Business Combination. This improvement of $143 million is a result of the required revaluation we must complete and the end of each reporting period and the impact of the exercise and redemption of warrant liabilities during the fourth quarter of 2021, which reduced the total financial instrument liability balance.

Change in Fair Value of Tax Receivable Agreement

The change in the fair value of the tax receivable agreement was a gain of $63 million for the Successor nine months ended September 30, 2022 and a loss of $27 million for the Successor three months ended September 30, 2021. We did not have a tax receivable agreement in the Predecessor six months ended June 30, 2021, prior to the Business Combination. This improvement of $90 million is due to changes in the discount rate, partially offset by accretion of the liability and changes in the Company's assumptions related to the timing of the utilization of the tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period.

Interest Expense

Interest expenses were $89 million for the Successor nine months ended September 30, 2022, $28 million for the Successor three months ended September 30 2021 and $123 million for the Predecessor six months ended June 30, 2021. The decrease of $62 million, or 41%, over $151 million for the combined nine months ended September 30, 2021, was primarily due to the redemption of our Unsecured Senior Notes and partial paydown of the Term Loan in conjunction with the Business Combination completed during the third quarter of 2021. See Note 8 “Debt” for additional information.

Loss before Income Tax Benefit

Loss before income tax benefit was $34 million for the Successor nine months ended September 30, 2022, $120 million for the Successor three months ended September 30, 2021 and $30 million for the Predecessor six months ended June 30, 2021, which reflects an improvement of $116 million compared to a loss before income tax benefit of $150 million for the combined nine months ended September 30, 2021, due to the drivers identified above.

Income Tax Benefit

Income tax benefit was $28 million for the Successor nine months ended September 30, 2022, immaterial for the Successor three months ended September 30, 2021 and $5 million for the Predecessor six months ended June 30, 2021. The effective tax rate of 82% for the Successor nine months ended September 30, 2022 is higher than the 21% U.S. statutory corporate income tax rate primarily due to the recognition of a benefit for an uncertain tax position for which the statute of limitations has lapsed, and partially offset by losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded. The effective tax rate of 0% for the Successor three months ended September 30, 2021 is lower than the 21% U.S. statutory corporate income tax rate primarily due to non-recurring non-deductible items related to the Business Combination. The effective tax rate of 16% for the Predecessor six months ended June 30, 2021 was primarily driven by foreign and state income taxes payable in jurisdictions where the Company had operations that generated operating income. See Note 7 “Income Taxes” for additional information.

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

A reconciliation of Adjusted Net Income to Net (Loss) Income Attributable to Alight, Inc. and the computation of Adjusted Diluted Earnings Per Share is as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended
	September 30,	September 30,	September 30,
(in millions, except share and per share amounts)	2022	2022	2021
Numerator:
Net (Loss) Income Attributable to Alight, Inc.	$(37)	$3	$(107)
Conversion of noncontrolling interest	(8)	(9)	(13)
Intangible amortization	78	237	74
Share-based compensation	54	129	15
Transaction and integration expenses	2	11	3
Non-recurring professional expenses	—	—	17
Restructuring	23	43	3
Loss (Gain) from change in fair value of financial instruments	10	(53)	90
(Gain) Loss from change in fair value of tax receivable agreement	(20)	(63)	27
Other	(1)	2	2
Tax effect of adjustments (1)	(37)	(104)	(4)
Adjusted Net Income	$64	$196	$107

Denominator:
Weighted average shares outstanding - basic	457,904,703	457,535,329	438,968,920
Dilutive effect of the exchange of noncontrolling interest units	—	75,800,317	—
Dilutive effect of RSUs	—	770,953	—
Weighted average shares outstanding - diluted	457,904,703	534,106,599	438,968,920
Exchange of noncontrolling interest units(2)	75,800,317	—	77,459,687
Impact of warrants exercised(3)	—	—	59,633,274
Impact of unvested RSUs(4)	10,289,937	9,518,984	9,988,297
Adjusted shares of Class A Common Stock outstanding - diluted(5)	543,994,957	543,625,583	586,050,178

Basic (Net Loss) Earnings Per Share	$(0.08)	$0.01	$(0.24)
Diluted (Net Loss) Earnings Per Share	$(0.08)	$0.00	$(0.24)
Adjusted Diluted Earnings Per Share(6) (7)	$0.12	$0.36	$0.18

(1)
Income tax effects have been calculated based on statutory tax rates for both U.S. and foreign jurisdictions based on the Company's mix of income and adjusted for significant changes in fair value measurement.
(2)
Assumes the full exchange of the units held by noncontrolling interests for shares of Class A Common Stock of Alight, Inc. pursuant to the exchange agreement.
(3)
Assumes full conversion of outstanding warrants for shares of Class A Common Stock.
(4)
Includes non-vested time-based restricted stock units that were determined to be antidilutive for U.S. GAAP diluted earnings per share purposes.
(5)
The adjusted shares of Class A Common Stock diluted as of September 30, 2021 has been adjusted for comparability with all periods presented. The adjustment was to exclude the contingently issuable shares as noted in footnote 6 below.
(6)
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
(7)
Excludes 33,148,917 performance-based units, which represents maximum achievement of the respective performance conditions for units granted during the year ended December 31, 2021 and the nine months ended September 30, 2022.

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

A reconciliation of Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures to Net Loss is as follows:

	Successor			Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
(in millions)	2022	2022	2021	2021
Net Loss	$(45)	$(6)	$(120)	$(25)
Interest expense	31	89	28	123
Income tax benefit	(20)	(28)	—	(5)
Depreciation	21	56	14	49
Intangible amortization	78	237	74	100
EBITDA	65	348	(4)	242
Share-based compensation	54	129	15	5
Transaction and integration expenses (1)	2	11	3	—
Non-recurring professional expenses(2)	—	—	17	18
Restructuring	23	43	3	9
Loss (Gain) from change in fair value of financial instruments	10	(53)	90	—
(Gain) Loss from change in fair value of tax receivable agreement	(20)	(63)	27	—
Other(3)	(1)	2	2	4
Adjusted EBITDA	$133	$417	$153	$278
Capital expenditures	(36)	(115)	(27)	(55)
Adjusted EBITDA less Capital Expenditures	$97	$302	$126	$223

(1)
Transaction and integration expenses includes activity related to acquisitions.
(2)
Non-recurring professional expenses includes external advisor and legal costs related to the Company’s Business Combination completed in 2021.
(3)
For the Successor three and nine months ended September 30, 2022, other primarily includes expenses related to debt refinancing completed in the first quarter of 2022 and other non-operational activities. For the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021, other includes long-term incentive expenses.

Segment Revenue and Adjusted EBITDA

Employer Solutions Results

	Successor			Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
($ in millions)	2022	2022	2021	2021
Employer Solutions Revenue
Recurring revenue	$583	$1,712	$522	$1,049
Project revenue	62	170	65	107
Total Employer Solutions Revenue	$645	$1,882	$587	$1,156
Employer Solutions Gross Profit	$189	$593	$215	$392
Employer Solutions Gross Profit Margin	29%	32%	37%	34%
Employer Solutions Adjusted EBITDA(1)	$130	$419	$151	$274
Employer Solutions Adjusted EBITDA Margin	20%	22%	26%	24%

(1)
A reconciliation of the Company's Net Loss to Adjusted EBITDA on a consolidated basis is presented above under "Non-GAAP Financial Measures."

Employer Solutions Segment Results of Operations for the Three Months Ended September 30, 2022 (Successor) Compared to the Three Months Ended September 30, 2021 (Successor)

Employer Solutions Revenue

Employer Solutions revenue was $645 million for the Successor three months ended September 30, 2022 as compared to $587 million for the Successor prior year period. The overall increase of $58 million was due to an increase of recurring revenues of $61 million, or 12%, from $522 million to $583 million as a result of acquisitions, increased volumes and increases in Net Commercial Activity, partially offset by a decrease in project revenues of $3 million, or 5%, from $65 million to $62 million.

Employer Solutions Gross Profit

Employer Solutions gross profit was $189 million for the Successor three months ended September 30, 2022 as compared to $215 million for the Successor prior year period. The decrease of $26 million, or 12%, was primarily due to increases in costs associated with growth of current and forecasted future revenues and compensation expenses related to share-based awards, partially offset by revenue growth as discussed above.

Employer Solutions Adjusted EBITDA

Employer Solutions Adjusted EBITDA was $130 million for the Successor three months ended September 30, 2022, as compared to $151 million for the Successor prior year period. The decrease of $21 million was primarily due to increases in costs associated with growth of current and forecasted future revenues, including investments in our commercial functions and technology, partially offset by revenue growth as discussed above. For the Successor three months ended September 30, 2022, material expenses and benefits attributable to the Employer Solutions segment that are not included in Employer Solutions Adjusted EBITDA included depreciation and intangible amortization of $95 million and share-based compensation of $48 million, partially offset by net gains from change in fair value of financial instruments and the TRA of $10 million. For the Successor three months ended September 30, 2021, material expenses attributable to the Employer Solutions segment that are not included in Employer Solutions Adjusted EBITDA included losses from change in fair values of financial instruments and the TRA of $105 million, depreciation and intangible amortization of $86 million and share-based compensation of $13 million.

Employer Solutions Segment Results of Operations for the Nine Months Ended September 30, 2022 (Successor) Compared to the Combined Nine Months Ended September 30, 2021 (Successor and Predecessor)

Employer Solutions Revenue

Employer Solutions revenue was $1,882 million for the Successor nine months ended September 30, 2022, $587 million for the Successor three months ended September 30, 2021 and $1,156 million for the Predecessor six months ended June 30, 2021. The overall increase of $139 million over $1,743 for the combined nine months ended September 30, 2021, was due to an increase of recurring revenues of $141 million, or 9%, from $1,571 million to $1,712 million as a result of acquisitions, increased volumes and increases in Net Commercial Activity, partially offset by a decrease in project revenues of $2 million, or 1%, from $172 million to $170 million.

Employer Solutions Gross Profit

Employer Solutions gross profit was $593 million for the Successor nine months ended September 30, 2022, $215 million for the Successor three months ended September 30, 2021, and $392 million for the Predecessor six months ended June 30, 2021. The decrease of $14 million, or 2%, over $607 million for the combined nine months ended September 30, 2021 was primarily due to increases in costs associated with growth of current and forecasted future revenues and compensation expenses related to share-based awards, partially offset by revenue growth as discussed above.

Employer Solutions Adjusted EBITDA

Employer Solutions Adjusted EBITDA was $419 million for the Successor nine months ended September 30, 2022, $151 million for the Successor three months ended September 30, 2021 and $274 million for the Predecessor six months ended June 30, 2021. The decrease of $6 million, or 1%, over $425 million for the combined nine months ended September 30, 2021 was primarily due to increases in costs associated with growth of current and forecasted future revenues, including investments in our commercial functions and technology, partially offset by revenue growth as discussed above. For the Successor nine months ended September 30, 2022, material expenses and benefits attributable to the Employer Solutions segment that are not included in Employer Solutions Adjusted EBITDA included depreciation and intangible amortization of $283 million and share-based compensation of $113 million, partially offset by gains from change in fair values of financial instruments and the TRA of $106 million. For the Successor three months ended September 30, 2021, material expenses attributable to the Employer Solutions segment that are not included in Employer Solutions Adjusted EBITDA included losses from change in fair value of financial instruments and the TRA of $105 million, depreciation and intangible amortization of $86 million and share-based compensation of $13 million. For the Predecessor six months ended June 30, 2021, material expenses attributable to the Employer Solutions segment that are not included in Employer

Solutions Adjusted EBITDA included depreciation and intangible amortization of $134 million and share-based compensation of $4 million.

Professional Services Results

	Successor			Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
($ in millions)	2022	2022	2021	2021
Professional Services Revenue
Recurring revenue	$32	$94	$32	$60
Project revenue	63	182	61	124
Total Professional Services Revenue	$95	$276	$93	$184
Professional Services Gross Profit	$23	$62	$24	$46
Professional Services Gross Profit Margin	24%	22%	26%	25%
Professional Services Adjusted EBITDA(1)	$3	$—	$4	$7
Professional Services Adjusted EBITDA Margin	3%	0%	4%	4%

(1)
A reconciliation of the Company's Net Loss to Adjusted EBITDA on a consolidated basis is presented above under "Non-GAAP Financial Measures."

Professional Services Segment Results of Operations for the Three Months Ended September 30, 2022 (Successor) Compared to the Three Months Ended September 30, 2021 (Successor)

Professional Services Revenue

Professional Services revenue was $95 million for the Successor three months ended September 30, 2022 as compared to $93 million for the Successor prior year period. The increase of $2 million, or 2%, was due to an increase in project revenues of $2 million, or 3%, from $61 million to $63 million. Recurring revenues remained flat at $32 million for both periods.

Professional Services Gross Profit

Professional Services gross profit was $23 million for the Successor three months ended September 30, 2022 as compared to $24 million for the Successor prior year period. The decrease of $1 million, or 4%, was primarily due to increases in costs associated with growth of forecasted future revenues, including investments in key resources and revenue declines as discussed above, partially offset by revenue growth as discussed above.

Professional Services Adjusted EBITDA

Professional Services Adjusted EBITDA was $3 million for the Successor three months ended September 30, 2022 as compared to $4 million for the Successor prior year period. The decrease of $1 million, or 25%, is primarily due to increases in costs associated with growth of forecasted future revenues, partially offset by revenue growth as discussed above. For the Successor three months ended September 30, 2022, material expenses and benefits attributable to the Professional Services segment that are not included in Professional Services Adjusted EBITDA included depreciation and intangible amortization of $3 million and share-based compensation of $6 million. For the Successor three months ended September 30, 2021, material expenses attributable to the Professional Services segment that are not included in Professional Services Adjusted EBITDA included losses from change in fair values of financial instruments and the TRA of $12 million, depreciation and intangible amortization of $1 million, and share-based compensation of $2 million.

Professional Services Segment Results of Operations for the Nine Months Ended September 30, 2022 (Successor) Compared to the Six Months Ended June 30, 2021 (Predecessor) and the Three Months Ended September 30, 2021 (Successor)

Professional Services Revenue

Professional Services revenue was $276 million for the Successor nine months ended September 30, 2022, $93 million for the Successor three months ended September 30, 2021 and $184 million for the Predecessor six months ended June 30, 2021. The overall decrease of $1 million, or less than 1%, over $277 million for the combined nine months ended September 30, 2021 was due to a decrease in project revenues of $3 million, or 2%, from $185 million to $182 million, partially offset by an increase of recurring revenues of $2 million, or 2%, from $92 million to $94 million. The decline in Professional Services project revenues was driven by client timing delays.

Professional Services Gross Profit

Professional Services gross profit was $62 million for the Successor nine months ended September 30, 2022, $24 million for the Successor three months ended September 30, 2021 and $46 million for the Predecessor six months ended June 30, 2021. The decrease of $8 million, or 11%, over $70 million for the combined nine months ended September 30, 2021 was primarily due to increases in costs associated with growth of forecasted future revenues, including investments in key resources and revenue declines as discussed above.

Professional Services Adjusted EBITDA

Professional Services Adjusted EBITDA was an immaterial amount for the Successor nine months ended September 30, 2022, $4 million for the Successor three months ended September 30, 2021 and $7 million for the Predecessor six months ended June 30, 2021. The decrease of $11 million, or 100%, over $11 million for the combined nine months ended September 30, 2021 was primarily due to increases in costs associated with growth of forecasted future revenues, including investments in our commercial functions. For the Successor nine months ended September 30, 2022, material expenses and benefits attributable to the Professional Services segment that are not included in Professional Services Adjusted EBITDA included depreciation and intangible amortization of $8 million and share-based compensation of $15 million, partially offset by net gains from change in fair values of financial instruments and the TRA of $10 million. For the Successor three months ended September 30, 2021, material expenses attributable to the Professional Services segment that are not included in Professional Services Adjusted EBITDA included losses from change in fair values of financial instruments and the TRA of $12 million, depreciation and intangible amortization of $1 million, and share-based compensation of $2 million. For the Predecessor six months ended June 30, 2021, material expenses attributable to the Professional Services segment that are not included in Professional Services Adjusted EBITDA included depreciation and intangible amortization of $13 million and share-based compensation of $1 million.

Hosted Business Results

	Successor			Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	September 30,	June 30,
($ in millions)	2022	2022	2021	2021
Hosted Business Revenue
Recurring revenue	$10	$32	$10	$21
Total Hosted Business Revenue	10	32	10	$21
Hosted Business Gross Profit	$—	$(1)	$(1)	$(3)
Hosted Business Gross Profit Margin	0%	-3%	-10%	-14%
Hosted Business Adjusted EBITDA(1)	$—	$(2)	$(2)	$(3)
Hosted Business Adjusted EBITDA Margin	0%	-6%	-20%	-14%

(1)
A reconciliation of the Company's Net Loss to Adjusted EBITDA on a consolidated basis is presented above under "Non-GAAP Financial Measures."

Hosted Business Segment Results of Operations for the Three Months Ended September 30, 2022 (Successor) Compared to the Three Months Ended September 30, 2021 (Successor)

Hosted Business Revenue

Hosted Business revenue was $10 million for the Successor three months ended September 30, 2022 as compared to $10 million for the Successor prior year period.

Hosted Business Gross Profit

Hosted Business gross profit was an immaterial amount for the Successor three months ended September 30, 2022, as compared to ($1) million for the Successor prior year period.

Hosted Business Adjusted EBITDA

Hosted Business Adjusted EBITDA was an immaterial amount for the Successor three months ended September 30, 2022, as compared to ($2) million for the Successor prior year period. For the Successor three months ended September 30, 2021, material expenses attributable to the Hosted Business segment that are not included in Hosted Business Adjusted EBITDA included depreciation and intangible amortization of $1 million.

Hosted Business Segment Results of Operations for the Nine Months Ended September 30, 2022 (Successor) Compared to the Six Months Ended June 30, 2021 (Predecessor) and the Three Months Ended September 30, 2021

Hosted Business Revenue

Hosted Business revenue was $32 million for the Successor nine months ended September 30, 2022, $10 million for the Successor three months ended September 30, 2021 and $21 million for the Predecessor six months ended June 30, 2021. The increase of $1 million, or 3%, was due to volumes.

Hosted Business Gross Profit

Hosted Business gross profit ($1) million for the Successor nine months ended September 30, 2022, ($1) million for the Successor three months ended September 30, 2021 and ($3) million for the Predecessor six months ended June 30, 2021.

Hosted Business Adjusted EBITDA

Hosted Business Adjusted EBITDA was ($2) million for the Successor nine months ended September 30, 2022, ($2) million for the Successor three months ended September 30, 2021 and ($3) million for the Predecessor six months ended June 30, 2021. For the Successor nine months ended September 30, 2022, material expenses attributable to the Hosted Business segment that are not included in Hosted Business Adjusted EBITDA included depreciation and intangible amortization of $2 million and share-based compensation of $1 million. For the Successor three months ended September 30, 2021, material expenses attributable to the Hosted Business segment that are not included in Hosted Business Adjusted EBITDA included depreciation and intangible amortization of $1 million. For the Predecessor six months ended June 30, 2021 material expenses attributable to the Hosted Business segment that are not included in Hosted Business Adjusted EBITDA included depreciation and intangible amortization of $2 million.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.

We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our Tax Receivable Agreement and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at September 30, 2022 remains stable. We continue to closely monitor and proactively manage our liquidity position in light of changing economic conditions and the impact of a rising interest rate environment.

In August 2022, we established a repurchase program allowing for up to $100 million in authorized share repurchases. As of September 30, 2022, approximately $88 million remains available for share repurchases under our share repurchase program.

Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Successor		Predecessor
	Nine Months Ended	Three Months Ended	Six Months Ended
	September 30,	September 30,	September 30,
(in millions)	2022	2021	2021
Cash provided by (used for) operating activities	$201	$(7)	$58
Cash used for investing activities	(115)	(1,421)	(55)
Cash (used for) provided by financing activities	(73)	2,625	(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	4	—
Net increase (decrease) in cash, cash equivalents and restricted cash	6	1,201	(61)
Cash, cash equivalents, and restricted cash at end of period	$1,658	$2,237	$1,475

Operating Activities

Net cash for operating activities was $201 million cash provided for the Successor nine months ended September 30, 2022, $7 million cash used for the Successor three months ended September 30, 2021 and $58 million cash provided for the Predecessor six months ended June 30, 2021. Net cash provided by operating activities increased by $150 million, from $51 million for the combined nine months ended September 30, 2021, driven by a decrease in our net loss position and a decrease in working capital requirements, partially offset by lower non-cash items. Working capital requirements decreased by $116 million primarily related to cash receipts related to commissions receivable, net impacts of higher deferred revenues and costs associated with new client implementations, higher accounts payable as a result of the Company's ongoing focus on overall cash management, and deferred underwriting costs related to the Business Combination completed in the third quarter of 2021, partially offset by higher receivables due to increased revenues, which tend to be higher in the third and fourth quarters of each year. The decrease in non-cash items of $105 million is primarily due to improvements from changes in fair value for both financial instruments and the tax receivable agreement, partially offset by higher intangible amortization and share-based compensation expenses, all of which were related to the Business Combination completed in the third quarter of 2021.

Investing Activities

Cash used for investing activities for the Successor nine months ended September 30, 2022 was $115 million, driven by capital expenditures.

Cash used for investing activities for the Successor three months ended September 30, 2021 and the Predecessor six months ended June 30, 2021 was $1,421 million and $55 million, respectively. The primary drivers of the cash flow used for investing activities for the Successor three months ended September 30, 2021 was $1,394 million related to the Business Combination and $27 million of capital expenditures. For the Predecessor six months ended June 30, 2021, $55 million was driven by capital expenditures.

Financing Activities

Cash used for financing activities for the Successor nine months ended September 30, 2022 was $73 million. The primary drivers of the cash used for financing activities were loan repayments of $134 million, payments for deferred consideration of $81 million, finance lease payments of $20 million, repurchase of shares of $12 million and financing fees related to debt refinancing of $3 million, partially offset by a net increase in the cash flow from borrowings of $104 million and client funds obligations of $74 million, primarily due to timing of client funding and subsequent disbursement of payments.

Cash provided by financing activities for the Successor three months ended September 30, 2021 was $2,625 million. The primary drivers of the cash provided by financing activities were proceeds related to FTAC investors in connection with the Business Combination of $1,813 million, bank borrowings of $576 million, and a net increase in the cash flow from client funds obligations of $453 million, primarily due to timing of client funding and subsequent disbursement of payments, partially offset by FTAC share redemptions of $142 million, loan repayments of $57 million, finance lease payments of $7 million, financing fees related to new debt of $7 million, and payments for settlements related to interest rate swaps of $4 million.

Cash used for financing activities for the Predecessor six months ended June 30, 2021 was $64 million. The primary drivers of the cash used for financing activities were loan repayments of $124 million, finance lease payments of $17 million, net decrease in the cash flow from client funds obligations of $15 million, primarily due to timing of client funding and subsequent disbursement of payments, payments for settlements related to interest rate swaps of $14 million, unit repurchases of $2 million, and payments for contingent consideration of $1 million, partially offset by bank borrowings of $110 million.

Cash, Cash Equivalents and Fiduciary Assets

At September 30, 2022, our cash and cash equivalents were $304 million, a decrease of $68 million from December 31, 2021. Of the total balances of cash and cash equivalents as of September 30, 2022 and December 31, 2021, none of the balances were restricted as to use.

Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Condensed Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash of $1,354 million and $1,280 million at September 30, 2022 and December 31, 2021, respectively.

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

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. As of September 30, 2022, we do not expect to make any material payments within the next year, and anticipate payments to become more material beginning in 2024.

Contractual Obligations and Commitments

There have been no material changes to our obligations and commitments during the nine months ended September 30, 2022.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed on March 10, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes from the risk factors previously disclosed in the Company’s filing mentioned in the aforementioned paragraph.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of our Class A Common Stock that were made by us during the third quarter of 2022.

			Total number of	Approximate dollar
			shares purchased as	value of shares that may
			part of publicly	yet be purchased under
	Total number of	Average price	announced plans	the plans or programs
	shares purchased	paid per share(1)	or programs	(in millions)
July 1, 2022 through July 31, 2022	—	$—	—	$—
August 1, 2022 through August 31, 2022	—	$—	—	100
September 1, 2022 through September 30, 2022	1,506,385	$7.96	1,506,385	88
Balance as of September 30, 2022	1,506,385	$7.96	1,506,385	$88

(1)
Average price paid per share for open market purchases includes broker commissions.
(2)
On August 1, 2022, we announced a share repurchase program, under which we may repurchase up to $100 million of issued and outstanding shares of Class A Common Stock, par value $0.0001 per share, from time to time, depending on market conditions and alternate uses of capital, which has no expiration date and may be suspended or discontinued at any time. In the third quarter of 2022, we repurchased approximately 1.5 million common shares for $12 million, or approximately $7.96 per share, under this share repurchase program. For additional information, see Note 16 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

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

Alight, Inc.

(Registrant)

Date: November 3, 2022	By:	/s/ Stephan Scholl
Stephan Scholl
Chief Executive Officer

Date: November 3, 2022	By:	/s/ Katie Rooney
Katie Rooney
Chief Financial Officer