Form 10-K
period 2022-12-31
Alight, Inc. / Delaware
filed 2023-03-01
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2022, was $1,786,466,860.

As of February 24, 2023, the registrant had 478,210,719 shares of Class A Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-2 Common Stock, par value $0.0001 per share, 63,481,465 shares of Class V Common Stock, par value $0.0001 per share, 5,046,819 shares of Class Z-A Common Stock, par value $0.0001 per share, 274,379 shares of Class Z-B-1 Common Stock, par value $0.0001 per share, and 274,379 shares of Class Z-B-2 Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

i

Explanatory Note

This Annual Report on Form 10-K includes information pertaining to periods prior to the closing of the Business Combination (as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"). Refer to Note 1 “Basis of Presentation and Nature of Business” to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding the basis of presentation.

Disclaimer Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements that relate to expectations regarding future financial performance, and business strategies or expectations for our business. Forward-looking statements can often be identified by the use of words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” or similar expressions or the negative thereof. These forward-looking statements are based on information available as of the date of this report and the Company’s management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

A number of risks and uncertainties that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified under “Risk Factors” in Item 1A of this Annual Report on Form 10-K. These statements are based on assumptions that may not come true and are subject to significant risks and uncertainties.

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
•
recovery following a catastrophic event, disaster or other business continuity problem;
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
•
contracting with government clients;
•
the significant control certain legacy investors have over us;
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

•
changes in our capital structure, including from the issuance of new shares by us or sales of shares by legacy investors, which could adversely affect the market price of our stock;
•
our obligations under our Tax Receivable Agreement (as defined below);
•
changes to our credit ratings or interest rates which could affect our financial resources, ability to raise additional capital, generate sufficient cash flows, or generally maintain operations; and
•
other risks and uncertainties indicated in this report and our other public filings, including those set forth under the section entitled “Risk Factors” in our Annual Report on Form 10-K.

These risk factors do not identify all risks that we face, and our business, financial condition and results of operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present material risks.

Website and Social Media Disclosure

We use our website (www.alight.com) and our corporate Facebook (http://www.facebook.com/AlightGlobal), Instagram (@alight_solutions), LinkedIn (www.linkedin.com/company/alightsolutions), Twitter (@alightsolutions), and YouTube (www.youtube.com/c/AlightSolutions) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, filings made with the Securities and Exchange Commission (the "SEC") and public conference calls and webcasts. The information on our website is not part of this Annual Report.

The Company makes available free of charge on its website or provides a link on its website to the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company’s website and under the “Investors” heading, click on “Financials.”

PART I

Item 1. Business.

Throughout this section, references to “we,” “us,” and “our” refer to Alight and its consolidated subsidiaries as the context so requires.

Alight is defining the future of employee wellbeing through the power of our integrated health, wealth, wellbeing and payroll solutions powered by Alight Worklife®. Alight Worklife® is a high-tech employee engagement platform with a human touch – that brings together our mission-critical wellbeing solutions to our clients to drive better outcomes for organizations and individuals.

Against the current macro environment, both employers and employees face considerable challenges that impact their ability to succeed and thrive now and in the future. Employees are shouldering more and more responsibility for healthcare costs, while struggling with short-and-long-term financial needs in an inflationary environment, among other daily challenges. These trends have driven the need for integrated, personalized tools to help employees make more informed decisions around all aspects of their health, finances and wellbeing. For their part, employers are facing increasing cost pressures, ever-changing workforce regulations and evolving dynamics across the employer/employee relationship, driving the need for flexibility, engagement and effective solutions for compliance. We believe Alight is uniquely positioned between the employer and employee to address these factors and drive better outcomes for both.

We aim to be the pre-eminent employee experience partner by providing personalized experiences that help employees make the best decisions for themselves and their families about their health, wealth and wellbeing. At the same time, we help employers tackle their biggest people and business challenges by helping them understand prevalence, trends and risks to generate better outcomes for the future and realize a return on their people investment. Our data, analytics and Artificial Intelligence ("AI") allow us to deliver actionable insights that drive measurable outcomes for companies and their people. We provide solutions to manage health and retirement benefits, tools for payroll and HR management, as well as solutions to manage the workforce from the cloud. Our solutions include:

Employer Solutions: driven by our digital, software and AI-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing, including integrated benefits administration, healthcare navigation, financial wellbeing, leave of absence management, retiree healthcare and payroll. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. Our clients' employees benefit from an integrated platform and user experience, coupled with a full-service customer care center, helping them manage the full life cycle of their health, wealth and careers.

Professional Services: includes our project-based cloud deployment and consulting offerings that provide expertise with both human capital and financial platforms. Specifically, this includes cloud advisory and deployment, and optimization services for cloud platforms such as Workday, SAP SuccessFactors, Oracle, and Cornerstone OnDemand.

We deliver our solutions through a set of proprietary and partner technologies, a well-developed network of providers and a structured approach to instill and sustain enterprise-wide practices of excellence. Our solutions are supported through a secure and scalable cloud infrastructure, together with our core benefits processing platforms and consumer engagement tools and integrated with over 350 external platforms and partners. Our data and access across the breadth of human capital solutions provides us with comprehensive employee records to enable AI-driven, omnichannel engagement and a personalized, integrated experience for our clients’ employees. Through the use of predictive analytics and omnichannel engagement, Alight is able to tailor an employee experience that is unique to each individual’s needs and circumstance.

We generate primarily all of our revenue, which is highly recurring, from fees for services provided from contracts across all solutions, which is primarily based on a contracted fee charged per participant per period (e.g., monthly or annually, as applicable). Our contracts typically have three to five-year terms for ongoing services with mutual renewal options. The majority of our revenue is recognized over time when control of the promised services is transferred, and the customers simultaneously receive and consume the benefits of our services. Payment terms are consistent with industry practice.

We use annual revenue retention rates as some of the measures to manage our business. We calculate annual revenue retention by identifying the clients from whom we generate revenue in the prior year and determining what percentage of that revenue is generated from those same clients for the same solutions in the subsequent year.

Principal Services and Segments

We currently operate under three reportable segments, Employer Solutions, Professional Services and Hosted Business, which accounted for 87%, 12% and 1% of revenue, respectively, for the year ended December 31, 2022.

•
Employer Solutions: driven by our digital, software and AI-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing, including integrated benefits administration, healthcare navigation, financial wellbeing, leave of absence management, retiree healthcare and payroll. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. Our clients' employees benefit from an integrated platform and user experience, coupled with a full-service customer care center, helping them manage the full life cycle of their health, wealth and careers.
•
Professional Services: includes our project-based cloud deployment and consulting offerings that provide expertise with both human capital and financial platforms. Specifically, this includes cloud advisory and deployment, and optimization services for cloud platforms such as Workday, SAP SuccessFactors, Oracle, and Cornerstone OnDemand.
•
Hosted Business: delivers core HR and payroll services on hosted human capital management platforms, including Oracle. These services include ongoing application hosting and management of on-premises human capital management software.

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

We do not believe there is any single competitor with the breadth of our solutions, and thus our competitors vary for each of our solutions. Our primary competitors include Accenture, Accolade, ADP, bswift, Businessolver, Cognizant, Conduent, Deloitte, eHealth, Empower, Fidelity, GoHealth, Included Health, HealthEquity, Mercer, OneSource Virtual, Quantum Health, SD Worx, Voya, WTW, and Workday.

We compete primarily on the basis of product and service quality, technology, breadth of offerings, ease of use and accessibility of technology, data protection, innovation, trust and reliability, price, and reputation.

Human Capital Management

As of December 31, 2022, we employed more than 18,000 colleagues, approximately 67% of whom were located in the Americas, 18% were located in Europe, and 15% were located in Asia. In the United States, 66% of our colleagues identified as female and 41% of our colleagues self-identified as a minority group. We believe that our relations with our colleagues in all locations are positive.

Attracting, developing, and retaining talent is critical to executing our strategy and our ability to compete effectively. We believe in the importance of creating a diverse and inclusive work environment for our colleagues, supporting their wellbeing with fair and market-competitive pay and benefits, and investing in their growth and development.

We also value feedback from our colleagues and regularly survey them to understand how they feel about the company and subsequently take appropriate actions, if necessary, and employ employee engagement best practices to improve their work experience. Our efforts have resulted in being recognized as a Great Place to Work® for the fifth consecutive year and being listed among the top 100 companies for remote workers by Flexjobs.

Inclusion and Diversity

At Alight, we know that we cannot improve others’ lives without first enriching our own employees’ wellbeing. Diversity, equity, and inclusion ("DE&I") is essential to creating a sense of belonging in the workplace, and to making Alight a place where all colleagues can feel happy and fulfilled while serving our clients and their people with excellence. Our people bring a diverse range of backgrounds and perspectives to the table, and that diversity is what helps us better serve the needs of all our customers. This includes race, ethnicity, age, citizenship status, education, income, skills, gender identity, sexual orientation, nationality, physical or cognitive ability, beliefs, upbringing, and lived experiences. We are committed to developing these diverse talents so we can become stronger and brighter together. To increase cross-cultural sharing and appreciation, we prioritize global recognition of cultures and heritage and provide inclusion training.

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

Intellectual Property

Our intellectual property portfolio is primarily comprised of various copyrights (including copyrights in software) and trademarks, as well as certain trade secrets or proprietary know-how of our business. Our success has resulted in part from our proprietary methodologies, process and other intellectual property, such as certain of Alight's platforms. However, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

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

Information about our Executive Officers

The executive officers of the Company as of March 1, 2023 were as follows:

Name	Age	Position
Stephan D. Scholl	52	Chief Executive Officer
Katie J. Rooney	44	Chief Financial Officer
Gregory R. Goff	51	Chief Technology & Delivery Officer
Cesar Jelvez	49	Chief Professional Services and Global Payroll Officer
Michael J. Rogers	41	Chief Human Resources Officer
Dinesh V. Tulsiani	49	Chief Strategy Officer
Martin T. Felli	55	Chief Legal Officer and Corporate Secretary

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

Martin T. Felli has served as Alight’s Chief Legal Officer and Corporate Secretary since January 2023. Mr. Felli has more than 27 years of legal experience. Prior to joining Alight, Mr. Felli served as Executive Vice President, Chief Legal and Chief Administrative Officer at Blue Yonder Holding, Inc., a Blackstone Inc. (“Blackstone”) and New Mountain Capital (“New Mountain”) sponsored company, from 2018 to April 2022. Prior to that, Mr. Felli held other key legal leadership roles at Blue Yonder from 2013 to 2018, was General Counsel and Corporate Counsel at Ecotality, Inc., from 2011 to 2013, and held additional senior legal positions across a broad range of organizations including Clear Channel Outdoor, Inc., from 2006 to 2011, and HBO, from 2000 to 2004. In 2014, Mr. Felli voluntarily filed for personal bankruptcy under Chapter 7 in connection with certain real estate investments made from 2006-2008, and the bankruptcy was discharged on December 30, 2014. Mr. Felli holds a juris doctor degree from the University of Pennsylvania Law School and a B.A. magna cum laude from Baruch College.

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

The results of our business are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries, markets and regions these clients serve. The level of economic activity may be affected by unforeseen events, such as adverse weather conditions, natural disasters (including those as a result of climate change), catastrophic events, war (including the ongoing conflict between Russia and Ukraine), terrorism or public health conditions (including the ongoing COVID-19 pandemic). Additionally, substantial changes to trade, inflation rates, interest rates, currency exchange rates, monetary and fiscal policies, political conditions, employment rates (including as a result of an increasingly competitive job market), limitations on a government's spending and/or ability to issue debt, and constriction and volatility in the credit markets, may occur and would affect our business. For example, rising interest rates and challenging credit markets may adversely impact our clients’ ability to grow their business and contract with us. While interest rates had remained at historically low levels in recent years, the Federal Reserve Board significantly increased the federal funds rate in 2022 and has indicated that it expects continued increases in interest rates in 2023 and 2024 to combat rising inflation. Economic downturns in some markets may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and/or collectability of receivables could be adversely affected. Our contracts also depend upon the number of our clients’ employees or the number of participants in our clients’ employee benefit plans. If our clients become financially less stable, change their staffing models, enter bankruptcy, liquidate their operations or consolidate, that could result in layoffs or other reductions in the number of participants in our clients’ employee benefit plans. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resource (“HR”) functions. Reduced demand for our services could increase price competition and have an adverse effect on our financial condition or results of operations.

We face significant competition and our failure to compete successfully could have a material adverse effect on the financial condition and results of operations of our business.

Our competitors may have greater resources, larger customer bases, greater name recognition, stronger presence in certain geographies and more established relationships with their customers and suppliers than we have. In addition, new competitors, alliances among competitors or mergers of competitors could result in our competitors gaining significant market share and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to respond to the need for technological changes and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations. To respond to increased competition and pricing pressure, we may have to lower the cost of our solutions or decrease the level of service provided to clients, which could have an adverse effect on our financial condition or results of operations.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could expose us to legal liability, impair our reputation or have a negative impact on our operations, sales and operating results and could expose us to litigation and negatively impact our relationships with customers.

We rely on the efficient, uninterrupted and secure operation of complex information technology systems, and networks and data centers, some of which are within our business and some of which are outsourced to third-party providers, including cloud infrastructure service providers such as Amazon Web Services (AWS) and Microsoft Azure Cloud. We do not have control over the operations of such third parties. We also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by our data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our clients. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. In addition, any financial difficulties faced by our third-party data center’s operator or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. These facilities are vulnerable to damage or interruption from catastrophic events, such as earthquakes, hurricanes, floods, fires, cyber security attacks

(including "ransomware" and phishing attacks), terrorist attacks, power losses, telecommunications failures and similar events. The risk of cyber-attacks could be exacerbated by geopolitical tensions, including the ongoing Russia-Ukraine conflict, or other hostile actions taken by nation-states and terrorist organizations. While we have adopted, and continue to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The occurrence of a natural disaster (or other extreme weather as a result of climate change) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services and solutions. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services, or our own systems could negatively impact our relationships with customers and adversely affect our business and could expose us to third-party liabilities. Any errors, defects, disruptions or other performance problems with our information technology systems including any changes in service levels at our third-party data center could adversely affect our reputation and may damage our clients’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, subject us to potential liability or other expenses or adversely affect our renewal rates.

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

In many jurisdictions, including North America and the European Union, we are subject to laws and regulations relating to the collection, use, retention, security and transfer of information including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the HIPAA regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable protected health information, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and the European Union General Data Protection Regulation (“GDPR”). California also enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”) and the related California Privacy Rights Act (“CPRA”), that afford California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively, both laws of which emulate the CCPA and CPRA in many respects. The Virginia Consumer Data Protection Act took effect on January 1, 2023, and the Colorado Privacy Act takes effect on July 1, 2023. In 2021, two bills were introduced (or reintroduced) in the United States Senate: the 2021 Data Privacy Act, which would create an agency to enforce data protection rules, ensure that data practices are fair and transparent, and promote data protection and privacy innovation, and the Setting an American Framework to Ensure Data Access, Transparency, and Accountability Act, which seeks to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills/laws, such as consent requirements for sensitive data, data subject rights, and privacy policy requirements. The Information Transparency & Personal Data Control Act was introduced in the United States House of Representatives, which would require the FTC to establish requirements for entities providing services to the public that collect, store, process, use, or otherwise control sensitive personal information. We anticipate federal and state regulators to continue to enact legislation related to privacy and cybersecurity. These and other similar laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.

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
•
changes to regulations or additional regulations resulting from COVID-19 such as the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 or equivalent state or local initiatives; and
•
additional regulations or revisions to existing regulations promulgated by other regulatory bodies in jurisdictions in which we operate.

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

In addition, as we, and the third parties upon whom we rely, implement and expand direct-to-consumer sales and marketing solutions, we are subject to various federal and state laws and regulations that prescribe when and how we may market to consumers (including, without limitation, the Telephone Consumer Protection Act (the “TCPA”) and other telemarketing laws and the Medicare Communications and Marketing Guidelines issued by the Center for Medicare Services of the U.S. Department of Health and Human Service). The TCPA provides for private rights of action and potential statutory damages for each violation and additional penalties for each willful violation. We have in the past and may in the future become subject to claims that we have violated the TCPA and/or other telemarketing laws. Changes to these laws could negatively affect our ability to market directly to consumers or increase our costs or liabilities.

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

We may not successfully identify additional suitable investment opportunities. We expect to continue pursuing strategic and targeted acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets. For more information on recent acquisitions, see Note 4, "Acquisitions" within the Consolidated Financial Statements.

Furthermore, we face risks in successfully integrating any businesses we have acquired, might acquire, or that we have created or may create through a joint venture or similar arrangement. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, investment, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. The potential loss of key executives, employees, customers, suppliers and other business partners of businesses we acquire may adversely impact the value of the assets, operations or businesses. Furthermore, acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.

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

Our inability to successfully recover should we experience a catastrophic event, disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Our operations are dependent upon our ability to protect our personnel, offices and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we or a key vendor or other third party experience a local or regional disaster or other business continuity problem, such as an earthquake, fire, flood, hurricane, or other weather event, terrorist attack, pandemic (including the ongoing COVID-19 pandemic), security breach, power loss, telecommunications failure, software or hardware malfunctions or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, office facilities and the proper functioning of existing, new or upgraded computer systems, telecommunications and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges with regard to particular areas of our operations. We could potentially lose access to key executives and personnel, client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario. For example, during the COVID-19 pandemic, there were concerns for and restrictions on our personnel (including health concerns, quarantines, shelter-in-place orders and restrictions on travel), and increased privacy and cybersecurity risks in light of an increase in “remote work” among our workforce and our third-party service providers and vendors.

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

In addition, certain laws and regulations, such as the Foreign Corrupt Practices Act in the United States and similar laws in other jurisdictions in which we operate, could impact our operations outside of the legislating country by imposing requirements for the conduct of overseas operations, and in a number of cases, requiring compliance by foreign subsidiaries. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC"), which prohibit or restrict transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated, including narcotics traffickers and terrorists or terrorist organizations, among others.

The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) requires companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosure reproduced on Exhibit 99.1 of this report, which disclosure is hereby incorporated by reference herein. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file with the SEC a notice when such activities have been disclosed in this report, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, and any failure to disclose any such activities as required could additionally result in fines or penalties.

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
•
fluctuations or unexpected volatility in foreign currency exchange rates and interest rates;
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

Our business model is dependent on our global delivery capability, which includes employees and third-party personnel based at various delivery centers around the world. While these delivery centers are located throughout the world, we have based large portions of our delivery capability in Spain, India and the Philippines. Concentrating our global delivery capability in these locations presents operational risks, many of which are beyond our control. For example, natural disasters (including those as a result of climate change) and public health threats, particularly the ongoing COVID-19 pandemic and potential resurgences of the pandemic, could impair the ability of our people to safely travel to and work in our facilities and disrupt our ability to perform work through those delivery centers. Additionally, other countries may experience political instability, worker strikes, civil unrest and hostilities with neighboring countries. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other locations and personnel, and any downtime in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.

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

In such cases, our clients are generally required to pay a termination fee; however, this amount may not be sufficient to offset the costs we incurred in connection with the implementation and system set-up or fully compensate us for the profit we would have received if the contract had not been cancelled. A client may choose to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress, such as the business or financial condition of the client or general economic conditions. When any of our engagements are terminated, we may not be able to eliminate associated ongoing costs or redeploy the affected employees in a timely manner to minimize the impact on profitability. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control could have an adverse effect on our profit margin.

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

We cannot guarantee that our previously-announced restructuring program will achieve its intended result.

On February 20, 2023, the Company approved a restructuring program that includes, among other things, the elimination of full-time positions, termination of certain contracts, and asset impairments, primarily related to facilities consolidations. We expect to record in the aggregate approximately $140.0 million in pre-tax restructuring charges associated with the restructuring program. A significant portion of these charges will result in future cash expenditures, and the program is expected to be substantially completed over an approximate two-year period. We cannot guarantee that the restructuring program will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability expectations. Risks associated with the restructuring program also include additional unexpected costs, negative impacts on our cash flows from operations and liquidity, employee attrition and adverse effects on employee morale and our potential failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from operations or otherwise harm our business.

Changes in accounting principles or in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, recoverability of assets including customer receivables, contingencies, income taxes, share-based payments and estimates and assumptions used for our long-term contracts. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates, or changes in assumptions, estimates or policies or the developments in the business or the application of accounting principles related to these areas may change our results from operations.

We have identified a material weakness in our internal control over financial reporting relating to our accounting for income taxes which, if not remediated, could adversely affect our business, reputation and stock price.

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2022, management identified a material weakness in our internal control over financial reporting (see Part II, Item 9A of this report for further information). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our case relates to our internal controls over tax accounting. Although management is implementing remedial measures, if we are unable to remedy this or a similar material weakness that may arise in the future, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price. Furthermore, future deficiencies could result in non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002 or expose us to an increased risk of fraud or misappropriation of assets. Such non-compliance could subject us to a variety of administrative sanctions, including review by the SEC or other regulatory authorities, or the potential delisting from the NYSE.

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

A portion of our revenues is derived from contracts with or on behalf of domestic and foreign national, state, regional and local governments and their agencies. In some cases, our services to public sector clients are provided though or dependent upon relationships with third parties. For instance, we provide services for the Federal Retirement Thrift Investment Board through our contract with Accenture Federal Services.

Government contracts are subject to heightened contractual risks compared to contracts with non-governmental commercial clients. For example, government contracts often contain high or unlimited liability for breaches. Additionally, government contracts are generally subject to routine audits and investigations by government agencies. If the government discovers improper or illegal activities or contractual non-compliance (including improper billing), we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Also, the qui tam provisions of the federal and various state civil False Claims Acts authorize a private person to file civil actions under these statutes on behalf of the federal and state governments. Further, the negative publicity that could arise from any such penalties, sanctions or findings could have an adverse effect on our reputation and reduce our ability to compete for new contracts with both government and commercial clients. Moreover, government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions or other debt or funding constraints, could result in lower governmental sales and our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Any of the occurrences and conditions described above could have a material adverse effect on our business, financial condition and operating results.

We could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof.

We could be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof in each country in which we do business. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), enacted in December 2017, resulted in fundamental changes to the Code, including, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the CARES Act enacted on March 27, 2020, relaxed certain of the limitations imposed by the TCJA for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the TCJA and the CARES Act for future years is difficult to quantify, but these changes could materially affect our investors, the companies in which our funds invest, or us. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interests to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition. Such changes could also include increases in state taxes and other changes to state tax laws.

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

Risks Related to Ownership of our Securities

The Sponsor Investors and Legacy Investors have significant influence over the Company and their interests may conflict with the Company’s or its stockholders in the future.

Certain legacy investors (comprised of investment funds affiliated with (i) Blackstone Inc. (the “Blackstone Investors”), (ii) New Mountain (the “New Mountain Investors”), (iii) GIC Private Limited and Jasmine Ventures (the “GIC Investors”) and (iv) Platinum Falcon B 2018 RSC Limited (the “PF Investors”) (collectively, our ”Legacy Investors”) beneficially collectively own approximately a 34.2% voting interest in the Company based on their ownership of Class A Common Stock and Class V Common Stock (in respect of Legacy Investors who hold Class A Units) as of December 31, 2022. In addition, the sponsor investors (by virtue of the ownership of Trasimene Capital FT, LP, Bilcar FT, LP, Cannae Holdings, LLC and THL FTAC LLC, and their affiliated transferees) (the “Sponsor Investors”) beneficially own approximately 10.7% of the Company’s Class A Common Stock as of December 31, 2022. As a result, for so long as they retain a significant ownership interest in the Company and/or Alight Holding Company LLC (f/k/a Tempo Holding Company, LLC) ("Alight Holdings"), the Sponsor Investors and Legacy Investors will have significant influence on the approval of actions requiring stockholder approval through the exercise of their voting power.

Moreover, under the Company's amended and restated certificate of incorporation ("Company Charter") and the Investor Rights Agreement that the Company entered into with the Sponsor Investors and the Legacy Investors as part of the Business Combination, as amended on February 2, 2023, the Company has agreed to nominate to the Company Board certain individuals designated by the Sponsor Investors and the Blackstone Investors, respectively, for so long as such investors retain a certain ownership interest in the Company and/or Alight Holdings. These designation rights may be disproportionate to the ownership interests of such investors in the Company. As a result, the Sponsor Investors and the Blackstone Investors have significant influence with respect to the Company’s management, business plans and policies, including the appointment and removal of the Company’s officers. In particular, for so long as such investors continue to own a significant percentage of the Class A Common Stock, such investors may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your Class A Common Stock as part of a sale of our company and ultimately might affect the market price of our Class A Common Stock.

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

The Company Charter provides that none of the Sponsor Investors or the Legacy Investors or any director of the Company who is not employed by the Company or any of its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or lines of business in which the Company operates or from otherwise competing with the Company, and contains a waiver of any interest or expectancy in certain opportunities by the Company, which may prevent the Company from receiving the benefit of certain corporate opportunities that would otherwise have been available to it.

The Sponsor Investors, the Legacy Investors, the Company’s non-employee directors and/or their respective affiliates are, and/or in the future may be, engaged in (or affiliated with entities that are engaged in) similar activities or related lines of business to the Company or activities that may otherwise overlap or compete with the Company’s business. Under the Company Charter, the Sponsor Investors, the Legacy Investors, the non-employee directors and their respective affiliates are permitted to engage in the same or similar business activities or lines of business to the Company or its affiliates and to otherwise compete with the Company. In addition, the Sponsor Investors, the Legacy Investors, the non-employee directors and their respective affiliates are not required to disclose or offer to the Company any corporate opportunities that such persons learn of which may be a corporate opportunity for both themselves and the Company and the Company will renounce any interest or expectancy in (or right to be offered or to participate in) any such opportunities so long as the opportunity is not presented to a person in their capacity as a director or officer of the Company. The Sponsor Investors, the Legacy Investors, the non-employee directors and their respective affiliates will not (to the fullest extent permitted by applicable law) have any liability to the Company for any breach of fiduciary duty for engaging in any such activities or from not disclosing any corporate opportunities to the Company or from pursuing or acquiring such opportunities themselves or offering or directing such opportunities to any other person. As a result of these provisions, the Company may be not be offered certain corporate opportunities which could be beneficial to the Company and its stockholders, or the Legacy Investors, the Sponsor Investors, the non-employee directors or their respective affiliates may direct such opportunities to certain other businesses in which they are engaged (or such other businesses may otherwise pursue such opportunities) causing them to compete with us, which may cause such opportunities not to be available to the Company or to become more expensive or difficult for the Company to pursue, which could adversely impact the Company’s business or prospects.

The Company Charter, Bylaws and Delaware law, as well as the Investor Rights Agreement, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A Common Stock.

The Company Charter, the Company's amended and restated by-laws ("Bylaws") and Investor Rights Agreement contain provisions that may discourage, delay or prevent a merger, consolidation, acquisition, or other change in control transaction that stockholders may consider favorable, including transactions in which the Company’s stockholders might otherwise receive a premium for their Class A Common Stock. These provisions may also prevent or frustrate attempts by stockholders to replace or remove Company management, such as authorization to issue blank check preferred stock without stockholder approval, limitations on actions taken by stockholders, advance notice requirements for stockholder proposals, a classified board of directors, prohibitions on certain business combinations, the ability of the Board to fill certain director vacancies and limitations on the removal of directors by stockholders.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for the Company’s shares. They could also deter potential acquirers of the Company, thereby reducing the likelihood that stockholders could receive a premium for their shares in an acquisition. See “Description of Securities” included as Exhibit 4.1 to this Annual Report on Form 10-K for a more detailed discussion of these provisions.

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

The Company Charter specifies that, unless the Company consents in writing to the selection of an alternative forum and subject to certain limited exceptions, the Delaware Court of Chancery will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder of the Company to the Company or our stockholders, or any claim for aiding and abetting any such alleged breach, (iii) any action asserting a claim against the Company or any current or former director, officer, other employee, agent or stockholder of the Company (a) arising pursuant to any provision of the DGCL, the Company Charter (as it may be amended or restated) or the Company Bylaws, (b) as to which the DGCL confers jurisdiction on the Delaware Court of Chancery or (c) governed by the internal affairs doctrine of the law of the State of Delaware. The Company Charter also specifies that the U.S. federal district courts will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any claims arising under federal securities laws, including the Securities Act. In addition, these choice of forum provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the U.S. federal district courts are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in shares of the Company’s capital stock will be deemed to have notice of and to have consented to these provisions of the Company Charter.

The Company believes this provision benefits the Company by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against the Company directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or the Company directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ bylaws or certificates of incorporation may be challenged, and if these challenges are successful, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect the Company’s business, financial condition or results of operations.

The Company incurs increased costs and is subject to additional regulations and requirements as a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting and other expenses that Alight had not previously incurred as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the

Sarbanes-Oxley Act and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes (including due to increased focus on environmental, social and governance (commonly referred to as "ESG") and cybersecurity matters by certain investors and regulators) have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

Compliance with any of the foregoing or future laws and regulations may result in enhanced disclosure obligations, which could negatively affect us or materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel or purchase new technology to comply effectively. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements. We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing, social investments and other ESG matters in our SEC filings or in other public disclosures. These initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and ensuring the accuracy, adequacy or completeness of the disclosure of our ESG initiatives can be costly, difficult and time-consuming. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change. In addition, we could face scrutiny from certain stakeholders for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our business, financial performance and growth could be adversely affected.

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

Future issuances of shares of Class A Common Stock by us, and the availability for resale of shares held by our Legacy Investors and other significant stockholders (including any shares of Class A Common Stock issued upon exchange of such investors’ Class A Units) may cause the market price of our Class A Common Stock to decline.

Sales of a substantial number of shares of our Class A Common Stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our Class A Common Stock. Under the Business Combination Agreement, the Legacy Investors received, among other things, a significant amount of Class A Common Stock and Class A Units (which are exchangeable for shares of Class A Common Stock). In addition, the Legacy Investors received shares of our Class B Common Stock or Class B Units which will automatically convert into Class A Common Stock or Class A Units upon the occurrence of certain events (including events tied to the trading price of our Class A Common Stock).

The Legacy Investors, the Sponsor Investors and certain other significant stockholders may sell large amounts of the Class A Common Stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our Class A Common Stock. Some of our Legacy Investors have pledged shares to secure their indebtedness to certain banking institutions. If the price of our Class A Common Stock declines, those shares could be sold by one or more of the banking institutions in order to remain within the margin limitations imposed under the applicable terms of such loans. Such sales could cause the trading price of our Class A Common Stock to fall and make it more difficult for you to sell shares of Class A Common Stock.

In the future, we may also issue our securities in connection with corporate activity, such as investments or acquisitions. The amount of shares of our Class A Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of Class A Common Stock. The market price of our Class A Common Stock could drop significantly if we or our Legacy Investors and other significant stockholders sell shares or are perceived by the market as intending to sell them.

Because we have no current plans to pay cash dividends on our Class A Common Stock, you may not receive any return on your investment unless you sell your Class A Common Stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends. The declaration, amount and payment of any future dividends on our Class A Common Stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our credit facilities and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, you may not receive any return on an investment in our Class A Common Stock unless you sell your Class A Common Stock for a price greater than that which you paid for such stock.

The market price of shares of our Class A Common Stock has been, and may continue to be volatile and may decline regardless of our operating performance, which could cause the value of your investment to decline.

The market price of our Class A Common Stock has fluctuated significantly in response to numerous factors and may continue to be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During the year ended December 31, 2022, the per share trading price of our Class A Common Stock fluctuated from a low of $6.31 to a high of $11.10. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A Common Stock regardless of our operating performance. In addition, our operating results may fail to match our past performance and could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, the performance of direct and indirect competitors, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals. In addition, the market price of shares of our Class A Common Stock could be subject to additional volatility or decrease significantly, as a result of speculation in the press or the investment community about our industry or our company, including, as a result of short sellers who publish, or arrange for the publication of, opinions or characterizations of our business prospects or similar matters calculated to create negative market momentum in order to profit from a decline in the market price of our Class A Common Stock. Stock markets and the price of our Class A Common Stock have, and may in the future, experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, including as a result of reports published by short sellers, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, as well as responding to reports published by short sellers or other speculation in the press or investment community, could result in substantial costs and a diversion of our management’s attention and resources.

The Company is a holding company, and our only material asset is our direct and indirect interests in Alight Holdings, and we are accordingly dependent upon distributions from Alight Holdings to pay dividends, taxes and other expenses, including payments under the Tax Receivable Agreement.

The Company is a holding company with no material assets other than its direct and indirect ownership of equity interests in Alight Holdings, of which the Company serves as the managing member. As a result, the Company has no independent means of generating revenue or cash flow and the Company is dependent on the financial results and cash flows of Alight Holdings and its subsidiaries and the distributions that we receive from Alight Holdings in order to pay taxes, make payments under the Tax Receivable Agreement, pay dividends (including any dividends or amounts payable in connection with the conversion or exchange of Class B Common Stock and Class B Units) and pay other costs and expenses of the Company. While we intend to cause Alight Holdings to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses, deterioration in the financial condition, earnings or cash flow of Alight Holdings for any reason could limit or impair Alight Holdings’ ability to pay such distributions. Additionally, to the extent that the Company needs funds and Alight Holdings is restricted from making such distributions under applicable laws or regulations or under the terms of any financing arrangements, or Alight Holdings is otherwise unable to provide such funds, it could materially adversely affect the Company’s liquidity and financial condition. Such restrictions include Alight Holdings’ financing facilities to which Alight Holdings’ subsidiaries are borrowers or guarantors. Alight Holdings’ distributions, as a result of such financing facilities, are limited based on the achievement of certain financial ratios and fixed dollar baskets, availability under which will vary depending on the Company’s financial performance. We currently anticipate that Alight Holdings will have sufficient capacity to make the dividends and other distributions described above. Distributions may also be restricted pursuant to the Alight Holdings Operating Agreement and applicable Delaware law. Under the Alight Holdings Operating Agreement, the Company (as managing member) is prohibited from making distributions if they would violate Section 18-607 of the Delaware Limited Liability Company Act ("DLLCA") or another applicable law. Under the DLLCA, limited liability companies are generally restricted from making distributions to their members to the extent that, after giving effect to any such distribution, the company’s liabilities (subject to certain limited exclusions) exceed the fair value of the company’s assets.

Under the terms of the Alight Holdings Operating Agreement, Alight Holdings is obligated to make tax distributions to holders of Alight Holdings Units (including us) at an assumed tax rate, subject to there being available cash. The amount of these tax distributions may in certain periods exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement, which may result in an excess of cash accumulation at the Company. The Company's Board of Directors, in its sole discretion, will determine from time to time how to use any cash that accumulates at the Company as a result, which may include, among other potential uses, repurchases of our Class A Common Stock or the payment of dividends thereon. However, we will have no obligation to distribute such cash (or other available cash other than as a result of any declared dividend) to our stockholders. To the extent that the Company does not use any such accumulated cash, following the exchange or redemption of Class A Units for Class A Common Stock, Continuing Tempo Unitholders may benefit from value attributable to such cash balances as a result of their ownership of Class A Common Stock, notwithstanding that such Continuing Tempo Unitholders may previously have participated or received distributions as holders of Alight Holdings Units that resulted in the excess cash balances at the Company.

The Company is required to pay certain parties for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, the Company’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Alight Holdings Units after the Business Combination and our utilization of certain tax attributes of the Tempo Blockers.

In connection with the Business Combination, we entered into a tax receivable agreement (the "Tax Receivable Agreement" or the "TRA") with certain of our pre-Business Combination owners (the "TRA Parties") that provides for the payment by the Company to such TRA Parties of 85% of the benefits, if any, that the Company is deemed to realize (calculated using certain assumptions) as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of Alight Holdings as a result of the Business Combination and as a result of sales or exchanges of Alight Holdings Units for shares of Class A Common Stock after the Business Combination and (iii) the Company’s utilization of certain tax attributes of the Tempo Blockers (including the Tempo Blockers allocable share of existing tax basis), and of certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that the Company would otherwise be required to pay in the future, although the Internal Revenue Service (the "IRS") may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of the Company and not of Alight Holdings. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges of Alight Holdings Units for shares of our Class A Common Stock, the applicable tax rate, the price of shares of our Class A Common Stock at the time of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Alight Holdings and our possible utilization of tax attributes, including existing tax basis acquired at the time of the Business Combination, the payments that the Company may make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned on the exchanging holders of Alight Holdings Units or other TRA Parties continuing to hold ownership interests in us. To the extent payments are due to the TRA Parties under the Tax Receivable Agreement, the payments are generally required to be made within ten business days after the tax benefit schedule (which sets forth the Company’s realized tax benefits covered by the Tax Receivable Agreement for the relevant taxable year) is finalized. The Company is required to deliver such a tax benefit schedule to the TRA Parties’ representative, for its review, within ninety calendar days after the due date (including extensions) of the Company’s federal corporate income tax return for the relevant taxable year.

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

Accordingly, it is possible that the actual cash tax benefits realized by the Company may be significantly less than the corresponding Tax Receivable Agreement payments or that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to the Company by Alight Holdings are not sufficient to permit the Company to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Based upon certain assumptions, we estimate that if Alight, Inc. were to exercise its termination right as of December 31, 2022, the aggregate amount of these termination payments would be significantly in excess of the Tax Receivable Agreement liability recorded in the Consolidated Financial Statements within this Annual Report on Form 10-K. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For more information regarding our liability under the Tax Receivable Agreement, refer to the Consolidated Financial Statements within Item 8 of this Annual Report on Form 10-K, Note 15 "Tax Receivable Agreement".

The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value of our Class A Common Stock.

In the case of a “Change of Control” under the Tax Receivable Agreement (which is defined to include, among other things, a 50% change in control of the Company, the approval of a complete plan of liquidation or dissolution of the Company, or the disposition of all or substantially all of the Company’s direct or indirect assets), payments under the Tax Receivable Agreement will be accelerated and may significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement (the calculation of which is described in the immediately preceding risk factor) in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A Common Stock in a change of control transaction.

Risks Related to Our Indebtedness

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates may increase in the future. As a result, interest rates on our term loan facility, secured senior notes and revolving credit facility, or any other variable rate debt offerings that we may engage in, could be higher or lower than current levels. Although we use derivative financial instruments to some extent to manage a portion of our exposure to interest rate risks, we do not attempt to manage our entire expected exposure. As of December 31, 2022, we had approximately $2.5 billion of outstanding debt at variable interest rates. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in leased office space in Lincolnshire, Illinois. We currently use approximately 290,000 square feet of office space in our headquarters. The lease expires on December 31, 2024. We have offices in locations throughout the world, including Texas, Florida, Georgia, Puerto Rico, Canada, Spain, India and Poland. All of our offices are located in leased premises.

We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. See Note 19 “Lease Obligations” within the Consolidated Financial Statements within Item 8 of this Annual Report on Form 10-K for further information.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is listed on the NYSE under the symbol ALIT. Trading began on our Class A Common Stock on July 2, 2021. Prior to that time, there was no public market for our Class A Common Stock.

Market price information regarding our Class B-1 Common Stock, Class B-2 Common Stock, Class V Common Stock, Class Z-A Common Stock, Class Z-B-1 Common Stock and Class Z-B-2 Common Stock is not provided because there is no public market for such classes.

Holders of Record

Set forth below are the numbers of holders of record for each of our classes of Common Stock as of February 24, 2023.

Class	Number of Holders of Record
Class A common stock	76
Class B-1 common stock	98
Class B-2 common stock	98
Class V common stock	5
Class Z-A common stock	58
Class Z-B-1 common stock	58
Class Z-B-2 common stock	58

Dividends

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that earnings and other cash resources, if any, will primarily be retained for investment in our business.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On August 1, 2022, we announced a share repurchase program, under which we may repurchase up to $100 million of issued and outstanding shares of Class A Common Stock, from time to time, depending on market conditions and alternate uses of capital. The program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The Program has no expiration date and may be suspended or discontinued at any time.

We did not repurchase any shares in the fourth quarter of 2022. As of December 31, 2022, there remained approximately $88 million of authorized availability under the repurchase program.

Performance

The following graph compares the total shareholder return from July 2, 2021, the date on which our Class A common shares commenced trading on the NYSE, through December 31, 2022 of (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500”) and (iii) the Russell 2000 Index (the "Russell 2000"). The S&P 500 was selected because it serves as a broad market index. The Russell 2000 was selected because we do not believe we can reasonably identify an industry index or specific peer group that would offer a meaningful comparison. The Russell 2000 measures the performance of the small market capitalization segment of U.S. equity instruments.

The stock performance graph and table assume an initial investment of $100 on July 2, 2021, and that all dividends of the S&P 500 and the Russell 2000, were reinvested. Companies in the Russell 2000 are weighted by market capitalization. The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Total Shareholder Return
105
100
95
90
85
80
75
70
65
60
12/31/21
01/31/22
02/28/22
03/31/22
04/30/22
05/31/22
06/30/22
07/31/22
08/31/22
09/30/22
10/31/22
11/30/22
12/31/22
AUT
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

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2022. See ‘Non-GAAP Financial Measures’ below for further discussion.

BUSINESS

Overview

Alight is defining the future of employee wellbeing through the power of our integrated health, wealth, wellbeing and payroll solutions powered by Alight Worklife®. Alight Worklife® is a high-tech employee engagement platform with a human touch – that brings together our mission-critical wellbeing solutions to our clients to drive better outcomes for organizations and individuals.

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”). As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by the Predecessor, of which Alight is the managing member. Immediately following and as a result of the Business Combination, Alight owned approximately 85% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was approximately 15%. As of December 31, 2022, Alight owned 88% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor and the non-voting ownership percentage held by noncontrolling interest was approximately 12%.

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

Additionally, in connection with the Business Combination, we accounted for the issuance of warrants and Seller Earnout contingent consideration, which were a result of the issuance of non-voting shares of Class B-1 and Class B-2 Common Stock, as liabilities which require remeasurement to fair value at the end of each reporting period, as applicable and adopted the Alight 2021 Omnibus Incentive Plan which will result in higher share-based compensation expenses. As of December 31, 2022 and 2021, all warrants were exercised or redeemed. Lastly, the redemption of our Unsecured Senior Notes and partial paydown of the Term Loan in conjunction with the Business Combination, has resulted in lower interest expense.

EXECUTIVE SUMMARY OF FINANCIAL RESULTS

While the Closing Date was July 2, 2021, we determined the impact of one day was immaterial to the results of operations. As such, we utilized July 1, 2021 as the date of the Business Combination for accounting purposes. As a result of the Business Combination, the following tables present selected financial data for the Successor year ended December 31, 2022 and six months ended December 31, 2021, and the Predecessor six months ended June 30, 2021 and year ended December 31, 2020.

We prepared our discussion of the results of operations by comparing the results of the Successor year ended December 31, 2022 to the combined Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021. The core business operations of the Predecessor and Successor were not significantly impacted by the consummation of the Business Combination. Therefore, we believe the combined results for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 are comparable to the Successor year ended December 31, 2022, and provide enhanced comparability to the reader about the current year's results. We believe this approach provides the most meaningful basis of comparison and is useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.

Year-to-year comparisons between 2021 and 2020 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Subsequent event

On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Program includes process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. The Company currently expects to record in the aggregate approximately $140 million in pre-tax restructuring charges over the next two years. The restructuring charges are expected to include severance charges with an estimated range from $20 million to $30 million over the two-year period and other restructuring charges related to items such as data center exit costs, third party fees associated with the restructuring, and costs associated with transitioning existing technology and processes, which are estimated to account for between $100 million and $120 million over the two-year period. The Company estimates an annual savings of over $100 million after the Program is completed. The Program is expected to commence in the first quarter of 2023 and to be substantially completed over an estimated two-year period.

The following table sets forth our historical results of operations for the periods indicated below:

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	June 30,
(in millions)	2022	2021	2021
Revenue	$3,132	$1,554	$1,361
Cost of services, exclusive of depreciation and amortization	2,080	1,001	888
Depreciation and amortization	56	21	38
Gross Profit	996	532	435

Operating Expenses
Selling, general and administrative	671	304	222
Depreciation and intangible amortization	339	163	111
Total operating expenses	1,010	467	333
Operating (Loss) Income	(14)	65	102
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(38)	65	—
(Gain) Loss from change in fair value of tax receivable agreement	(41)	(37)	—
Interest expense	122	57	123
Other (income) expense, net	(16)	3	9
Total other (income) expense, net	27	88	132
Loss Before Income Tax Expense (Benefit)	(41)	(23)	(30)
Income tax expense (benefit)	31	25	(5)
Net Loss	(72)	(48)	(25)
Net loss attributable to noncontrolling interests	(10)	(13)	—
Net (Loss) Income Attributable to Alight, Inc.	$(62)	$(35)	$(25)

REVIEW OF RESULTS

Key Components of Our Operations

Revenue

Our clients’ demand for our services ultimately drives our revenues. We generate primarily all of our revenue, which is highly recurring, from fees for services provided from contracts across all solutions, which is primarily based on a contracted fee charged per participant per period (e.g., monthly or annually, as applicable). Our contracts typically have three to five-year terms for ongoing services with mutual renewal options. The majority of the Company’s revenue is recognized over time when control of the promised services is transferred, and the customers simultaneously receive and consume the benefits of our services. Payment terms are consistent with industry practice. We calculate growth rates for each of our solutions in relation to recurring revenues and revenues from project work. One of the components of our growth in recurring revenues is the increase in net commercial activity which reflects items such as client wins and losses (“Net Commercial Activity”). We define client wins as sales to new clients and sales of new solutions to existing clients. We define client losses as instances where clients do not renew or terminate their arrangements in relation to individual solutions or all of the solutions that we provide. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife® platform and next generation product suite, BPaaS Solutions. These products capitalize on our robust data combined with AI & analytics to deliver greater employee engagement and employer outcomes. BPaaS products and services span across both the Employer Solutions and Professional Services segments. In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and used as a metric of commercial activity by management and investors.

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

(Gain) Loss from Change in Fair Value of Financial Instruments

(Gain) loss from change in fair value of financial instruments includes the impact of the revaluation to fair value at the end of each reporting period for our previously issued warrants and the Seller Earnouts contingent consideration.

(Gain) Loss from Change in Fair Value of Tax Receivable Agreement

(Gain) loss from change in fair value of Tax Receivable Agreement includes the impact of the revaluation to fair value at the end of each reporting period.

Interest Expense

Interest expense primarily includes interest expense related to our outstanding debt.

Other (Income) Expense, net

Other (income) expense, net includes non-operating expenses and income, including realized (gains) and losses from remeasurement of foreign currency transactions.

Results of Operations for the Year Ended December 31, 2022 (Successor) Compared to the Combined Year Ended December 31, 2021 (Successor and Predecessor)

Revenue

Revenues were $3,132 million for the Successor year ended December 31, 2022, and $1,554 million and $1,361 million for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively. The increase in revenue of $217 million, or 7.4%, over the combined Successor and Predecessor prior year was primarily driven by increased revenues from our Employer Solutions segment. We recorded BPaaS revenue of $564 million for the Successor year ended December 31, 2022 and $203 million and $187 million for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively. BPaaS revenue increased $174 million, or 44.6%, over the combined Successor and Predecessor prior year.

In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and used as a metric of commercial activity by management and investors. BPaaS bookings were $871 million for the Successor year ended December 31, 2022 and $322 million and $280 million for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively. This represents an increase in BPaaS bookings of $269 million, or 44.7%, over the combined Successor and Predecessor prior year.

Recurring revenues were $2,638 million for the Successor year ended December 31, 2022. Recurring revenues were $1,299 million and $1,130 million for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively. The increase in recurring revenue of $209 million, or 8.6%, over the combined Successor and Predecessor prior year was primarily related to growth in Employer Solutions, which is a result of higher revenues related to acquisition activity, increased volumes and increases in Net Commercial Activity.

Project revenues increased $8 million, or 1.6%, when comparing the Successor year ended December 31, 2022 to the combined Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively, which was attributable to the Employer Solutions segment partially offset by a decrease in the Professional Services segment.

In addition, a majority of our revenue is generated in the U.S., which reflected 88% of the total revenue increase for the Successor year ended December 31, 2022 compared to the combined Successor and Predecessor prior year period.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization were $2,080 million for the Successor year ended December 31, 2022. Cost of services, exclusive of depreciation and amortization were $1,001 million and $888 million, respectively, for the Successor six months ended December 31, 2021 and the Predecessor year ended June 30, 2021. The increase in Cost of services, exclusive of depreciation and amortization of $191 million, or 10.1%, over the combined Successor and Predecessor prior year was primarily driven by acquisitions in the fourth quarter of 2021, higher costs related to growth in current revenues, including investments in key resources, and increased compensation expenses related to share-based awards.

Selling, General and Administrative

Selling, general and administrative expense increased $145 million, or 27.6%, when comparing the Successor year ended December 31, 2022 to the combined Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively, which was primarily driven by an increase in share-based compensation expense.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expense increased $62 million, or 18.6%, when comparing the Successor year ended December 31, 2022 to the combined Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, which was primarily driven by amortization related to the identifiable intangible assets acquired in conjunction with the Business Combination and recent acquisitions.

Change in Fair Value of Financial Instruments

A gain from a change in the fair value of financial instruments of $38 million was recorded for the Successor year ended December 31, 2022 versus a $65 million loss for the Successor six months ended December 31, 2021. There was no gain or loss for the Predecessor six months ended June 30, 2021. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. The change in the fair value was due to changes in the underlying assumptions, including the increase in the risk free interest rate and decrease in the closing stock price for the period ended December 31, 2022.

Change in Tax Receivable Agreement

A gain from the change in the fair value of the tax receivable agreement of $41 million was recorded for the Successor year ended December 31, 2022 as compared to a gain of $37 million for the combined Successor six months ended December 31, 2021. The remeasurement gain is due to an increase in the discount rate and the Company's assumptions related to the timing of the utilization of the tax attributes during the term of the TRA, which we are required to remeasure at the end of each reporting period. We did not have a tax receivable agreement in the Predecessor period prior to the Business Combination.

Interest Expense

Interest expense was $122 million for the Successor year ended December 31, 2022, a decrease of $58 million, or 32.2%, as compared to the combined Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively. The decrease was primarily due to the redemption of our Unsecured Senior Notes and the partial paydown of the Term Loan in conjunction with the Business Combination completed during the third quarter of 2021. See Note 8 “Debt” for further information.

Loss before Income Tax Expense (Benefit)

Loss before income tax expense was $41 million for the Successor year ended December 31, 2022. Loss before income tax expense was $23 million and $30 million for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively. The decrease in Loss before income tax expense of $12 million over the combined Successor and Predecessor prior year was due to the drivers identified above and the fair value remeasurement associated with certain liabilities.

Income Tax Expense (Benefit)

Income tax expense was $31 million for the Successor year ended December 31, 2022. Income tax expense was $25 million for the Successor six months ended December 31, 2021 and an income tax benefit of $5 million for the Predecessor six months ended June 30, 2021, respectively. The effective tax rate of (76%) for the Successor year ended December 31, 2022 was primarily due to foreign rate differences, valuation allowances, separate entity corporate taxes, changes in statutory reserves, and the noncontrolling interest associated with the portion of Alight Holdings income not allocable to the Company. The effective tax rate of (109%) for the Successor six months ended December 31, 2021 is lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company's organizational structure and the noncontrolling interest associated with the portion of the Predecessor's income not allocable to the Company. The effective tax rate of 17% for the Predecessor six months ended June 30, 2021 was primarily driven by foreign and state income taxes payable in jurisdictions where the Company had operations that generated operating income. See Note 7 “Income Taxes” for further information.

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

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Adjusted Net Income, which is defined as net income (loss) attributable to Alight, Inc. adjusted for intangible amortization and the impact of certain non-cash items that we do not consider in the evaluation of ongoing operational performance, is a non-GAAP financial measure used solely for the purpose of calculating Adjusted Diluted Earnings Per Share.

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

A reconciliation of Adjusted Net Income to Net Loss Attributable to Alight, Inc. and the computation of Adjusted Diluted Earnings Per Share is as follows:

	Successor
	Year Ended	Six Months Ended
	December 31,	December 31,
(in millions, except share and per share amounts)	2022	2021
Numerator:
Net (Loss) Income Attributable to Alight, Inc.	$(62)	$(35)
Conversion of noncontrolling interest	(10)	(13)
Intangible amortization	316	153
Share-based compensation	181	67
Transaction and integration expenses	19	13
Restructuring	63	5
(Gain) Loss from change in fair value of financial instruments	(38)	65
(Gain) Loss from change in fair value of tax receivable agreement	(41)	(37)
Other	(1)	12
Tax effect of adjustments (1)	(121)	(62)
Adjusted Net Income	$306	$168

Denominator:
Weighted average shares outstanding - basic	458,558,192	439,800,624
Dilutive effect of the exchange of noncontrolling interest units	—	—
Dilutive effect of RSUs	—	—
Weighted average shares outstanding - diluted	458,558,192	439,800,624
Exchange of noncontrolling interest units(2)	74,665,373	77,459,687
Impact of warrants exercised(3)	—	14,490,641
Impact of unvested RSUs(4)	7,624,817	7,007,072
Adjusted shares of Class A Common Stock outstanding - diluted(5)	540,848,382	538,758,024

Basic (Net Loss) Earnings Per Share	$(0.14)	$(0.08)
Adjusted Diluted Earnings Per Share(5) (6)	$0.57	$0.31

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
(5)
Excludes two tranches of contingently issuable seller earnout shares: (i) 7.5 million shares will be issued if the Company's Class A Common Stock's volume-weighted average price ("VWAP") is >$12.50 for 20 consecutive trading days; (ii) 7.5 million share will be issued if the Company's Class A Common Stock VWAP is >$15.00 for 20 consecutive trading days. Both tranches have a seven-year duration.
(6)
Excludes 32,852,974 and 16,036,220 performance-based units, which represents maximum achievement of the respective performance conditions for units granted during the year and six months ended December 31, 2022 and 2021, respectively.

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

A reconciliation of Adjusted EBITDA and Adjusted EBITDA less Capital Expenditures to Net Loss is as follows:

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
(in millions)	2022	2021	2021	2020
Net Loss	$(72)	$(48)	$(25)	$(103)
Interest expense	122	57	123	234
Income tax expense (benefit)	31	25	(5)	9
Depreciation	79	31	49	91
Intangible amortization	316	153	100	200
EBITDA	476	218	242	431
Share-based compensation	181	67	5	5
Transaction and integration expenses (1)	19	13	—	—
Non-recurring professional expenses(2)	—	19	18	—
Transformation initiatives(3)	—	—	—	8
Restructuring	63	5	9	77
(Gain) Loss from change in fair value of financial instruments	(38)	65	—	—
(Gain) Loss from change in fair value of tax receivable agreement	(41)	(37)	—	—
Other(4)	(1)	(7)	4	43
Adjusted EBITDA	$659	$343	$278	564
Capital expenditures	(148)	(59)	(55)	(90)
Adjusted EBITDA less Capital Expenditures	$511	$284	$223	$474

(1)
Transaction and integration expenses includes activity related to the 2022, 2021 and 2020 acquisitions.
(2)
Non-recurring professional expenses includes external advisor and legal costs related to the Company's Business Combination completed in 2021.
(3)
Transformation initiatives in fiscal year 2020 includes expenses related to enhancing our data center.
(4)
For the year ended December 31, 2022, other primarily includes expenses related to debt refinancing completed in the first quarter of 2022 and other non-operational activities. For the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, other primarily includes activities related to long-term incentives. For the Predecessor year ended December 31, 2020, other primarily includes expenses related to long-term incentives and acquisitions.

Segment Revenue and Adjusted EBITDA

Employer Solutions Segment Results

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
($ in millions)	2022	2021	2021	2020
Employer Solutions Revenue
Recurring revenue	$2,467	$1,213	$1,049	$2,051
Project revenue	251	134	107	237
Total Employer Solutions Revenue	$2,718	$1,347	$1,156	$2,288
Employer Solutions Gross Profit	$911	$489	$392	$725
Employer Solutions Gross Profit Margin	34%	36%	34%	32%
Employer Solutions Adjusted EBITDA(1)	$659	$344	$274	$533
Employer Solutions Adjusted EBITDA Margin	24%	26%	24%	23%

(1)
A reconciliation of the Company's Net Loss to Adjusted EBITDA on a consolidated basis is presented above under "Non-GAAP Financial Measures."

Employer Solutions Revenue

Employer Solutions total revenues were $2,718 million for the Successor year ended December 31, 2022. Employer Solutions total revenues were $1,347 million and $1,156 million for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively, or $2,503 million for the combined year ended December 31, 2021. The increase of $215 million, or 9%, over the combined Successor and Predecessor prior year was primarily attributable to an increase of recurring revenues of $205 million, or 9%, as a result of acquisitions, increased volumes and increases in Net Commercial Activity. We experienced annual revenue retention rates of 98% and 97% in 2022 and 2021, respectively.

Employer Solutions Gross Profit

Employer Solutions Gross Profit was $911 million for the Successor year ended December 31, 2022. Employer Solutions Gross Profit was $489 million and $392 million for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively, or $881 million for the combined year ended December 31, 2021. The increase of $30 million, or 3%, over the combined Successor and Predecessor prior year was primarily due to revenue growth as discussed above and lower expenses related to productivity initiatives.

Employer Solutions Adjusted EBITDA

Employer Solutions Adjusted EBITDA was $659 million for the Successor year ended December 31, 2022. Employer Solutions Adjusted EBITDA was $344 million and $274 million for the Predecessor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021, respectively, or $618 million for the combined year ended December 31, 2021. The increase of $41 million, or 7%, over the combined Successor and Predecessor prior periods was primarily due to revenue growth as discussed above, partially offset by increases in costs associated with growth of current revenues, including investments in our commercial functions and technology.

Professional Services Segment Results

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
($ in millions)	2022	2021	2021	2020
Professional Services Revenue
Recurring revenue	$128	$65	$60	$108
Project revenue	243	121	124	260
Total Professional Services Revenue	$371	$186	$184	$368
Professional Services Gross Profit	$86	$44	$46	$106
Professional Services Gross Profit Margin	23%	24%	25%	29%
Professional Services Adjusted EBITDA(1)	$1	$1	$7	$31
Professional Services Adjusted EBITDA Margin	0%	1%	4%	8%

(1)
A reconciliation of the Company’s Net Loss to Adjusted EBITDA on a consolidated basis is presented above under “Non-GAAP Financial Measures.”

Professional Services Segment Results of Operations for the Year Ended December 31, 2022 (Successor) Compared to the Combined Year Ended December 31, 2021 (Successor and Predecessor)

Professional Services Revenue

Professional Services total revenues were $371 million for the Successor year ended December 31, 2022. Professional Services total revenues were $186 million and $184 million for the Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021, respectively, or $370 million for the combined year ended December 31, 2021. The increase of $1 million over the combined Successor and Predecessor prior periods was driven by an increase in recurring revenue, partially offset by a decrease in project revenue.

Professional Services Gross Profit

Professional Services Gross Profit was $86 million for the Successor year ended December 31, 2022. Professional Services Gross Profit was $44 million and $46 million for the Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021, respectively, or $90 million for the combined year ended December 31, 2021. The decrease of $4 million over the combined Successor and Predecessor prior periods was primarily due to increases in costs associated with growth of current revenues, including investments in key resources, partially offset by revenue growth as discussed above.

Professional Services Adjusted EBITDA

Professional Services Adjusted EBITDA was $1 million for the Successor year ended December 31, 2022. Professional Services Adjusted EBITDA was $1 million and $7 million for the Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021, respectively, or $8 million for the combined year ended December 31, 2021. The $7 million decrease over the combined Successor and Predecessor prior periods was primarily due to increases in costs associated with growth of current revenues, including investments in our commercial functions, partially offset by revenue growth as discussed above.

Hosted Business Segment Results

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
($ in millions)	2022	2021	2021	2020
Hosted Business Revenue
Recurring revenue	$43	$21	$21	$72
Total Hosted Business Revenue	$43	$21	$21	$72
Hosted Business Gross Profit	$(1)	$(1)	$(3)	$3
Hosted Business Gross Profit Margin	-2%	-5%	-14%	4%
Hosted Business Adjusted EBITDA(1)	$(1)	$(2)	$(3)	$—
Hosted Business Adjusted EBITDA Margin	-2%	-10%	-14%	0%

(1)
A reconciliation of the Company’s Net Loss to Adjusted EBITDA on a consolidated basis is presented above under “Non-GAAP Financial Measures.”

Hosted Business Segment Results of Operations for the Year Ended December 31, 2022 (Successor) Compared to the Combined Year Ended December 31, 2021 (Successor and Predecessor)

Hosted Business Revenue

Hosted Business revenues were $43 million for the Successor year ended December 31, 2022. Hosted Business total revenues were $21 million and $21 million for the Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021, respectively, or $42 million for the combined year ended December 31, 2021. The increase of $1 million over the combined Successor and Predecessor prior period was due to increased contract volumes.

Hosted Business Gross Profit

Hosted Business Gross Profit was ($1) million for the Successor year ended December 31, 2022. Hosted Business Gross Profit was ($1) million and ($3) million for the Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021, respectively, or ($4) million for the combined year ended December 31, 2021.

Hosted Business Adjusted EBITDA

Hosted Business Adjusted EBITDA was ($1) million for the Successor year ended December 31, 2022. Hosted Adjusted EBITDA was ($2) and ($3) million for the Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021, respectively, or ($5) million for the combined year ended December 31, 2021. The decreased loss is due primarily to reduced costs associated with serving the remaining clients.

LIQUIDITY, FINANCIAL CONDITION, AND CAPITAL RESOURCES

Executive Summary

Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability of funds under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.

We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our Tax Receivable Agreement and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at December 31, 2022 remains strong. We will continue to closely monitor and proactively manage our liquidity position in light of changing economic conditions and the impact of a rising interest rate environment.

In August 2022, we established a repurchase program allowing for up to $100 million in authorized share repurchases. As of December 31, 2022, approximately $88 million remains available for share repurchases under our share repurchase program.

Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Consolidated Balance Sheets as of December 31, 2022 and December 31,

2021, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30, 2021	December 31,
(in millions)	2022	2021	2021	2020
Cash provided by (used for) operating activities	$286	$57	$58	$233
Cash used for investing activities	(235)	(1,852)	(55)	(142)
Cash provided by (used for) financing activities	54	2,400	(64)	463
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	11	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	107	616	(61)	551
Cash, cash equivalents, and restricted cash at end of period	$1,759	$1,652	$1,475	$1,536

Operating Activities

Net cash provided from operating activities was $286 million for the Successor year ended December 31, 2022. The increase of $171 million from $115 million for the combined Successor and Predecessor year ended December 31, 2021 was primarily due to a decrease in our net working capital requirements as compared to the prior year where we incurred significant on-going costs related to the Business Combination.

Investing Activities

Cash used for investing activities for the Successor year ended December 31, 2022 was $235 million. The primary drivers of cash used for investing activities were $148 million used for capital expenditures and $87 million for an acquisition during the fourth quarter of 2022.

Cash used for investing activities for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 was $1,852 million and $55 million, respectively. The primary drivers of the cash used for investing activities for the Successor six months ended December 31, 2021 was $1,793 million related to the Business Combination and $59 million of capital expenditures. For the Predecessor six months ended June 30, 2021, $55 million was used for capital expenditures.

Financing Activities

Cash provided by financing activities for the Successor year ended December 31, 2022 was $54 million. The primary drivers of cash provided by financing activities were due to a net increase of $229 million in fiduciary liabilities, $85 million of deferred and contingent consideration payments and $37 million of repayments to banks net of borrowings. The increase in fiduciary cash is primarily due to timing of client funding and subsequent disbursement of payments.

Cash provided by financing activities for the Successor six months ended December 31, 2021 was $2,400 million. The primary drivers of the cash provided by financing activities for the Successor six months ended December 31, 2021 were proceeds related to FTAC investors in connection with the Business Combination of $1,813 million and bank borrowings of $627 million, partially offset by FTAC share redemptions of $142 million, loan repayments of $120 million, finance lease payments of $14 million and financing fees related to new debt of $8 million. Net cash flows from financing activities also changed due to a net increase in the cash flow from client funds obligations of $266 million, primarily due to timing of client funding and subsequent disbursement of payments.

Cash used for financing activities for the Predecessor six months ended June 30, 2021 was $64 million. The primary drivers of the cash used for financing activities were loan repayments of $124 million, finance lease payments of $17 million, partially offset by bank borrowings of $110 million. Net cash flows from financing activities also changed due to a net decrease in the cash flow from client funds obligations of $15 million, primarily due to timing of client funding and subsequent disbursement of payments.

Cash, Cash Equivalents and Fiduciary Assets

At December 31, 2022, our cash and cash equivalents were $250 million, a decrease of $122 million from December 31, 2021. Of the total balances of cash and cash equivalents as of December 31, 2022 and December 31, 2021, none of the balances were restricted as to its use.

Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash of $1,509 million and $1,280 million at December 31, 2022 and December 31, 2021, respectively.

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

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. As of December 31, 2022, we expect to make payments of $7 million and $50 million in 2023 and 2024, respectively.

Contractual Obligations and Commitments

The Company has various obligations and commitments outstanding as of December 31, 2022 including debt of $2,820 million, operating leases of $151 million, finance leases of $44 million and purchase obligations of $69 million. Over the twelve months ended December 31, 2023, we expect to pay $31 million, $37 million, $21 million and $26 million for our debt, operating leases, finance leases and purchase obligations, respectively. For further information of each these obligations, refer to the Consolidated Financial Statements within Item 8 of this Annual Report on Form 10-K, Note 8 “Debt”, Note 19 “Lease Obligations” and Note 20 “Contractual Obligations”.

During 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company, through 2028. As of December 31, 2022, the non-cancellable services obligation totaled $965 million, with $147 million expected to be paid over the twelve months ended December 31, 2023. We may terminate our arrangement with Wipro with cause or for our convenience. In the case of a termination for convenience, we would be required to pay a termination fee. If we had terminated the Wipro arrangement on December 31, 2022, we estimate that the termination charges would have been approximately $316 million.

Other Liquidity Matters

Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. For further information, see the “Risk Factors” section within Item 1A of this Annual Report on Form 10-K.

Critical Accounting Estimates

These consolidated financial statements conform to U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe include critical accounting policies are revenue recognition, goodwill and accounting for the Tax Receivable Agreement. The critical accounting policies discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. Different estimates that we could have used, or changes in estimates that are reasonably likely to occur, may have a material effect on our results of operations and financial condition.

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

The Company’s TRA liability is measured at fair value on a recurring basis using significant unobservable inputs. The $575 million TRA liability balance at December 31, 2022 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.4%, (ii) no material changes in tax law, (iii) the ability to utilize tax attributes based on current alternative tax forecasts, and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 9.18%, which was determined based on benchmark rates of a similar duration. A hypothetical increase or decrease of 75 bps in the discount rate assumptions used for fiscal year 2022, would result in a change of approximately $22 million.

Goodwill

Goodwill for each reporting unit is tested for impairment annually during the fourth quarter, or more frequently if there are indicators that a reporting unit may be impaired. Accounting Standard Codification 350, Intangibles and Other ("ASC 350") states that an optional qualitative impairment assessment can be performed to determine whether an impairment is more likely than not by considering various factors such as macroeconomic and industry trends, reporting unit performance and overall business changes. If inconclusive evidence results from the qualitative impairment test, a quantitative assessment is performed where the Company determines the fair value of the reporting units by using a combination of the present value of expected future cash flows and a market approach based on earnings multiple data from peer companies. If an impairment is identified, an impairment is recorded by the amount that the carrying value exceeds the fair value for each reporting unit. While the future cash flows are consistent with those that are used in our internal planning process inclusive of long-term growth assumptions, estimating cash flows requires significant judgment. Future changes to our projected cash flows can vary from the cash flows eventually realized, which may have a material impact on the outcomes of future goodwill impairment tests. The Company uses a weighted average cost of capital that represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors.

During the fourth quarter of 2022, the Company performed a quantitative assessment in accordance with ASC 350. We evaluated the potential for goodwill impairment by considering macroeconomic conditions, industry and market conditions, cost factors, both current and future expected financial performance, and relevant entity-specific events for each of the reporting units. We also considered our overall market performance discretely as well as in relation to our peers. We utilized a discount rate of 11.0% and a long-term growth rate of 3.5% consistently across all reporting units in the determination of the reporting unit fair value. Other significant assumptions utilized included the Company’s projections of expected future revenues and EBITDA margin. The Company determined the fair value for each reporting unit exceeded the carrying value as of October 1, 2022, and therefore, goodwill was not impaired. Based on the results of the Company’s quantitative assessment, the fair value of the Health Solutions, Wealth Solutions, Cloud Services and Professional Services reporting units exceeded their carrying values by less than 1%, 6%, 1%, and 29%, respectively. A hypothetical 25-basis point increase in the discount rate or a hypothetical 50-basis point decrease in the long-term growth rate could have resulted in goodwill impairment in the Company’s Health Solutions reporting unit of $174 million and the

Cloud Services reporting unit of $36 million. The Company’s Wealth Solutions and Professional services reporting units fair value continued to exceed carrying value.

Subsequent to our annual impairment test and until the end of the reporting period, we evaluated changes in macroeconomic conditions, industry and market conditions and determined that these factors were broadly consistent with those that existed as of our annual impairment test date. As such, we determined that no additional goodwill impairment testing was warranted, and goodwill remained recoverable as of December 31, 2022. At December 31, 2022, our reporting units has the following amounts of goodwill: Health Solutions, Wealth Solutions, Cloud Services and Professional Services had $3,075 million, $127 million, $404 million and $73 million, respectively.

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

A discussion of our accounting policies for hedging activities is outlined in Note 2 “Accounting Policies and Practices” within the Consolidated Financial Statements.

Interest Rate Risk

Our operating results are subject to risk from interest rate fluctuations on our borrowings, which carry variable interest rates. Our term loans and revolving credit facility borrowings bear interest at a variable rate, so we are exposed to market risks relating to changes in interest rates. Although we use derivative financial instruments to some extent to manage a portion of our exposure to interest rate risks, we do not attempt to manage our entire expected exposure. These instruments expose us to credit risk in the event that our counterparties default on their obligations. More information regarding the terms and market value of our derivative instruments can be found in Note 13 "Derivative Financial Instruments" and in Note 16 "Fair Value Measurement" within the Consolidated Financial Statements.

Our term loan agreements include an interest rate floor of 50 basis points (“bps”) plus a margin based on defined ratios. During the year ended December 31, 2022, applicable interest rates on these loans moved from below the floor in the early part of the year, to above the floor during the second quarter due to the rising interest rate environment. We also utilized interest rate swap agreements (designated as cash flow hedges) to fix portions of the floating interest rates through December 2026. A hypothetical increase of 25 bps in our term loans, net of hedging activity, would have resulted in a change to annual interest expense of $2 million in fiscal year 2022. For more information regarding our term loans and their applicable variable rates, see Note 8 "Debt" within the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

Alight, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2

Consolidated Balance Sheets as of December 31, 2022 (Successor) and December 31, 2021 (Successor)	F-4

Consolidated Statements of Comprehensive Income (Loss) for the Year ended December 31, 2022 and Six Months ended December 31, 2021 (Successor), Six Months ended June 30, 2021 (Predecessor), and Year ended December 31, 2020 (Predecessor)

F-5

Consolidated Statements of Stockholders’ Equity for the Year ended December 31, 2022 and Six Months ended December 31, 2021 (Successor) and Member's Equity for the Six Months ended June 30, 2021 and Year ended December 31, 2020 (Predecessor)

F-6

Consolidated Statements of Cash Flows for the Year ended December 31, 2022 and Six Months ended December 31, 2021 (Successor) and Six Months Ended June 30, 2021 and Year ended December 31, 2020 (Predecessor)

F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Alight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alight, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the period from July 1, 2021 through December 31, 2021 (Successor), the related consolidated statements of comprehensive income (loss), members’ equity and cash flows for the period from January 1, 2021 through June 30, 2021 (Predecessor) and the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, the period from July 1, 2021 through December 31, 2021 (Successor), the period from January 1, 2021 through June 30, 2021 (Predecessor) and the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Description of the Matter

At December 31, 2022, the Company’s goodwill for their Health Solutions, Wealth Solutions, and Cloud Services reporting units was $3,075 million, $127 million, and $404 million, respectively, as disclosed in Note 6 to the consolidated financial statements. Goodwill is tested for impairment at the reporting unit level at least annually or when impairment indicators are present. The Company determined the fair value of each reporting unit exceeded its carrying value.

Auditing management’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the Company’s Health Solutions, Wealth Solutions, and Cloud Services reporting units. The more subjective assumptions used in the analysis were projections of future revenue growth and earnings before interest, taxes, depreciation and intangible amortization margin, the long term growth rate, and the discount rate, which are all affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management's review of the significant assumptions discussed above. We also tested management's controls over the completeness and accuracy of the underlying data used in the valuation.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to review the Company’s model, methods, and the more sensitive assumptions utilized such as the discount rate. We compared the significant assumptions used by management to current industry, market and economic trends. In addition, we assessed the historical accuracy of management’s estimates, performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions, and reviewed the reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also tested the completeness and accuracy of the underlying data used by management in its analysis.

Measurement of the Tax Receivable Agreement Liability

Description of the Matter

As discussed in Note 15 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of LLC interests, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA and future changes in tax laws. At December 31, 2022, the Company’s liability due to the holders of LLC interests under the TRA (“TRA liability”), was $575 million.

Auditing management’s accounting for the TRA liability is especially challenging and judgmental due to the complex model used to calculate the TRA liability. The liability recorded is based on several inputs, including the discount rate applied to the TRA payments. Significant changes in the discount rate could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s TRA liability, including testing management's controls over the completeness and accuracy of the underlying data used in the valuation and the controls over management's review of the significant assumptions discussed above.

Our audit procedures included among others, testing the measurement of the TRA liability by evaluating whether the calculation of the TRA liability was in accordance with the terms set out in the TRA and recalculating the TRA liability. With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by validating the third-party inputs and testing the valuation methodology employed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Chicago, Illinois

March 1, 2023

Alight, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
(in millions, except share and per share amounts)
Assets
Current Assets
Cash and cash equivalents	$250	$372
Receivables, net	678	515
Other current assets	379	302
Total Current Assets Before Fiduciary Assets	1,307	1,189
Fiduciary assets	1,509	1,280
Total Current Assets	2,816	2,469
Goodwill	3,679	3,638
Intangible assets, net	3,872	4,170
Fixed assets, net	320	236
Deferred tax assets, net	6	3
Other assets	542	472
Total Assets	$11,235	$10,988

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$508	$406
Current portion of long-term debt, net	31	38
Other current liabilities	300	401
Total Current Liabilities Before Fiduciary Liabilities	839	845
Fiduciary liabilities	1,509	1,280
Total Current Liabilities	2,348	2,125
Deferred tax liabilities	60	36
Long-term debt, net	2,792	2,830
Long-term tax receivable agreement	568	581
Financial instruments	97	135
Other liabilities	281	353
Total Liabilities	$6,146	$6,060
Commitments and Contingencies (Note 20)
Stockholders' Equity
Preferred stock at $0.0001 par value: 1,000,000 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock; $0.0001 par value, 1,000,000,000 shares authorized; 478,340,245 and 464,103,972 issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class B Common Stock; $0.0001 par value, 20,000,000 shares authorized; 9,980,906 issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class V Common Stock; $0.0001 par value, 175,000,000 shares authorized; 63,481,465 and 77,459,687 issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class Z Common Stock; $0.0001 par value, 12,900,000 shares authorized; 5,595,577 issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Treasury stock, at cost (1,506,385 shares and none at December 31, 2022 and 2021, respectively)	(12)	—
Additional paid-in-capital	4,514	4,228
Retained deficit	(158)	(96)
Accumulated other comprehensive income	95	8
Total Alight, Inc. Equity	$4,439	$4,140
Noncontrolling interest	650	788
Total Stockholders' Equity	$5,089	$4,928
Total Liabilities and Stockholders' Equity	$11,235	$10,988

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
(in millions, except per share amounts)	2022	2021	2021	2020
Revenue	$3,132	$1,554	$1,361	$2,728
Cost of services, exclusive of depreciation and amortization	2,080	1,001	888	1,829
Depreciation and amortization	56	21	38	65
Gross Profit	996	532	435	834

Operating Expenses
Selling, general and administrative	671	304	222	461
Depreciation and intangible amortization	339	163	111	226
Total operating expenses	1,010	467	333	687
Operating (Loss) Income	(14)	65	102	147
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(38)	65	—	—
(Gain) Loss from change in fair value of tax receivable agreement	(41)	(37)	—	—
Interest expense	122	57	123	234
Other (income) expense, net	(16)	3	9	7
Total other (income) expense, net	27	88	132	241
Loss Before Income Tax Expense (Benefit)	(41)	(23)	(30)	(94)
Income tax expense (benefit)	31	25	(5)	9
Net Loss	(72)	(48)	(25)	(103)
Net loss attributable to noncontrolling interests	(10)	(13)	—	—
Net (Loss) Income Attributable to Alight, Inc.	$(62)	$(35)	$(25)	$(103)

Earnings Per Share
Basic (net loss) earnings per share	$(0.14)	$(0.08)
Diluted (net loss) earnings per share	$(0.14)	$(0.08)

Net Loss	$(72)	$(48)	$(25)	$(103)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	114	9	23	(25)
Foreign currency translation adjustments	(14)	—	8	8
Total other comprehensive income (loss), net of tax:	100	9	31	(17)
Comprehensive (Loss) Income Before Noncontrolling Interests	28	(39)	6	(120)
Comprehensive (loss) income attributable to noncontrolling interests	3	(12)	—	—
Comprehensive (Loss) Income Attributable to Alight, Inc.	$25	$(27)	$6	$(120)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Consolidated Statements of Stockholders’ Equity

	Successor
					Accumulated
			Additional		Other	Total		Total
	Common	Treasury	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Equity
Balance at July 1, 2021	$—	$—	$4,014	$(61)	$—	$3,953	$800	$4,753
Net loss	—	—	—	(35)	—	(35)	(13)	(48)
Other comprehensive income, net	—	—	—	—	8	8	1	9
Warrant redemption	—	—	159	—	—	159		159
Distribution of equity	—	—	(1)	—	—	(1)	—	(1)
Share-based compensation expense	—	—	67	—	—	67	—	67
Shares vested, net of shares withheld in lieu of taxes	—	—	(11)	—	—	(11)	—	(11)
Balance at December 31, 2021	$—	$—	$4,228	$(96)	$8	$4,140	$788	$4,928
Net loss	—	—	—	(62)	—	(62)	(10)	(72)
Other comprehensive income, net	—	—	—	—	87	87	13	100
Distribution of equity	—	—	—	—	—	—	—	—
Conversion of noncontrolling interest	—	—	113	—	—	113	(141)	(28)
Share-based compensation expense	—	—	181	—	—	181	—	181
Shares vested, net of shares withheld in lieu of taxes	—	—	(8)	—	—	(8)	—	(8)
Share repurchases	—	(12)	—	—	—	(12)	—	(12)
Balance at December 31, 2022	$—	$(12)	$4,514	$(158)	$95	$4,439	$650	$5,089

Consolidated Statements of Members’ Equity

	Predecessor
							Accumulated
	Members' Equity						Other
	Class A Units		Class A-1 Units		Class B Units		Comprehensive
(in millions, except unit amounts)	Units	Amount	Units	Amount	Units	Amount	Income (Loss)	Total
Balance at December 31, 2019	123,700	$804	1,683	$15	1,107	$11	$(25)	$805
Comprehensive income (loss), net of tax	—	(102)	—	(1)	—	—	(17)	(120)
Distribution of members' equity	—	(3)	—	—	—	—	—	(3)
Restricted share units vested, net of units withheld in lieu of taxes	—	—	172	(1)	717	—	—	(1)
Unit repurchases	—	—	(55)	(2)	(88)	(1)	—	(3)
Share-based compensation expense	—	—	—	1	—	4	—	5
Balance at December 31, 2020	123,700	$699	1,800	$12	1,736	$14	$(42)	$683
Comprehensive loss, net of tax	—	(25)	—	—	—	—	31	6
Restricted share units vested, net of units withheld in lieu of taxes	—	—	92	(1)	441	—	—	(1)
Unit repurchases	—	—	(75)	(1)	(89)	(1)	—	(2)
Share-based compensation expense	—	—	—	1	—	4	—	5
Balance at June 30, 2021	123,700	$674	1,817	$11	2,088	$17	$(11)	$691

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Consolidated Statements of Cash Flows

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 30,	June 30,	December 31,
(in millions)	2022	2021	2021	2020
Cash flows from operating activities
Net loss	$(72)	$(48)	$(25)	$(103)
Adjustments to reconcile net loss to net cash provided by (used for) operations:
Depreciation	79	31	49	91
Intangible amortization expense	316	153	100	200
Noncash lease expense	25	11	10	30
Financing fee and premium amortization	(2)	(2)	9	20
Share-based compensation expense	181	67	5	5
(Gain) loss from change in fair value of financial instruments	(38)	65	—	—
(Gain) loss from change in fair value of tax receivable agreement	(41)	(37)	—	—
Release of unrecognized tax provision	(31)	—	1
Deferred tax expense (benefit)	26	—	(1)	—
Other	1	11	1	11
Change in assets and liabilities:
Receivables	(136)	(28)	51	133
Accounts payable and accrued liabilities	72	56	(45)	(11)
Other assets and liabilities	(94)	(222)	(97)	(143)
Cash provided by (used for) operating activities	$286	$57	$58	$233
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(87)	(1,793)	—	(52)
Capital expenditures	(148)	(59)	(55)	(90)
Cash used for investing activities	$(235)	$(1,852)	$(55)	$(142)
Cash flows from financing activities
Net increase (decrease) in fiduciary liabilities	229	266	(15)	263
Distributions of equity	—	(1)	—	—
Borrowings from banks	104	627	110	779
Financing fees	(3)	(8)	—	(23)
Repayments to banks	(141)	(120)	(124)	(495)
Principal payments on finance lease obligations	(30)	(14)	(17)	(24)
Tax payment for shares/units withheld in lieu of taxes	(8)	(11)	(1)	—
Deferred and contingent consideration payments	(85)	(2)	(1)	—
FTAC share redemptions	—	(142)	—	—
Proceeds related to FTAC investors	—	1,813	—	—
Repurchase of shares	(12)	—	—	—
Other financing activities	—	(8)	(16)	(37)
Cash provided by (used for) financing activities	$54	$2,400	$(64)	$463
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	11	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	107	616	(61)	551
Cash, cash equivalents and restricted cash at beginning of period	1,652	1,036	1,536	985
Cash, cash equivalents and restricted cash at end of period	$1,759	$1,652	$1,475	$1,536

Supplemental disclosures:
Interest paid	$126	$64	$112	$210
Income taxes paid	17	8	5	19

Supplemental disclosure of non-cash financing activities:
Fixed asset additions acquired through finance leases	$9	$2	$2	$62
Right of use asset additions acquired through operating leases	11	2	10	26
Non-cash fixed asset additions	—	—	—	26

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Nature of Business

Alight is defining the future of employee wellbeing through the power of our integrated health, wealth, wellbeing and payroll solutions powered by Alight Worklife®. Alight Worklife® is a high-tech employee engagement platform with a human touch – that brings together our mission-critical wellbeing solutions to our clients to drive better outcomes for organizations and individuals.

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”). As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by the Predecessor, of which Alight is the managing member. Immediately following and as a result of the Business Combination, Alight owned approximately 85% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was approximately 15%. As of December 31, 2022 Alight owned 88% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor and the non-voting ownership percentage held by noncontrolling interest was approximately 12%.

Basis of Presentation

As a result of the prior year Business Combination, for accounting purposes, the Company is the acquirer and Alight Holdings is the acquiree and accounting predecessor. While the Closing Date was July 2, 2021, we determined the impact of one day would be immaterial to the results of operations. As such, we utilized July 1, 2021 as the date of the Business Combination for accounting purposes. Therefore, the financial statement presentation includes the financial statements of Alight Holdings as Predecessor for the periods prior to July 1, 2021 and the Company as Successor for the periods including and after July 1, 2021, including the consolidation of Alight Holdings.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

Cash and Cash Equivalents

Cash and cash equivalents include cash balances. At December 31, 2022 and December 31, 2021, Cash and cash equivalents totaled $250 million and $372 million, respectively, and none of the balances were restricted as to its use.

Fiduciary Assets and Liabilities

Some of the Company’s agreements require it to hold funds to pay certain obligations on behalf of its clients. Funds held on behalf of clients are segregated from Company funds, and their use is restricted to the payment of obligations on behalf of clients. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. These funds are recorded as Fiduciary assets with the related obligation recorded as Fiduciary liabilities in the Consolidated Balance Sheets. Our Fiduciary assets included cash of $1,509 million and $1,280 million at December 31, 2022 and December 31, 2021, respectively.

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

Allowance for Expected Credit Losses

The Company’s allowance for expected credit losses with respect to trade receivables and contract assets is based on a combination of factors, including evaluation of historical write-offs, current conditions and reasonable economic forecasts that affect collectability and other qualitative and quantitative analysis. Receivables, net included an allowance for expected credit losses of $9 million and $5 million at December 31, 2022 and December 31, 2021, respectively.

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

Foreign Currency

Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. The operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current exchange rates in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in net foreign currency translation adjustments within the Consolidated Statements of Stockholders’ Equity. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other (income) expense, net within the Consolidated Statements of Comprehensive Income (Loss). The impact of the foreign exchange gains and losses for the Successor year ended December 31, 2022 and six months ended December 31, 2021 was a gain of $1 million and a loss of $4 million, respectively. The impact of the foreign exchange gains and losses for Predecessor six months ended June 30, 2021 and year ended December 31, 2020 was a loss of $9 million and a gain of $2 million, respectively.

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

Warrants

Warrant agreements related to warrants to purchase the Company’s Class A Common Stock were accounted for as liabilities at fair value within Financial instruments on the Consolidated Balance Sheets and were subject to remeasurement at each balance sheet date. Any change in fair value was recognized within the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2022 and 2021, all warrants were exercised or redeemed.

Tax Receivable Agreement

In connection with the Business Combination, we entered into a Tax Receivable Agreement (the “TRA”) with certain of our pre-Business Combination owners that provides for the payment by Alight to such owners of 85% of the benefits that Alight is deemed to realize as a result of the Company’s share of existing tax basis acquired in the Business Combination and other tax benefits related to entering into the TRA. The Company accounts for the TRA as a liability at fair value, which is subject to remeasurement at each balance sheet date. Any change in fair value is recognized within the Consolidated Statements of Comprehensive Income (Loss).

Subsequent to the Business Combination, upon equity exchanges of the noncontrolling interests, the Company records obligations under the TRA at the gross undiscounted amount of the expected future payments as an increase to the liability with an offset to Additional paid-in-capital.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

Revenues are recognized when control of the promised services is transferred to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services. The majority of the Company’s revenue is recognized over time as the customer simultaneously receives and consumes the benefits of our services. On occasions, we may be entitled to a fee based on achieving certain performance criteria or contract milestones. To the extent that we cannot estimate with reasonable assurance the likelihood that we will achieve the performance target, we will constrain this portion of the transaction price and recognize it when or as the uncertainty is resolved. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. All of the Company’s revenues are described in more detail below.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

For Health Solutions administration services, each benefits cycle inclusive of the enrollment period represents a time increment under the series guidance and is a single performance obligation. Although ongoing fees are typically not payable until the commencement of the ongoing administrative phase, we begin transferring services to our customers approximately four months prior to payments being due as part of our annual enrollment services. Although our per-participant fees are considered variable, they are typically predictable in nature, and therefore we do not generally constrain any portion of our transaction price estimates. We use an input method based on the labor costs incurred relative to total labor costs as the measure of progress in satisfying our Health Solutions performance obligation commencing when the customer’s annual enrollment services begin. Given that the Health Solutions enrollment and administrative services are stand-ready in nature, it can be difficult to estimate the total expected efforts or hours we will incur for a particular benefits cycle. Therefore, the input measure is based on the historical effort expended, which is measured as labor cost.

For all other benefits administration, human resources and payroll services where each month represents a distinct time increment under the series guidance, we allocate the transaction price to the month we are performing our services. Therefore, the amount recognized each month is the variable consideration related to that month plus any fixed monthly or annual fee, which is recognized on a straight-line basis. Revenue for these types of arrangements is therefore more consistent throughout the year.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

A portion of the Company's revenue is subscription-based where monthly fees are paid to the Company. The Company receives these fees from insurance carriers and are priced based on a per-employee, per-month (PEPM) basis over a specific term based on the estimated number of employees who will have access to their product. The subscription-based revenue is recognized straight-line over the contract term, which is generally three years.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

basis over the expected life of the underlying customer relationships, which is 7 years for our payroll and cloud solutions and 15 years for all of our other solutions.

Amortization for all contracts costs is recorded in Cost of services, exclusive of depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss) (see Note 5 “Other Financial Data”).

4. Acquisitions

2022 Acquisition

In December 2022, the Company completed the acquisition of ReedGroup for a preliminary purchase price of approximately $87 million, net of cash acquired. This acquisition was not material to the Company’s results of operations, financial position, or cash flows. The Company accounted for the acquisition as a business combination under Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"). The goodwill identified by this acquisition is primarily attributed to the synergies that are expected to be realized as well as intangible assets that do not qualify for separate recognition, such as assembled workforce. None of the goodwill is expected to be deductible for income tax purposes. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). Upon completion of this acquisition, the business is now wholly-owned by the Company and will be included within the Employer Solutions segment.

2021 Acquisitions

Alight Business Combination

On July 2, 2021, the Company completed the Business Combination for consideration transferred of approximately $5.0 billion. The Business Combination was accounted for using the acquisition method under ASC 805, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The final consideration and allocation of the purchase price to the fair value of the combined assets acquired and liabilities assumed is presented below.

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

(3) The TRA and Seller Earnouts represent liability classified contingent consideration. Refer to Note 9 “Stockholders’ and Members’ Equity”, Note 14 “Financial Instruments” and Note 15 “Tax Receivable Agreement” to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

(4) The fair value of the noncontrolling interest is based on the fair value of acquired business, which was determined based on the price of the Company's Class A Common Stock at the July 2, 2021 Closing Date, plus the contingent consideration related to the Seller Earnouts. The noncontrolling interest is exchangeable for Class A Common Stock at the option of the holder. Refer to Note 9 “Stockholders’ and Members’ Equity” to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

Measurement Period Adjustments

During the third quarter of 2022, the Company recorded a measurement period adjustment to its initial allocation of purchase price as a result of ongoing valuation procedures on assets acquired and liabilities assumed of an increase of $1 million to deferred tax assets. There was no impact on the Consolidated Statements of Comprehensive Income (Loss) from this measurement period adjustment.

Intangible Assets and Goodwill

Intangible assets include customer-related and contract-based intangibles and technology with estimated useful lives of 13 years and 5 years, respectively. Approximately $77 million has been allocated to goodwill, all of which was tax deductible.

Other Acquisitions

The Company also completed one acquisition during the year ended December 31, 2021. The acquisition was not material to the Company’s results of operations, financial position, or cash flows. The Company accounted for the acquisition as a business combination under ASC 805. The goodwill identified by this acquisition is primarily attributed to the synergies that are expected to be realized as well as intangible assets that do not qualify for separate recognition, such as assembled workforce. Goodwill is not amortized and is deductible for tax purposes. Upon completion of this acquisition, the business is now wholly-owned by the Company.

5. Other Financial Data

Consolidated Balance Sheets Information

Receivables, net

The components of Receivables, net are as follows (in millions):

	December 31,	December 31,
	2022	2021
Billed and unbilled receivables	$687	$520
Allowance for expected credit losses	(9)	(5)
Balance at end of period	$678	$515

As a result of the prior year Business Combination, all receivables acquired were recorded at fair value and allowance for expected credit losses previously recorded by the Predecessor were reduced to zero as of July 1, 2021 (see Note 1 “Basis of Presentation and Nature of Business”). The Company has not experienced significant write-downs in its receivable balances.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Other current assets

The components of Other current assets are as follows (in millions):

	December 31,	December 31,
	2022	2021
Deferred project costs	$43	$39
Prepaid expenses	68	66
Commissions receivable	149	148
Other	119	49
Total	$379	$302

Other assets

The components of Other assets are as follows (in millions):

	December 31,	December 31,
	2022	2021
Deferred project costs	$342	$274
Operating lease right of use asset	86	120
Commissions receivable	28	34
Other	86	44
Total	$542	$472

The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). During the Successor year ended December 31, 2022, the six months ended December 31, 2021, the Predecessor six months ended June 30, 2021 and year ended December 31, 2020, total amortization expense of $50 million, $31 million, $33 million and $74 million was recorded in Cost of services, exclusive of depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss), respectively.

The current portion of the commissions receivable balance as of December 31, 2021 includes commission receivables related to the Retiree Health acquisition completed during the fourth quarter of 2021.

Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balance in Other current assets as of December 31, 2022 and December 31, 2021 was $72 million and $1 million, respectively. The balance in Other assets as of December 31, 2022 was $62 million and $16 million , respectively, (see Note 13 “Derivative Financial Instruments” for further information).

See Note 19 "Lease Obligations" for further information regarding the Operating lease right of use assets recorded as of December 31, 2022 and 2021.

Fixed assets, net

The components of Fixed assets, net are as follows (in millions):

	December 31,	December 31,
	2022	2021
Capitalized software	$183	$55
Leasehold improvements	42	40
Computer equipment	116	102
Furniture, fixtures and equipment	12	12
Construction in progress	73	58
Total Fixed assets, gross	426	267
Less: Accumulated depreciation	106	31
Fixed assets, net	$320	$236

As a result of the prior year Business Combination, all fixed assets acquired were recorded at fair value and accumulated depreciation previously recorded by the Predecessor was reduced to zero as of July 1, 2021 (see Note 1 “Basis of Presentation and Nature of Business”). In addition, as part of the purchase price accounting for the Business Combination, Capitalized software related

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

to internally developed software in-service as of the Closing Date was reclassified and included in the fair value of the Technology related intangible assets acquired.

Included in Computer equipment are assets under finance leases. The balances as of December 31, 2022 and 2021, net of accumulated depreciation related to these assets, were $46 million and $62 million, respectively.

Other current liabilities

The components of Other current liabilities are as follows (in millions):

	December 31,	December 31,
	2022	2021
Deferred revenue	$141	$148
Operating lease liabilities	34	44
Finance lease liabilities	25	27
Other	100	182
Total	$300	$401

Other liabilities

The components of Other liabilities are as follows (in millions):

	December 31,	December 31,
	2022	2021
Deferred revenue	$93	$55
Operating lease liabilities	103	139
Finance lease liabilities	18	34
Unrecognized tax positions	13	44
Other	54	81
Total	$281	$353

The current and non-current portions of deferred revenue relates to consideration received in advance of performance under client contracts. During the Successor year ended December 31, 2022, the six months ended December 31, 2021, the Predecessor six months ended June 30, 2021 and year ended December 31, 2020, revenue of approximately $123 million, $44 million, $101 million, and $175 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.

Other current liabilities as of December 31, 2021 includes a deferred consideration payment of $83 million related to an acquisition completed in the fourth quarter of 2021.

As of December 31, 2022 the current and non-current portions of operating lease liabilities represent the Company’s obligation to make lease payments arising from a lease (see Note 19 “Lease Obligations” for further information). Operating leases for the Company’s office facilities expire at various dates through 2031.

Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There were no interest rate swaps recorded in Other current liabilities or Other liabilities as of December 31, 2022. The balances in Other current liabilities and Other liabilities as of December 31, 2021 were $8 million and $1 million, respectively (see Note 13 “Derivative Financial Instruments” for further information).

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

6. Goodwill and Intangible assets, net

The changes in the net carrying amount of goodwill are as follows (in millions):

	Employer	Professional
	Solutions	Services	Total
Balance as of December 31, 2021	$3,564	74	3,638
Acquisitions(1)	44	—	44
Foreign currency translation	(2)	(1)	(3)
Balance as of December 31, 2022	$3,606	73	3,679

(1) Amounts relate to the 2022 Acquisition and measurement period adjustments related to prior year acquisitions. See Note 4 "Acquisitions" for more information.

Goodwill for each reporting unit is tested for impairment annually during the fourth quarter, or more frequently if there are indicators that a reporting unit may be impaired. Accounting Standard Codification 350, Intangibles and Other ("ASC 350") states that an optional qualitative impairment assessment can be performed to determine whether an impairment is more likely than not by considering various factors such as macroeconomic and industry trends, reporting unit performance and overall business changes. If inconclusive evidence results from the qualitative impairment test, a quantitative assessment is performed where the Company determines the fair value of the reporting units by using a combination of the present value of expected future cash flows and a market approach based on earnings multiple data from peer companies using unobservable level 3 inputs. If an impairment is identified, an impairment is recorded by the amount that the carrying value exceeds the fair value for each reporting unit. While the future cash flows are consistent with those that are used in our internal planning process inclusive of long-term growth assumptions, estimating cash flows requires significant judgment. Future changes to our projected cash flows can vary from the cash flows eventually realized, which may have a material impact on the outcomes of future goodwill impairment tests. The Company uses a weighted average cost of capital that represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors.

During the fourth quarter of 2022, the Company performed a quantitative assessment in accordance with ASC 350. We evaluated the potential for goodwill impairment by considering macroeconomic conditions, industry and market conditions, cost factors, both current and future expected financial performance, and relevant entity-specific events for each of the reporting units. We also considered our overall market performance discretely as well as in relation to our peers. We utilized a discount rate of 11.0% and a long-term growth rate of 3.5% consistently across all reporting units in the determination of the reporting unit fair value. Other significant assumptions utilized included the Company’s projections of expected future revenues and EBITDA margin, which is defined as earnings before interest, taxes, depreciation and intangible amortization as a percentage of revenue. The Company determined the fair value for each reporting unit exceeded the carrying value as of October 1, 2022, and therefore, goodwill was not impaired. Based on the results of the Company’s quantitative assessment, the fair value of the Health Solutions, Wealth Solutions, Cloud Services and Professional Services reporting units exceeded their carrying values by less than 1%, 6%, 1%, and 29%, respectively. A hypothetical 25-basis point increase in the discount rate or a hypothetical 50-basis point decrease in the long-term growth rate could have resulted in goodwill impairment in the Company’s Health Solutions reporting unit of $174 million and the Cloud Services reporting unit of $36 million. The Company’s Wealth Solutions and Professional services reporting units fair value continued to exceed carrying value.

Subsequent to our annual impairment test and until the end of the reporting period, we evaluated changes in macroeconomic conditions, industry and market conditions and determined that these factors were broadly consistent with those that existed as of our annual impairment test date. As such, we determined that no additional goodwill impairment testing was warranted, and goodwill remained recoverable as of December 31, 2022. At December 31, 2022, our reporting units has the following amounts of goodwill: Health Solutions, Wealth Solutions, Cloud Services and Professional Services had $3,075 million, $127 million, $404 million and $73 million, respectively.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Intangible assets by asset class are as follows (in millions):

	December 31, 2022			December 31, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer-related and contract based intangibles	$3,670	$364	$3,306	$3,662	$119	$3,543
Technology related intangibles	263	63	200	254	20	234
Trade name (finite life)	408	42	366	407	14	393
Total	$4,341	$469	$3,872	$4,323	$153	$4,170

The net carrying amount of Intangible assets as of December 31, 2022 includes customer-related and contract based identifiable intangible assets, technology related intangible assets and trade name intangible assets.

Amortization expense from finite-lived intangible assets for the Successor year ended December 31, 2022, the six months ended December 31, 2021, and the Predecessor six months ended June 30, 2021 and year ended December 31, 2020 was $316 million, $153 million, $100 million, $200 million, respectively, which was recorded in Depreciation and intangible amortization in the Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible asset net carrying amount and weighted average remaining useful lives as of December 31, 2022 (in millions, except for years):

	Net	Weighted-Average
	Carrying	Remaining
	Amount	Useful Lives
Intangible assets at December 31, 2022:
Customer-related and contract-based intangibles	$3,306	13.5
Technology-related intangibles	200	4.5
Trade name (finite life)	366	13.3
Total	$3,872

Subsequent to December 31, 2022, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related	Technology	Trade
	and Contract Based	Related	Name
	Intangibles	Intangibles	Intangibles
2023	$246	$45	$29
2024	246	45	29
2025	246	45	28
2026	246	44	27
2027	246	21	27
Thereafter	2,076	—	226
Total amortization expense	$3,306	$200	$366

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

7. Income Taxes

Provision for Income Taxes

(Loss) income before income tax expense (benefit) consists of the following (in millions):

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended,
	December 31,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
(Loss) income before income tax expense (benefit)
U.S. (loss) income	$(27)	$(14)	$(28)	$(88)
Non-U.S. (loss) income	(14)	(9)	(2)	(6)
Total	$(41)	$(23)	$(30)	$(94)

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

The provision for income tax consists of the following (in millions):

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended,
	December 31,	December 31,	June 30,	December 31,
Income tax expense (benefit):	2022	2021	2021	2020
Current:
Federal	$(10)	$17	$1	$—
State	5	3	—	—
Foreign	10	6	(5)	9
Total current tax expense (benefit)	$5	$26	$(4)	$9
Deferred tax expense (benefit):
Federal	$18	$—	$—	$(1)
State	6	—	—	1
Foreign	2	(1)	(1)	—
Total deferred tax (benefit) expense	$26	$(1)	$(1)	$—
Total income tax expense (benefit)	$31	$25	$(5)	$9

Effective Tax Rate Reconciliation

The reconciliation of the effective tax rate for all periods presented is as follows (in millions):

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

	Successor				Predecessor
	Year Ended		Six Months Ended		Six Months Ended		Year Ended
	December 31,		December 31,		June 30,		December 31,
	2022		2021		2021		2020
	Amount	%	Amount	%	Amount	%	Amount	%
(Loss) income before income tax expense (benefit)	$(41)		$(23)		$(30)		$(94)
Provision for income taxes at the statutory rate	$(9)	21%	$(5)	21%	$—	—%	$—	—
State income taxes, net of federal benefit	3	(7)%	3	(12)%	—	—%	1	—
Jurisdictional rate differences	8	(20)%	(11)	49%	1	(3)%	9	(11)%
Changes in valuation allowances	39	(95)%	23	(100)%	(2)	6%	—	—
Benefit of income not allocated to the Company	6	(14)%	1	(4)%	—	—	—	—
Income in separate U.S. tax consolidations	15	(37)%	16	(68)%	—	—	—	—
Non-deductible expenses	4	(9)%	8	(35)%	(2)	6%	—	—
Tax credits	(7)	17%	(4)	19%	—	—	—	—
Change in uncertain tax positions	(28)	68%	(5)	24%	—	—	—	—
Other	—	—%	(1)	(3)%	(2)	7%	(1)	1%
Income tax expense (benefit)	$31	(76)%	$25	(109)%	$(5)	16%	$9	(10)%

The Company’s effective tax rate for the Successor year ended December 31, 2022 and six months ended December 31, 2021 was (76%) and (109%), respectively. The Company’s effective tax rate for the Predecessor six months ended June 30, 2021 and year ended December 31, 2020 was 16% and (10)%, respectively.

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Prior to the Business Combination, Alight Holdings operated as a U.S. Partnership which generally is not subject to federal and state income taxes. Subsequent to the Business Combination, the Company’s effective tax rate differs from the U.S.’s statutory rate primarily due to foreign rate differences, valuation allowances, separate entity corporate taxes, changes in statutory reserves, and the noncontrolling interest associated with the portion of Alight Holdings income not allocable to the Company. The Company is taxed as a corporation and is subject to corporate federal, state, and local taxes on the income allocated to it from Alight Holdings, based upon the Company’s economic interest in Alight Holdings, and any stand-alone income or loss generated by the Company. Alight Holdings and certain subsidiaries combine to form a single entity taxable as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, Alight Holdings is not subject to U.S. federal and certain state and local income taxes. The partners of Alight Holdings, including the Company, are liable for federal, state, and local income taxes based on their allocable share of Alight Holdings’ pass-through taxable income, which includes income of Alight Holdings’ subsidiaries that are treated as disregarded entities separate from Alight Holdings for income tax purposes. The effective tax rate for the Successor year ended December 31, 2022 is lower than the 21% U.S. statutory corporate income tax rate primarily due to the structure after the Business Combination and the recognition of expenses which are not deductible for income tax purposes.

Deferred Income Taxes

The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

	Successor
	December 31,	December 31,
	2022	2021
Deferred tax assets:
Employee benefit plans	$3	$2
Interest expense carryforward	55	13
Other credits	39	39
Tax receivable agreement	72	64
Other accrued expenses	—	10
Seller Earnouts	11	35
Fixed assets	—	2
Intangible assets	—	—
Net operating losses	213	313
Other	5	4
Total	398	482
Valuation allowance on deferred tax assets	(127)	(226)
Total	$271	$256
Deferred tax liabilities:
Intangible assets	$(32)	$(33)
Investment in partnership	(254)	(246)
Interest rate swap	(30)	—
Other	(9)	(10)
Total	$(325)	$(289)
Net deferred tax (liability) asset	$(54)	$(33)

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Considerations with respect to the realizability of deferred tax assets include the period of expiration, historical earnings, and future sources of taxable income by jurisdiction to which the tax asset relates. Management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. The Company maintains valuation allowances with regard to the tax benefits of certain net operating losses and other deferred tax assets, and periodically assesses the adequacy thereof. Valuation allowances decreased by $99 million as of December 31, 2022, as compared to the prior year. The change is primarily attributable to acquired net operating losses and other deferred tax assets, as well as the effect of rate changes in foreign jurisdictions.

As of December 31, 2022 and 2021, the Company had U.S. and foreign net operating losses (“NOLs”) of $213 million and $313 million, respectively. The material jurisdictions for the NOLs are the United States and United Kingdom and can be carried forward indefinitely.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Uncertain Tax Positions

The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

Balance at January 1, 2021 (Predecessor)	$34
Additions for tax positions of prior years	1
Balance at June 30, 2021 (Predecessor)	$35

Balance at July 1, 2021 (Successor)	35
Lapse of statute of limitations	(5)
Balance at December 31, 2021 (Successor)	$30
Lapse of statute of limitations	(22)
Balance at December 31, 2022 (Successor)	$8

The Company’s liability for uncertain tax positions as of December 31, 2022 and 2021 includes $8 million and $27 million, respectively, related to amounts that would impact the effective tax rate if recognized.

The Company records interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $6 million and $17 million as of December 31, 2022 and 2021, respectively.

The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2018. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2015. With respect to open tax periods, the Company expects unrecognized tax benefits to decrease by approximately $2 million including interest and penalties, within 12 months of the reporting date. This expectation is based on the timing of limitation expirations on certain corporate income tax returns.

8. Debt

Debt outstanding consisted of the following (in millions):

		December 31,	December 31,
	Maturity Date	2022	2021
Term Loan	May 1, 2024	$65	$72
Term Loan, Amended	October 31, 2026	—	1,958
Term Loan, Third Incremental(1)	August 31, 2028	—	517
Term Loan, B-1(2)	August 31, 2028	2,448	—
Secured Senior Notes	June 1, 2025	310	314
$294 million Revolving Credit Facility, Amended	August 31, 2026	—	—
Other	June 30, 2022	—	7
Total debt, net		2,823	2,868
Less: current portion of long-term debt, net		(31)	(38)
Total long-term debt, net		$2,792	$2,830

(1)
The net balance for the Third Incremental Term Loan at December 31, 2021 includes unamortized debt issuance costs of $6 million.
(2)
The net balance for the B-1 Term Loan at December 31, 2022 included unamortized debt issuance costs of $8 million.

Purchase Accounting

As part of purchase accounting for the prior year Business Combination, the debt obligations assumed were recorded at fair value, under ASC 805, which resulted in an aggregate increase in the debt liability of $60 million. The fair value increase is being amortized over the respective terms of the debt obligations and is recorded in Interest expense on the Consolidated Statements of Comprehensive Income (Loss).

Term Loan

In May 2017, the Company entered into a 7-year Initial Term Loan. During November 2017 and November 2019, the Company entered into Incremental Term Loans under identical terms as the Initial Term Loan. In August 2020, the Company refinanced the

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

During the Successor year ended and six months ended December 31, 2022 and December 31, 2021, respectively, and the Predecessor six months and year ended June 30, 2021 and December 31, 2020, respectively, the Company made total principal payments of $31 million, $571 million, $13 million, and $298 million, respectively. The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13 “Derivative Financial Instruments”).

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

Revolving Credit Facility

In May 2017, the Company entered into a 5-year $250 million Revolver with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the Revolver to October 31, 2024. In August 2021, the Company replaced and refinanced the Revolvers with a $294 million Revolver with a maturity date of August 31, 2026. At December 31, 2022, $3 million of unused letters of credit related to various insurance policies and real estate leases were issued under the Revolver and there were no additional borrowings. The Company is required to make periodic payments for commitment fees and interest related to the Revolver and outstanding letters of credit. During the Successor year ended and six months ended December 31, 2022 and December 31, 2021, respectively, and the Predecessor six months and year ended June 30, 2021 and December 31, 2020, respectively, the Company made immaterial payments related to these fees.

As part of the acquisition of NGA Human Resources ("NGA HR") during the year ended December 31, 2019, the Company acquired a revolving credit facility of approximately $20 million secured on the accounts receivable balance of NGA HR. During the year ended December 31, 2022, the Company made principal payments of $110 million, offset by borrowings of $104 million. Interest was calculated based on an applicable reference rate plus a margin. The facility was terminated on June 29, 2022, with all borrowings and associated interest repaid at that time.

Financing Fees, Premiums and Interest Expense

The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Total interest expense related to the debt instruments for the Successor year and six months ended December 31, 2022 and December 31, 2021, respectively, and the Predecessor six months and year ended June 30, 2021 and December 31, 2020, respectively, was $138 million, $53 million, $105 million, $204 million, respectively. This included amortization of financing fees of $3 million and $2 million benefits for the Successor year and six months ended December 31, 2022 and December 31, 2021, respectively, and an expense of approximately $8 million and $17 million for the Predecessor six months and year ended June 30, 2021 and December 31, 2020, respectively. Interest expense is recorded in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).

Principal Payments

Aggregate contractual principal payments as of December 31, 2022 are as follows (in millions):

2023	$31
2024	83
2025	325
2026	25
2027	25
Thereafter	2,331
Total payments	$2,820

9. Stockholders’ and Members’ Equity

Predecessor Equity

Class A Common Units

There were no grants of Class A common units during the six months ended June 30, 2021 or the years ended December 31, 2020. Each holder of Class A common units is entitled to one vote per unit.

Class A-1 Common Units

During the six months ended June 30, 2021, the Company granted 643 Restricted Class A-1 common units. There were no grants of Class A-1 common units during the year ended December 31, 2020. Holders of Class A-1 common units are not entitled to voting rights.

Class B Common Units

During the six months ended June 30, 2021 there were no grants of Class B common units, and during the year ended December 31, 2020, the Company granted 7,459 and 2,587 units, respectively. Holders of Class B common units are not entitled to voting rights.

Successor Equity

Preferred Stock

Upon the Closing of the Business Combination, 1,000,000 preferred shares, par value $0.0001, were authorized. There are no preferred shares issued and outstanding as of December 31, 2022.

Class A Common Stock

As of December 31, 2022, 478,340,245 Class A common shares, including 7,583,284 of unvested Class A common shares, were legally issued and outstanding, par value $0.0001. Holders of Class A Common Shares are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.

Class B Common Stock

Upon the Closing of the Business Combination, the Seller Earnouts resulted in the issuance of a total of 14,999,998 Class B instruments (including 797,386 Unvested Class B common shares related to employee compensation) to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for Alight Class A common shares

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

in the Business Combination received Class B common shares, and the equityholders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unitholders”) received Class B common units of Alight Holdings.

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

These Class B instruments (excluding the Unvested B common shares related to employee compensation) are liability classified; refer to Note 14 “Financial Instruments” to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.

As further described below, there are two series of Class B instruments outstanding.

Class B-1

As of December 31, 2022, 4,990,453 Class B-1 common shares were legally issued and outstanding, par value of $0.0001, including 398,693 Unvested Class B-1 common shares related to employee compensation. Class B-1 common shares vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the Class A common shares equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

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

As of December 31, 2022, 2,509,546 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the Class A common shares equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Class B-2

As of December 31, 2022, 4,990,453 Class B-2 common shares were legally issued and outstanding, par value of $0.0001, including 398,693 Unvested Class B-2 common shares related to employee compensation. Class B-2 common shares vest and automatically convert into shares of Class A common shares on a 1-for-1 basis if the VWAP of the Class A common shares equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

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

As of December 31, 2022, 2,509,546 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the Class A common shares equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3

Upon the Closing of the Business Combination, 10,000,000 Class B-3 common shares, par value $0.0001 per share, were authorized. There are no Class B-3 common shares issued and outstanding as of December 31, 2022.

Class V Common Stock

As of December 31, 2022, 63,481,465 Class V common shares were legally issued and outstanding, par value of $0.0001. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unitholders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

As of December 31, 2022, 5,595,577 Class Z common shares (5,046,819 Class Z-A, 274,379 Class Z-B-1, and 274,379 Class Z-B-2) were legally issued and outstanding, par value of $0.0001. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common shares are not entitled to voting rights. The Class Z shares convert into shares of Class A Common Stock, Class B-1 or Class B-2 Common Stock, as applicable, in connection with the ultimate forfeiture of the Unvested Class A, Unvested Class B-1, and Unvested Class B-2 common shares issued to participating management holders.

As of December 31, 2022, 3,075,930 Class Z common units (2,774,272 Class Z-A, 150,829 Class Z-B-1, and 150,829 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. The Class Z units convert into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the ultimate forfeiture of the Unvested Class A, Unvested Class B-1, and Unvested Class B-2 common shares issued to participating management holders.

Class A Units

Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Alight Class V Common Stock, for a number of shares of Alight Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.

The Continuing Unitholders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Consolidated Balance Sheets. As of December 31, 2022, there were 541,821,710 Class A Units outstanding, of which 478,340,245 are held by the Company and 63,481,465 are held by the noncontrolling interest of the Company.

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

Exchange of Class A Units

During the Successor year ended December 31, 2022, 13,978,222 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $141 million, recorded in Additional paid-in capital. Pursuant to the TRA, described in Note 15 "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $43 million, with offsets to Additional paid-in-capital. Additional increases to Additional paid-in-capital due to these exchanges were $12 million and $3 million of deferred tax liabilities and deferred tax assets, respectively, due to our change in ownership.

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

During the Successor year ended December 31, 2022, 1,506,385 Class A Common Stock shares were repurchased under the Program for a total cost of $12 million (including broker commissions). As of December 31, 2022, there was $88 million remaining

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

under the Program authorization for future share repurchases. Repurchased shares are reflected as Treasury Stock on the Consolidated Balance Sheets as a component of equity.

The following table reflects the changes in our outstanding stock:

	Class A (2)	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2021	456,282,881	4,990,453	4,990,453	77,459,687	5,595,577	—
Conversion of noncontrolling interest	1,239,256	—	—	(1,239,256)	—	—
Shares granted upon vesting	106,188	—	—	—	—	—
Issuance for compensation to non-employees(1)	13,743	—	—	—	—	—
Balance at March 31, 2022	457,642,068	4,990,453	4,990,453	76,220,431	5,595,577	—
Conversion of noncontrolling interest	333,715	—	—	(333,715)	—	—
Shares granted upon vesting	50,132	—	—	—	—
Issuance for compensation to non-employees(1)	20,258	—	—	—	—	—
Balance at June 30, 2022	458,046,173	4,990,453	4,990,453	75,886,716	5,595,577	—
Conversion of noncontrolling interest	86,399	—	—	(86,399)	—	—
Shares granted upon vesting	135,445	—	—	—	—	—
Issuance for compensation to non-employees(1)	20,891	—	—	—	—	—
Share repurchases	(1,506,385)	—	—	—	—	1,506,385
Balance at September 30, 2022	456,782,523	4,990,453	4,990,453	75,800,317	5,595,577	1,506,385
Conversion of noncontrolling interest	12,318,852	—	—	(12,318,852)	—	—
Shares granted upon vesting	1,637,270	—	—	—	—	—
Issuance for compensation to non-employees(1)	18,316	—	—	—	—	—
Share repurchases	—	—	—	—	—	—
Balance at December 31, 2022	470,756,961	4,990,453	4,990,453	63,481,465	5,595,577	1,506,385

(1)
Issued to certain members of the Board of Directors in lieu of cash retainer.
(2)
Does not include 7,583,284 of unvested Class A common shares as of December 31, 2022.

Dividends

There were no dividends declared during the Successor year ended December 31, 2022.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Accumulated Other Comprehensive Income

As of December 31, 2022, the Accumulated other comprehensive income balance included unrealized losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect for all periods presented was immaterial.

Changes in accumulated other comprehensive income (loss), net of noncontrolling interests and tax, are as follows (in millions):

	Predecessor
	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments(1)	Swaps(2)	Total
Balance at December 31, 2019	$(3)	$(22)	$(25)
Other comprehensive (loss) income before reclassifications, net of tax	8	(47)	(39)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	22	22
Net current period other comprehensive (loss) income	8	(25)	(17)
Balance at December 31, 2020	$5	$(47)	$(42)
Other comprehensive (loss) income before reclassifications, net of tax	8	9	17
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	14	14
Net current period other comprehensive (loss) income	8	23	31
Balance at June 30, 2021	$13	$(24)	$(11)

	Successor
	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments(1)	Swaps(2)	Total
Balance at July 1, 2021	$—	$—	$—
Other comprehensive (loss) income before reclassifications	—	9	9
Tax expense (benefit)	—	(2)	(2)
Other comprehensive (loss) income before reclassifications, net of tax	—	7	7
Amounts reclassified from accumulated other comprehensive income	—	1	1
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	1	1
Net current period other comprehensive income, net of tax	—	8	8
Balance at December 31, 2021	$—	$8	$8
Other comprehensive (loss) income before reclassifications	(13)	125	112
Tax expense (benefit)	2	(8)	(6)
Other comprehensive (loss) income before reclassifications, net of tax	(11)	117	106
Amounts reclassified from accumulated other comprehensive income	—	(19)	(19)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(19)	(19)
Net current period other comprehensive income, net of tax	(11)	98	87
Balance at December 31, 2022	$(11)	$106	$95

(1)
Foreign currency translation adjustments include $6 million losses related to intercompany loans that have been designated long-term investment nature.
(2)
Reclassifications from this category are recorded in Interest expense. See Note 13 "Derivative Financial Instruments" for additional information.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

10. Share-Based Compensation Expense

Predecessor Plans

Prior to the Business Combination, share-based payments to employees include grants of restricted share units (“RSUs”) and performance based restricted share units (“PRSUs”), which consist of both Class A-1 and Class B common units in each type, are measured based on their estimated grant date fair value. The grant date fair value of the RSUs is equal to the value of the shares acquired by the Predecessor’s initial investors at the time of Alight Holding’s formation in 2017. The grant date fair values of the PRSUs are based on a Monte Carlo simulation methodology, which requires management to make certain assumptions and apply judgement.

Management determined the expected volatility based on the average implied asset volatilities of comparable companies as we do not have sufficient trading history for the PRSUs. The expected term represents the period that the PRSUs are expected to be outstanding. Because of the lack of sufficient historical data necessary to calculate the expected term, we used the contractual vesting period of five years to estimate the expected term. For the Predecessor period, the key assumptions included in the Monte Carlo simulation were expected volatility of 45%, a risk-free interest rate of 1% and no expected dividends.

The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for awards expected to ultimately vest. As a result of the change in control related to the Business Combination, the vesting of the time-based PRSU Class B units accelerated on the Closing Date. Prior to the Closing Date, the time-based PRSUs vested ratably over periods of one to five years. The remaining unvested PRSU Class B units have vesting conditions that are contingent upon the achievement of defined internal rates of return and multiples on invested capital occurrence and of certain liquidity events. The Class A-1 RSUs and PRSUs that were unvested as of the Closing Date have time-based and/or vesting conditions that are contingent upon the achievement of defined internal rates of return and multiples on invested capital occurrence and of certain liquidity events. Both the unvested Class A-1 and Class B units were replaced with unvested Alight common shares as discussed below.

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

Successor Plans

Share-based payments consist of grants of RSUs and PRSUs. The Company recognizes compensation expense on a straight-line basis over the requisite service period for awards expected to ultimately vest.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

on the third anniversary of the Closing Date, but could vest earlier based on the achievement of certain market-based conditions.
•
Class A-1 units: The unvested Class A-1 units of Alight Holdings were granted replacement Unvested Class A common shares, Unvested Class B common shares, and Unvested Class B-2 common shares of the Company on an equivalent fair value basis. The service-based portion of the grant vests ratably over periods of two to five years and the remaining portion vests upon achievement of certain market-based conditions.

The Class B and Class A-1 units that were replaced represent the Unvested Class A, Unvested Class B-1 and Unvested Class B-2 common shares subject to the forfeiture re-allocation provision per the Class Z instruments discussed in Note 9 “Stockholders’ and Members’ Equity”. These unvested shares are accounted for as restricted stock in accordance with ASC 718.

Successor Awards

In connection with the Business Combination, the Company adopted the Alight, Inc. 2021 Omnibus Incentive Plan. Under this plan, for grants issued during the Successor year ended December 31, 2022 and six months ended December 31, 2021, approximately 50% of the units are subject to time-based vesting requirements and approximately 50% are subject to performance-based vesting requirements. The majority of the time-based RSUs generally vest ratably each December 31 over a three-year period. The PRSUs granted in 2021 vest upon achievement of the Company's performance goal, Total Contract Value of Business Process as a Service ("BPaaS"). The PRSUs granted in 2022 vest upon achievement of the Company's performance goal, Total BPaaS Revenue and Total Consolidated Revenue.

The Company begins to recognize expense associated with the PRSUs when the achievement of the performance condition is deemed probable. During the year ended December 31, 2022, based on management's analysis of the corresponding performance conditions, the Company increased expected achievement levels related to the PRSUs granted in 2021.

The fair value of each RSU and PRSU is based upon the grant date market price. The aggregate grant date fair value of RSUs and PRSUs granted during the Successor year ended December 31, 2022 was $45 million and $186 million, respectively.

Restricted Share Units and Performance Based Restricted Share Units

The following tables summarizes the unit activity related to the RSUs and PRSUs during the Successor year ended December 31, 2022 and six months ended December 31, 2021:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	RSUs(1)	Per Unit	PRSUs(1)(2)	Per Unit
Balance as of July 1, 2021	854,764	$9.91	7,816,743	$9.56
Granted	9,475,330	12.60	9,107,424	12.63
Vested	(3,014,054)	12.62	—	—
Forfeited	(167,624)	12.64	(181,054)	12.51
Balance as of December 31, 2021	7,148,416	$12.27	16,743,113	$11.20
Granted	5,019,998	9.01	15,816,619	11.76
Vested	(3,053,701)	12.24	—	—
Forfeited	(1,348,552)	11.46	(2,474,009)	11.90
Balance as of December 31, 2022	7,766,161	$10.28	30,085,723	$11.38

(1)
These share totals include both unvested shares and restricted stock units.
(2)
PRSUs granted includes both new grants in the period as well as adjustments in the period to existing grants to account for the expected level of achievement of the performance-based vesting requirements.

Employee Stock Purchase Plan

In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company are eligible to purchase Class A common stock of the Company

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A common stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s Class A common stock on the last business day of a Payment Period. As of December 31, 2022, no shares had been issued under the ESPP and the amount of share-based compensation costs related to the ESPP were not material.

Share-based Compensation

Total share-based compensation costs related to the RSUs and PRSUs are recorded in the Consolidated Statement of Comprehensive Income (Loss) as follows (in millions):

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended,
	December 31,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
Cost of services, exclusive of depreciation and amortization	$40	$19	$1	$1
Selling, general and administrative	141	48	4	4
Total share-based compensation expense	$181	$67	$5	$5

As of December 31, 2022, total future compensation expense related to unvested RSUs is $64 million which will be recognized over a remaining weighted-average amortization period of approximately 1.3 years. As of December 31, 2022, total future compensation expense related to PRSUs is $168 million which will be recognized over approximately the next 1.4 years.

11. Earnings Per Share

Basic earnings per share is calculated by dividing the net (loss) income attributable to Alight, Inc. by the weighted average number of shares of Class A Common Stock issued and outstanding for the Successor period. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that would then share in the net income of Alight, Inc. The Company’s Class V Common Stock and Class Z Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities and have not been included in either the basic or diluted earnings per share calculations.

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

Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Year Ended	Six Months Ended
	December 31,	December 31,
	2022	2021
Basic and diluted (net loss) earnings per share:
Numerator
Net (loss) income attributable to Alight, Inc. - basic and diluted	$(62)	$(35)
Denominator
Weighted-average shares outstanding - basic and diluted	458,558,192	439,800,624
Basic and diluted (net loss) earnings per share	$(0.14)	$(0.08)

For the Successor year ended December 31, 2022, 74,665,373 units related to noncontrolling interests and 7,624,817 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 14,999,998 shares related to the Seller Earnouts and 32,852,974 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

The CODM also uses revenue and segment profit to manage and evaluate our business, make planning decisions, and as performance measures for a Company-wide bonus plans. These key financial measures provide an additional view of our operational performance over the long-term and provide useful information that we use in order to maintain and grow our business.

The accounting policies of the segments are the same as those described in Note 2 “Accounting Policies and Practices.” The Company does not report assets by reportable segments as this information is not reviewed by the CODM on a regular basis.

Information regarding the Company’s current reportable segments is as follows (in millions):

	Revenue

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
Employer Solutions
Recurring	$2,467	$1,213	$1,049	$2,051
Project	251	134	107	237
Total Employer Solutions	2,718	1,347	1,156	2,288
Professional Services
Recurring	128	65	60	108
Project	243	121	124	260
Total Professional Services	371	186	184	368
Hosted Business	43	21	21	72
Total	$3,132	$1,554	$1,361	$2,728

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

	Segment Profit

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
Employer Solutions	$659	$344	$274	$533
Professional Services	1	1	7	31
Hosted Business	(1)	(2)	(3)	—
Total of all reportable segments	659	343	278	564
Share-based compensation	181	67	5	5
Transaction and integration expenses(1)	19	13	—	—
Non-recurring professional expenses(2)	—	19	18	—
Transformation initiatives(3)	—	—	—	8
Restructuring	63	5	9	77
Other(4)	15	(10)	(5)	36
Depreciation	79	31	49	91
Intangible amortization	316	153	100	200
Operating (Loss) Income	(14)	65	102	147
(Gain) Loss from change in fair value of financial instruments	(38)	65	—	—
(Gain) Loss from change in fair value of tax receivable agreement	(41)	(37)	—	—
Interest expense	122	57	123	234
Other (income) expense, net	(16)	3	9	7
Loss Before Income Tax Expense (Benefit)	$(41)	$(23)	$(30)	$(94)

(1)
Transaction and integration expenses related to acquisitions in 2022 and 2021.
(2)
Non-recurring professional expenses includes external advisor and legal costs related to the Company’s Business Combination.
(3)
Transformation initiatives in fiscal year 2020 includes expenses related to enhancing our data center.
(4)
Other primarily includes activity related to long-term incentives and expenses related to acquisitions, offset by Other (income) expense, net which was primarily comprised of contingent consideration earnout activities.

Revenue by geographic location is as follows (in millions):

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2021	2020
United States	$2,759	$1,358	$1,168	$2,353
Rest of world	373	196	193	375
Total	$3,132	$1,554	$1,361	$2,728

There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

Long-lived assets, representing Fixed assets, net and Operating lease right of use assets, by geographic location is as follows (in millions):

	Successor
	December 31,	December 31,
	2022	2021
United States	$359	$305
Rest of world	47	51
Total	$406	$356

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

13. Derivative Financial Instruments

The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps

The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of December 31, 2022	Fixed Rate	Expiration Date
July 2021	August 2020	$89,863,420	$100,000,000	3.0680%	February 2023
December 2021	August 2020	$181,205,050	$478,905,707	0.7203%	April 2024
December 2021	August 2020	$388,877,200	$599,043,463	0.6826%	April 2024
December 2021	May 2022	$220,130,318	$218,699,843	0.4570%	April 2024
December 2021	May 2022	$306,004,562	$302,505,737	0.4480%	April 2024
December 2021	April 2024	$871,205,040	n/a	1.6533%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6560%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	n/a	2.5540%	December 2026

Concurrent with the Term Loan refinancing, we amended our interest rate swap to incorporate Term SOFR. In accordance with Accounting Standards Codification Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR; as we are permitted to maintain designation through the transition. Also, during the Successor year ended December 31, 2022, we executed an additional interest rate swap, which has been designated as a cash flow hedge.

Our swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. As a result of hedge amendments in December 2021 and July 2021, the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments.

Financial Instrument Presentation

The fair values and location of outstanding derivative instruments recorded in the Consolidated Balance Sheets are as follows (in millions):

	December 31,	December 31,
	2022	2021
Assets
Other current assets	$72	$1
Other assets	62	16
Total	$134	$17

Liabilities
Other current liabilities	$—	$8
Other liabilities	—	1
Total	$—	$9

The Company estimates that approximately $71 million of derivative gains included in Accumulated other comprehensive income as of December 31, 2022 will be reclassified into earnings over the next twelve months.

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

The majority of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date and as of December 31, 2022 and December 31, 2021, the Seller Earnouts had a fair value of $96 million and $135 million, respectively. For the Successor year ended and six months ended December 31, 2022 and December 31, 2021, respectively, a gain of $38 million and a loss of $26 million, respectively, was recorded in (Gain) loss from change in fair value of financial instruments in the Consolidated Statements of Comprehensive Income (Loss).

The fair value of the Seller Earnouts is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurements"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 50%, risk-free interest rate of 3.98%, expected holding period of 5.51 years and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. An increase in the risk-free interest rate or expected volatility would result in an increase in the fair value measurement of the Seller Earnouts and vice versa.

Warrants

Upon the completion of the prior year Business Combination, there were issued and outstanding Company warrants to purchase shares of Class A Common Stock at a price of $11.50 per share, subject to adjustment for stock splits and/or extraordinary dividends, as described in the warrant agreement, including 10,000,000 warrants that were issued as a result of the consummation of the Forward Purchase Agreements (“Forward Purchase Warrants”). Private Warrants were exchanged for an equivalent number of Class C Units representing limited liability company interests of Alight Holdings and had the same terms as the Private Warrants. Each of the Public Warrants, Forward Purchase Warrants and Class C Units (collectively the “Warrants”) were exercisable for one share of Alight, Inc. Class A Common Stock.

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

Just prior to the exercise and redemption of the Warrants, the Company remeasured the warrant liability to its fair value. Upon exercise of the Warrants, the respective carrying value of the warrant liability was reclassified into additional paid in capital. As of December 31, 2022 and 2021, no Warrants were outstanding. For the Successor six months ended December 31, 2021, a loss of $39 million was recorded in Loss from change in fair value of financial instruments in the Consolidated Statements of Comprehensive Income (Loss) due to the remeasurement of the warrant liability prior to the exercise and redemption of the Warrants.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at December 31, 2022 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.4%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 9.2%.

Subsequent to the Business Combination, we will record additional liabilities under the TRA when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the Successor year ended December 31, 2022, an additional TRA liability of $43 million was established as a result of these exchanges.

The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable
Agreement Liability
Beginning balance as of December 31, 2021	$581
Measurement period adjustment	(8)
Fair value remeasurement	(41)
Conversion of noncontrolling interest	43
Ending Balance as of December 31, 2022	575
Less: current portion included in other current liabilities	(7)
Total long-term tax receivable agreement liability	$568

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$134	$—	$134
Total assets recorded at fair value	$—	$134	$—	$134

Liabilities
Contingent consideration liability	—	—	13	13
Seller Earnouts liability	—	—	96	96
Tax receivable agreement liability	—	—	575	575
Total liabilities recorded at fair value	$—	$—	$684	$684

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$17	$—	$17
Total assets recorded at fair value	$—	$17	$—	$17

Liabilities
Interest rate swaps	$—	$9	$—	$9
Contingent consideration liability	—	—	33	33
Seller Earnouts liability	—	—	135	135
Tax receivable agreement liability	—	—	581	581
Total liabilities recorded at fair value	$—	$9	$749	$758

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

Contingent Consideration

The contingent consideration liabilities relate to acquisitions completed during the Successor six months ended December 31, 2021, the Predecessor years ended December 31, 2020 and 2018, and are included in Other current liabilities and Other liabilities on the Consolidated Balance Sheets. The fair value of these liabilities is determined using a discounted cash flow analysis. Changes in the fair value of the liabilities are included in Other (income) expense, net in the Consolidated Statements of Comprehensive Income (Loss). Significant unobservable inputs are used in the assessment of fair value, including assumptions regarding discount rates and probability assessments based on the likelihood of reaching the various targets set out in the acquisition agreements.

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
Beginning balance	$33	$29	$26	$22
Acquisitions	—	8	2	3
Measurement period adjustments	(2)	—	—
Accretion of contingent consideration	1	—	1	—
Remeasurement of acquisition-related contingent consideration	(15)	(2)	—	8
Payments	(4)	(2)	—	(7)
Ending Balance	$13	$33	$29	$26

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Non-Recurring Fair Value Measurements

The Company’s financial liabilities measured at fair value on a non-recurring basis are as follows (in millions):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$31	$31	$38	$38
Long-term debt, net	2,792	2,780	2,830	2,834
Total	$2,823	$2,811	$2,868	$2,872

The carrying value of the Term Loan, Secured Senior Notes and Unsecured Senior Notes include the outstanding principal balances, less any unamortized discount or premium. The carrying value of the Term Loan approximates fair value as it bears interest at variable rates, and we believe our credit risk is consistent with when the debt originated. The outstanding balances under the Senior Notes have fixed interest rates and the fair value is classified as Level 2 within the fair value hierarchy and corroborated by observable market data (see Note 8 “Debt”).

The carrying amounts of Cash and cash equivalents, Receivables, net and Accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

During the Successor year ended December 31, 2022, the six months ended December 31, 2021, the Predecessor six months ended June 30, 2021 and year ended December 31, 2020, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.
17. Restructuring and Integration

During the third quarter of 2019, management initiated a restructuring and integration plan (“the Plan”) following the completion of the Hodges acquisition and in anticipation of the NGA HR acquisition, which was completed on November 1, 2019. The Plan is intended to integrate and streamline operations across the Company and is expected to generate cost reductions related to position eliminations and facility and system rationalizations. This restructuring and integration plan is complete as of December 31, 2022.

From the inception of the Plan through December 31, 2022, the Company has incurred total expenses of $168 million. These charges are recorded in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type that have been incurred through December 31, 2022:

	Successor		Predecessor
	Year Ended
	December 31,	Six months ended	Six months ended	Total Spend
	2022	December 31, 2021	June 30, 2021	From Inception
Employer Solutions
Severance and Related Benefits	$11	$1	$6	$57
Other Restructuring Costs(1)	41	3	2	86
Total Employer Solutions	$52	$4	$8	$143
Professional Services
Severance and Related Benefits	$2	$—	$1	$10
Other Restructuring Costs(1)	9	1	—	15
Total Professional Services	$11	$1	$1	$25
Total Restructuring Costs	$63	$5	$9	$168

(1)
Other costs associated with the Plan primarily include consulting and legal fees and lease consolidation.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

As of December 31, 2022, approximately $8 million of the restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of December 31, 2021	$4	$—	$4
Restructuring charges	13	50	63
Cash payments	(13)	(53)	(66)
Non-cash charges(1)	—	7	7
Accrued restructuring liability as of December 31, 2022	$4	$4	$8

(1)
Non-cash charges relate to lease consolidation.

18. Employee Benefits

Defined Contribution Savings Plans

Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the Successor year ended December 31, 2022, the six months ended December 31, 2021, and the Predecessor six months ended June 30, 2021 and year ended December 31, 2020, expenses were $59 million, $24 million, $31 million, and $46 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

19. Lease Obligations

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

The Company’s most significant leases are office facilities. For these leases, the Company has elected the practical expedient permitted under Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASC 842”) to combine lease and non-lease components. As a result, non-lease components are accounted for as an element within a single lease. The Company’s remaining operating leases are primarily comprised of equipment leases. The Company also leases certain IT equipment under finance leases which are reflected on the Company’s Consolidated Balance Sheets as computer equipment within Fixed assets, net.

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

The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants.

The components of lease expense were as follows (in millions):

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
Operating lease cost	$25	$14	$16	$40
Finance lease cost:
Amortization of leased assets	25	12	13	21
Interest of lease liabilities	3	2	2	4
Variable and short-term lease cost	6	3	3	6
Sublease income	(8)	(3)	(4)	(6)
Total lease cost	$51	$28	$30	$65

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	Successor
	December 31,	December 31,
	2022	2021
Operating Leases
Operating lease right-of-use assets	$86	$120

Current operating lease liabilities	34	44
Noncurrent operating lease liabilities	103	139
Total operating lease liabilities	$137	$183

Finance Leases
Fixed assets, net	$46	$62

Current finance lease liabilities	25	27
Noncurrent finance lease liabilities	18	34
Total finance lease liabilities	$43	$61

Weighted Average Remaining Lease Term (in years)
Operating leases	6.5	5.8
Finance leases	2.0	2.7

Weighted Average Discount Rate
Operating leases	4.6%	4.3%
Finance leases	4.3%	4.4%

Supplemental cash flow and other information related to leases was as follows (in millions):

	Successor		Predecessor
	Year Ended	Six Months Ended	Six Months Ended	Year Ended
	December 31,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$48	$27	$22	$42
Operating cash flows from finance leases	2	2	2	4
Financing cash flows from finance leases	30	14	17	24

Right-of use assets obtained in exchange for lease obligations
Operating leases	$11	$2	$10	$26
Finance leases	9	2	2	62

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Future lease payments for lease obligations with initial terms in excess of one year as of December 31, 2022 are as follows (in millions):

	Finance Leases	Operating Leases
2023	$21	$37
2024	18	33
2025	5	19
2026	—	17
2027	—	15
Thereafter	—	28
Total lease payments	44	149
Less: amount representing interest	(1)	(19)
Total lease obligations, net	43	130
Less: current portion of lease obligations, net	(25)	(34)
Total long-term portion of lease obligations, net	$18	$96

The operating lease future lease payments include sublease rental income of $6 million, $5 million and $2 million for 2023, 2024, 2025, respectively.

20. Commitments and Contingencies

Legal

The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at December 31, 2022 and December 31, 2021 were not material.

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

Purchase Obligations

The Company’s expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $26 million, $27 million, $9 million, $4 million and $3 million, for the years ended 2023, 2024, 2025, 2026, and thereafter, respectively.

Service Obligations

On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company.

The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $147 million, $154 million, $162 million, $170 million and $332 million for the years ended 2023, 2024, 2025, 2026 and thereafter, respectively.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

The Company may terminate its arrangement with Wipro for cause or for the Company’s convenience. In the case of a termination for convenience, the Company would be required to pay a termination fee, including certain of Wipro’s unamortized costs, plus 25% of any remaining portion of the minimum level of services the Company agreed to purchase from Wipro over the course of 10 years.

21. Subsequent Events

Two-Year Strategic Transformation Restructuring Program

On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Program includes process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. The Company currently expects to record in the aggregate approximately $140 million in pre-tax restructuring charges over the next two years. The restructuring charges are expected to include severance charges with an estimated range from $20 million to $30 million over the two-year period and other restructuring charges related to items such as data center exit costs, third party fees associated with the restructuring, and costs associated with transitioning existing technology and processes, which are estimated to account for between $100 million and $120 million over the two-year period. The Company estimates an annual savings of over $100 million after the Program is completed. The Program is expected to commence in the first quarter of 2023 and to be substantially completed over an estimated two-year period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, due to the material weaknesses in our internal control over financial reporting related to our income tax accounting as further described below, our disclosure controls and procedures were not effective as of December 31, 2022.

Notwithstanding, the conclusion by management that our disclosure controls and procedures as of December 31, 2022 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a–15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management, including the principal executive officer and the principal financial officer) and the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with GAAP. The Company’s accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of the Audit Committee of the Board of Directors (the “Audit Committee”).

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based on this evaluation, management concluded that as of December 31, 2022, our internal control over financial reporting was not effective because of a material weakness in internal control over financial reporting as described below; this material weakness related to internal controls over the accounting for the income tax provision in accordance with GAAP.

Specifically, the Company did not have the appropriate complement of resources within its tax department commensurate with the nature and complexity associated with the Company’s income tax provision process. As a result, the design and operation of our internal controls associated with the accounting for the Company’s income tax provision was not designed to operate at a level of precision necessary to provide reasonable assurance that a material misstatement of the Company’s annual or interim financial statements would be detected or prevented.

As disclosed above, management does not believe that these control deficiencies materially affected the results and accuracy of any of its annual or interim financial statements. Further, management believes and has concluded that the consolidated financial statements for the prior periods and included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are committed to maintaining a strong internal control environment. We have made initial progress towards remediation and continue to implement our remediation plan for the material weakness in internal control over financial reporting described above, with appropriate oversight from the Audit Committee. Specific remedial actions currently in progress include:
(i) conducting a complete assessment of the organizational structure of the Company’s tax team to identify any gaps or weaknesses, including necessary subject matter expertise, and make necessary changes to the personnel;
(ii) engaging and working with an independent, third-party review team to conduct a review of tax department processes and procedure with a particular emphasis on roles, responsibilities and accountabilities;
(iii) enhancing the level of precision in management’s review controls related to the review of significant tax balances to ensure transactions are recorded accurately and completely in accordance with GAAP, and
(iv) strengthening our income tax internal controls with enhanced documentation, technical oversight and training. Management believes that the remediation plan’s design and implementation will effectively remediate the material weakness. Until the remediation activities are fully implemented and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist. Management believes the remediation measures will strengthen the Company’s internal control over financial reporting when fully implemented and remediate the material weakness.

Changes in Internal Control Over Financial Reporting

Except for the determination by management of the material weaknesses in internal controls over financial reporting described above, there have been no other changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, has issued a report on our internal control over financial reporting. That report follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Alight, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Alight, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Alight, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in the design and operating effectiveness of controls over the accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the period from July 1, 2021 through December 31, 2021 (Successor), the related consolidated statements of comprehensive income (loss), members’ equity and cash flows for the period from January 1, 2021 through June 30, 2021 (Predecessor) and the year ended December 31, 2020, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Chicago, Illinois

March 1, 2023

Item 9B. Other Information.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Atlantia S.p.A., which may be, or may have been considered at the time, an affiliate of Blackstone and, therefore, our affiliate.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this Item will be contained in the definitive Proxy Statement for our 2023 annual meeting of stockholders (the "Proxy Statement"), incorporated herein by reference.

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

(a)
(1) The following documents have been included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements of Alight, Inc.

Financial Statements:

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021, and 2020

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020

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

3.1	Amended and Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
3.2	Amended and Restated Bylaws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
4.1	Description of Securities of Alight, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2022).
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

10.4

Investor Rights Agreement, dated as of July 2, 2021, by and among Alight, Inc., the Legacy Investors and the Sponsor Investors as of the date thereof, and each of the other persons that from time to time become party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

10.5

Registration Rights Agreement, dated as of July 2, 2021, by and among Alight, Inc., the Legacy Investors and the Sponsor Investors as of the date thereof, and each of the other persons that from time to time become party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

10.6

Amended and Restated Sponsor Agreement, dated as of January 25, 2021, by and among Foley Trasimene Acquisition Corp., Acrobat Holdings, Inc. (n/k/a Alight, Inc.), Tempo Holding Company, LLC (n/k/a Alight Holding Company, LLC) and certain other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021).

10.7

Limited Waiver to Amended and Restated Sponsor Agreement, dated as of December 1, 2021, by and between Alight, Inc., Alight Holding Company, LLC, Alight Group, Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2021).

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

10.19	Amendment No. 6 to Credit Agreement, dated as of August 24, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).
10.20	Amendment No. 7 to Credit Agreement, dated as of January 31, 2022 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2022).
10.21*	Consulting Agreement, dated as of February 1, 2023, by and between Alight Solutions LLC and Cathinka Wahlstrom.
10.22*	Release Agreement, dated as of February 1, 2023, by and between Alight Solutions LLC and Cathinka Wahlstrom.
10.23

First Amendment to the Investor Rights Agreement, dated as of February 2, 2023, by and among Alight, Inc., the Existing Investors and the Sponsor Investors as of the date thereof, and each of the other persons that from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2023).

21.1*	Subsidiaries of Alight, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Section 13(r) Disclosure.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Alight, Inc.

Date: March 1, 2023	By:	/s/ Stephan D. Scholl
Stephan D. Scholl
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 1st day of March, 2023.

Name	Title

/s/ Stephan D. Scholl	Chief Executive Officer and Director
Stephan D. Scholl	(Principal Executive Officer)

/s/ Katie Rooney	Chief Financial Officer
Katie Rooney	(Principal Financial Officer and Principal Accounting Officer)

/s/ William P. Foley, II	Chairman of the Board of Directors
William P. Foley, II

/s/ Daniel S. Henson	Director
Daniel S. Henson

/s/ David N. Kestnbaum	Director
David N. Kestnbaum

/s/ Richard N. Massey	Director
Richard N. Massey

/s/ Erika Meinhardt	Director
Erika Meinhardt

/s/ Regina M. Paolillo	Director
Regina M. Paolillo

/s/ Peter F. Wallace	Director
Peter F. Wallace

/s/ Denise Williams	Director
Denise Williams