Form 10-Q
period 2023-03-31
Alight, Inc. / Delaware
filed 2023-05-09
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 497,234,220 shares of Class A Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-2 Common Stock, par value $0.0001 per share, 44,135,874 shares of Class V Common Stock, par value $0.0001 per share, 4,663,187 shares of Class Z-A Common Stock, par value $0.0001 per share, 266,947 shares of Class Z-B-1 Common Stock, par value $0.0001 per share, and 266,947 shares of Class Z-B-2 Common Stock, par value $0.0001 per share, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
declines in economic activity in the industries, markets, and regions our clients serve, including as a result of macroeconomic factors beyond our control, increases in inflation rates or interest rates, changes in monetary and fiscal policies or bank failures;
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
•
the incurrence of increased costs and becoming subject to additional regulations and requirements as a result of being a public company, including those related to internal controls over financial reporting;
•
an inability to successfully remedy the material weakness in our tax accounting identified during the 2022 fiscal year or the identification of any future deficiencies in internal controls over financial reporting;
•
changes in our capital structure, including from the issuance of new shares by us or sales of shares by legacy investors, which could adversely affect the market price of our stock;
•
our obligations under our Tax Receivable Agreement (as defined below);
•
changes to our credit ratings or interest rates which could affect our financial resources, ability to raise additional capital, generate sufficient cash flows, or generally maintain operations; and
•
other risks and uncertainties indicated in this report and our other public filings, including those set forth under the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on March 1, 2023 (the "Annual Report").

These risk factors do not identify all risks that we face, and our business, financial condition and results of operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present material risks.

Website and Social Media Disclosure

We use our website (www.alight.com) and our corporate Facebook (http://www.facebook.com/AlightGlobal), Instagram (@alight_solutions), LinkedIn (www.linkedin.com/company/alightsolutions), Twitter (@alightsolutions), and YouTube (www.youtube.com/c/AlightSolutions) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, filings made with the SEC and public conference calls and webcasts. The information on our website is not part of this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alight, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$239	$250
Receivables, net	638	678
Other current assets	312	379
Total Current Assets Before Fiduciary Assets	1,189	1,307
Fiduciary assets	1,387	1,509
Total Current Assets	2,576	2,816
Goodwill	3,680	3,679
Intangible assets, net	3,793	3,872
Fixed assets, net	342	320
Deferred tax assets, net	11	6
Other assets	515	542
Total Assets	$10,917	$11,235

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$392	$508
Current portion of long-term debt, net	25	31
Other current liabilities	335	300
Total Current Liabilities Before Fiduciary Liabilities	752	839
Fiduciary liabilities	1,387	1,509
Total Current Liabilities	2,139	2,348
Deferred tax liabilities	34	60
Long-term debt, net	2,791	2,792
Long-term tax receivable agreement	594	568
Financial instruments	122	97
Other liabilities	270	281
Total Liabilities	$5,950	$6,146
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 1,000.0 shares authorized; 497.2 and 478.3 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B Common Stock: $0.0001 par value, 20.0 shares authorized; 10.0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class V Common Stock: $0.0001 par value, 175.0 shares authorized; 44.1 and 63.5 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class Z Common Stock: $0.0001 par value, 12.9 shares authorized; 5.2 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Treasury stock, at cost (2.7 and 1.5 shares at March 31, 2023 and December 31, 2022, respectively)	(22)	(12)
Additional paid-in-capital	4,690	4,514
Retained deficit	(226)	(158)
Accumulated other comprehensive income	81	95
Total Alight, Inc. Stockholders' Equity	$4,523	$4,439
Noncontrolling interest	444	650
Total Stockholders' Equity	$4,967	$5,089
Total Liabilities and Stockholders' Equity	$10,917	$11,235

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions, except per share amounts)	2023	2022
Revenue	$831	$725
Cost of services, exclusive of depreciation and amortization	555	491
Depreciation and amortization	19	11
Gross Profit	257	223

Operating Expenses
Selling, general and administrative	185	140
Depreciation and intangible amortization	85	85
Total Operating expenses	270	225
Operating Income (Loss)	(13)	(2)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	25	(13)
(Gain) Loss from change in fair value of tax receivable agreement	8	(5)
Interest expense	33	29
Other (income) expense, net	3	(1)
Total Other (income) expense, net	69	10
Income (Loss) Before Taxes	(82)	(12)
Income tax expense (benefit)	(8)	1
Net Income (Loss)	(74)	(13)
Net income (loss) attributable to noncontrolling interests	(6)	(2)
Net Income (Loss) Attributable to Alight, Inc.	$(68)	$(11)

Earnings Per Share
Basic (net loss) earnings per share	$(0.14)	$(0.02)
Diluted (net loss) earnings per share	$(0.14)	$(0.02)

Net Income (Loss)	$(74)	$(13)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(23)	47
Foreign currency translation adjustments	3	(3)
Total Other comprehensive income (loss), net of tax:	(20)	44
Comprehensive Income (Loss) Before Noncontrolling Interests	(94)	31
Comprehensive income (loss) attributable to noncontrolling interests	(12)	6
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(82)	$25

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Total		Total
	Common	Treasury	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2022	$—	$(12)	$4,514	$(158)	$95	$4,439	$650	$5,089
Net loss	—	—	—	(68)	—	(68)	(6)	(74)
Other comprehensive income (loss), net	—	—	—	—	(14)	(14)	(6)	(20)
Distribution of equity	—	—	—	—	—	—	—	—
Conversion of noncontrolling interest	—	—	145	—	—	145	(194)	(49)
Share-based compensation expense	—	—	37	—	—	37	—	37
Shares vested, net of shares withheld in lieu of taxes	—	—	(6)	—	—	(6)	—	(6)
Share repurchases	—	(10)	—	—	—	(10)	—	(10)
Balance at March 31, 2023	$—	$(22)	$4,690	$(226)	$81	$4,523	$444	$4,967

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other	Total		Total
	Common	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Capital	Deficit	Loss	Equity	Interest	Equity
Balance at December 31, 2021	$—	$4,228	$(96)	$8	$4,140	$788	$4,928
Net income (loss)	—	—	(11)	—	(11)	(2)	(13)
Other comprehensive income, net	—	—	—	36	36	8	44
Measurement period adjustment	—	—	—	—	—	(1)	(1)
Conversion of non-controlling interest	—	7	—	—	7	(13)	(6)
Share-based compensation expense	—	33	—	—	33	—	33
Shares vested, net of shares withheld in lieu of taxes	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2022	$—	$4,267	$(107)	$44	$4,204	$780	$4,984

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2023	2022
Operating activities:
Net income (loss)	$(74)	$(13)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24	17
Intangible asset amortization	80	79
Noncash lease expense	6	7
Financing fee and premium amortization	(1)	(1)
Share-based compensation expense	37	33
(Gain) loss from change in fair value of financial instruments	25	(13)
(Gain) loss from change in fair value of tax receivable agreement	8	(5)
Release of unrecognized tax provision	(1)	—
Deferred tax expense (benefit)	(7)	—
Other	1	3
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	40	(37)
Accounts payable and accrued liabilities	(117)	(82)
Other assets and liabilities	51	31
Cash provided by operating activities	$72	$19
Investing activities:
Capital expenditures	(45)	(41)
Cash used in investing activities	$(45)	$(41)
Financing activities:
Net increase (decrease) in fiduciary liabilities	(121)	327
Borrowings from banks	—	54
Financing fees	—	(3)
Repayments to banks	(6)	(60)
Principal payments on finance lease obligations	(7)	(8)
Payments on tax receivable agreements	(7)	—
Tax payment for shares/units withheld in lieu of taxes	(6)	(1)
Deferred and contingent consideration payments	(3)	—
Repurchase of shares	(10)	—
Other financing activities	—	(4)
Cash provided by (used in) financing activities	$(160)	$305
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(133)	281
Cash, cash equivalents and restricted cash at beginning of period	1,759	1,652
Cash, cash equivalents and restricted cash at end of period	$1,626	$1,933

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Business

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”). As of March 31, 2023, Alight owned 92% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was approximately 8% as of March 31, 2023.

As a result of the Business Combination, for accounting purposes, the Company is the acquirer and Alight Holdings is the acquiree and accounting predecessor. Within this Quarterly Report on Form 10-Q, there are some instances where we reference activity that relates to this Predecessor period or accounting as a result of the Business Combination.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All significant intercompany transactions and balances have been eliminated upon consolidation. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full fiscal year ending December 31, 2023.

Segment Reporting

Effective January 1, 2023, the Company's former Hosted business revenues and gross margin are reported in Other as the business is no longer core to the Company’s operations. There is no change in composition among the Employer Solutions and Professional Services segments. Additionally, the Company changed its measure of segment profit and loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the Company’s segments and assessing business performance. See Note 12 “Segment Reporting” for additional information.

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

New Accounting Pronouncements

There are no recently issued accounting pronouncements that are expected to have a material impact upon our Condensed Consolidated Financial Statements.

3. Revenue from Contracts with Customers

The majority of the Company’s revenue is highly recurring and is derived from contracts with customers to provide integrated, cloud-based human capital solutions that empower clients and their employees to manage their health, wealth and HR needs. The Company’s revenues are disaggregated by recurring and project revenues within each reportable segment. Recurring revenues are typically longer term in nature and more predictable on an annual basis, while project revenues consist of project work of a shorter duration. See Note 12 “Segment Reporting” for quantitative disclosures of recurring and project revenues by reportable segment. The Company’s reportable segments are Employer Solutions and Professional Services. Employer Solutions are driven by our digital, software and AI-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health and employee wellbeing and payroll. Professional Services includes project-based cloud deployment and consulting offerings. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

Revenues are recognized when control of the promised services is transferred to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services. The majority of the Company’s revenue is recognized over time as the customer simultaneously receives and consumes the benefits of our services. We may occasionally be entitled to a fee based on achieving certain performance criteria or contract milestones. To the extent that we cannot estimate with reasonable assurance the likelihood that we will achieve the performance target, we will constrain this portion of the transaction price and recognize it when or as the uncertainty is resolved. Any taxes assessed on revenues relating to services provided to our clients are recorded on a net basis. All of the Company’s revenues are described in more detail below.

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

Amortization for all contracts costs is recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), see Note 5 “Other Financial Data”.

4. Acquisitions

2022 Acquisitions

In December 2022, the Company completed the acquisition of ReedGroup for a preliminary purchase price of approximately $87 million, net of cash acquired. This acquisition was not material to the Company’s results of operations, financial position, or cash flows. The Company accounted for the acquisition as a business combination under Accounting Standards Codification Topic 805, Business Combinations. The goodwill identified by this acquisition is primarily attributed to the synergies that are expected to be realized as well as intangible assets that do not qualify for separate recognition, such as assembled workforce. None of the goodwill is expected to be deductible for income tax purposes. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). For the period ended March 31, 2023, there were immaterial changes to the preliminary purchase price allocation. The business is now wholly owned by the Company and is included within the Employer Solutions segment.

5. Other Financial Data

Condensed Consolidated Balance Sheets Information

Receivables, net

The components of Receivables, net are as follows (in millions):

	March 31,	December 31,
	2023	2022
Billed and unbilled receivables	$648	$687
Allowance for expected credit losses	(10)	(9)
Balance at end of period	$638	$678

Other current assets

The components of Other current assets are as follows (in millions):

	March 31,	December 31,
	2023	2022
Deferred project costs	$44	$43
Prepaid expenses	62	68
Commissions receivable	100	149
Other	106	119
Total	$312	$379

Other assets

The components of Other assets are as follows (in millions):

	March 31,	December 31,
	2023	2022
Deferred project costs	$347	$342
Operating lease right of use asset	81	86
Commissions receivable	26	28
Other	61	86
Total	$515	$542

The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). During the three months ended March 31, 2023 and 2022, total amortization expense of $15 million and $12 million, respectively, was recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), respectively.

Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current assets as of March 31, 2023 and December 31, 2022 were $72 million and $72 million, respectively. The balances in Other assets as of March 31, 2023 and December 31, 2022 were $37 million and $62 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information).

Other current liabilities

The components of Other current liabilities are as follows (in millions):

	March 31,	December 31,
	2023	2022
Deferred revenue	$140	$141
Operating lease liabilities	34	34
Finance lease liabilities	25	25
Other	136	100
Total	$335	$300

Other liabilities

The components of Other liabilities are as follows (in millions):

	March 31,	December 31,
	2023	2022
Deferred revenue	$96	$93
Operating lease liabilities	95	103
Finance lease liabilities	16	18
Unrecognized tax positions	12	13
Other	51	54
Total	$270	$281

The current and non-current portions of deferred revenue relates to consideration received in advance of performance under client contracts. During the three months ended March 31, 2023 and 2022, revenue of approximately, $113 million and $79 million was recognized and recorded as deferred revenue at the beginning of each period.

Other current liabilities as of March 31, 2023 and December 31, 2022, included the current portion of tax receivable agreement liability of $49 million and $7 million, respectively (see Note 15 "Tax Receivable Agreement" for additional information).

Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There were no interest rate swaps recorded in Other current liabilities as of March 31, 2023 and December 31, 2022, respectively. The balance in Other liabilities was $5 million as of March 31, 2023. There were no interest rate swaps recorded in Other liabilities as of December 31, 2022 (see Note 13 “Derivative Financial Instruments” for additional information).
6. Goodwill and Intangible assets, net

The changes in the net carrying amount of goodwill are as follows (in millions):

	Employer	Professional
	Solutions	Services	Total
Balance as of December 31, 2022	$3,606	73	3,679
Foreign currency translation	1	—	1
Balance as of March 31, 2023	$3,607	73	3,680

Intangible assets by asset class are as follows (in millions):

	March 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer-related and contract based intangibles	$3,670	$426	$3,244	$3,670	$364	$3,306
Technology related intangibles	263	74	189	263	63	200
Trade name (finite life)	409	49	360	408	42	366
Total	$4,342	$549	$3,793	$4,341	$469	$3,872

The change in gross carrying amounts for customer-related and contract-based intangibles includes the unfavorable impact of foreign currency translation adjustments.

Amortization expense from finite-lived intangible assets for the three months ended March 31, 2023 and 2022, was $80 million and $79 million, respectively, which was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of March 31, 2023 (in millions, except for years):

	Net	Weighted-Average
	Carrying	Remaining
	Amount	Useful Lives
Intangible assets at March 31, 2023:
Customer-related and contract-based intangibles	$3,244	13.2
Technology-related intangibles	189	4.2
Trade name (finite life)	360	13.1
Total	$3,793

Subsequent to March 31, 2023, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related	Technology	Trade
	and Contract Based	Related	Name
	Intangibles	Intangibles	Intangibles
2023 (April - December)	$184	$34	$22
2024	246	45	29
2025	246	45	28
2026	246	44	27
2027	246	21	27
Thereafter	2,076	—	227
Total amortization expense	$3,244	$189	$360

7. Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2023 and 2022 were 10% and (12)%, respectively.

The changes in the effective tax rates were primarily driven by the Company’s forecasted ability to partially benefit from current year anticipated tax attributes for which a full federal valuation allowance was provided for in the prior period. The effective tax rates for the three months ended March 31, 2023 was lower than the 21% U.S. statutory corporate income tax rate. This difference is primarily due to the Company’s inability to benefit from certain tax attributes in the US, as well as losses in certain non-U.S. jurisdictions for which a tax benefit has not been recorded.

8. Debt

Debt outstanding consisted of the following (in millions)

		March 31,	December 31,
	Maturity Date	2023	2022
Term Loan	May 1, 2024	$—	$65
Term Loan, B-1(1)	August 31, 2028	2,507	2,448
Secured Senior Notes	June 1, 2025	309	310
$300 million Revolving Credit Facility, Amended	August 31, 2026	—	—
Total debt, net		2,816	2,823
Less: current portion of long-term debt, net		(25)	(31)
Total long-term debt, net		$2,791	$2,792

(1)
The net balance for the B-1 Term Loan at March 31, 2023 includes unamortized debt issuance costs of $9 million. The net balance for the B-1 Term Loan at December 31, 2022 includes unamortized debt issuance costs of $8 million.

Term Loan

In May 2017, the Company entered into a 7-year Initial Term Loan. During November 2017 and November 2019, the Company entered into Incremental Term Loans under identical terms as the Initial Term Loan. In August 2020, the Company refinanced a portion of the Term Loan by paying down $270 million of principal using the proceeds from the August 2020 Unsecured Senior Notes issuance, extending the maturity date on $1,986 million of the balance to October 31, 2026, and adding an interest rate floor of 50 bps (the "Amended Term Loan"). As part of the consideration transferred in the Business Combination, $556 million of principal was repaid on the portion of the Term Loan that was not amended. In August 2021, the Company entered into a new Third Incremental Term Loan facility for $525 million that matures August 31, 2028. In January 2022, the Company refinanced the Amended Term Loan and the Third Incremental Term Loan to have a concurrent maturity date of August 31, 2028 and updated interest rate terms as described below (the "B-1 Term Loan"). In March 2023, the Company refinanced the remaining portion of the 7-year Term Loan in full by increasing the existing B-1 Term Loan by approximately $65 million under identical terms as the B-1 Term Loan.

Interest rates on the B-1 Term Loan borrowings are based on the Secured Overnight Financing Rate ("SOFR") plus a margin of 300 bps. The Company is required to make principal payments at the end of each fiscal quarter based on defined terms in the agreement with the remaining principal balances due on the maturity dates.

During the three months ended March 31, 2023 and 2022, the Company made total principal payments of $6 million and $8 million, respectively. The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13 “Derivative Financial Instruments”).

Secured Senior Notes

In May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes have a maturity date of June 1, 2025 and accrue interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.

Revolving Credit Facility

In May 2017, the Company entered into a 5-year $250 million revolving credit facility with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the revolving credit facility to October 31, 2024. In August 2021, the Company replaced and refinanced the revolving credit facilities with a $294 million revolving credit facility with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. No changes were made to the maturity date. At March 31, 2023, $3 million of unused letters of credit related to various insurance policies and real estate leases were issued under the revolving credit facility and there were no borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During the three months ended March 31, 2023 and 2022, respectively, the Company made immaterial payments related to these fees.

Financing Fees, Premiums and Interest Expense

The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.

Total interest expense related to the debt instruments for the three months ended March 31, 2023 and 2022 was $51 million and $27 million, respectively, which included immaterial amortization of financing fees and $1 million benefit for the three months ended March 31, 2023 and 2022, respectively. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Principal Payments

Aggregate remaining contractual principal payments as of March 31, 2023 are as follows (in millions):

2023	$19
2024	25
2025	325
2026	25
2027	25
Thereafter	2,395
Total payments	$2,814

9. Stockholders' Equity

Preferred Stock

Upon the Closing of the Business Combination, 1,000,000 preferred shares, par value $0.0001 per share, were authorized. There were no preferred shares issued and outstanding as of March 31, 2023.

Class A Common Stock

As of March 31, 2023, 497,234,220 shares of Class A Common Stock, including 6,992,844 of shares of unvested Class A Common Stock, were legally issued and outstanding. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.

Class B Common Stock

Upon the Closing of the Business Combination, certain equityholders of Alight Holdings received earnouts (the "Seller Earnouts") that resulted in the issuance of a total of 14,999,998 Class B instruments (including 764,301 unvested shares of Class B Common Stock related to employee compensation as of March 31, 2023) to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class B Common Stock, and the equityholders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unitholders”) received Class B common units of Alight Holdings.

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

Class B-1

As of March 31, 2023, 4,990,453 shares of Class B-1 Common Stock were legally issued and outstanding, including 382,151 unvested shares of Class B-1 Common Stock related to employee compensation. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

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

As of March 31, 2023, 2,509,546 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Class B-2

As of March 31, 2023, 4,990,453 shares of Class B-2 Common Stock were legally issued and outstanding, including 382,151 unvested shares of Class B-2 Common Stock related to employee compensation. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

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

As of March 31, 2023, 2,509,546 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3

Upon the Closing of the Business Combination, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There are no shares of Class B-3 Common Stock issued and outstanding as of March 31, 2023.

Class V Common Stock

As of March 31, 2023, 44,135,874 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unitholders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.

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

As of March 31, 2023, 5,197,081 shares of Class Z Common Stock (4,663,187 Class Z-A, 266,947 Class Z-B-1, and 266,947 Class Z-B-2) were legally issued and outstanding. Holders of shares of Class Z-A, Class Z-B-1 and Class Z-B-2 Common Stock are not entitled to voting rights. The Class Z shares convert into shares of Class A Common Stock, Class B-1 Common Stock or Class B-2 Common Stock, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

As of March 31, 2023, 2,856,875 Class Z common units (2,563,387 Class Z-A, 146,744 Class Z-B-1, and 146,744 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. The Class Z units convert into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

Class A Units

Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.

The Continuing Unitholders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of March 31, 2023, there were 541,370,094 Class A Units outstanding, of which 497,234,220 are held by the Company and 44,135,874 are held by the noncontrolling interest of the Company.

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

Exchange of Class A Units

During the three months ended March 31, 2023, 19,345,591 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $194 million, recorded in Additional paid-in capital. Pursuant to the TRA, described in Note 15 "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $67 million, with offsets to Additional paid-in-capital. An additional $18 million increase to Additional paid-in-capital was due to exchanges as a result of deferred tax assets due to our change in ownership.

Secondary Offering

On March 6, 2023, the Company completed a secondary offering of 46,000,000 shares of the Company’s Class A Common Stock by certain selling stockholders at a public offering price of $9.00 per share. In connection with the offering, the selling stockholders granted the underwriters a 30-day option to purchase up to 6,900,000 additional shares of the Company’s Class A Common Stock, which the underwriters exercised in full. The Company did not sell any shares of Class A Common Stock in the offering and did not receive any proceeds from the offering. Alight paid the costs associated with the sale of shares by the selling stockholders, net of the underwriting discounts.

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

During the three months ended March 31, 2023, 1,148,435 Class A Common Stock shares were repurchased under the Program for a total cost of $10 million. As of March 31, 2023, there was $78 million remaining under the Program authorization for future share repurchases. Repurchased shares are reflected as Treasury Stock on the Consolidated Balance Sheets as a component of equity.

The following table reflects the changes in our outstanding stock:

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2022	470,756,961	4,990,453	4,990,453	63,481,465	5,595,577	1,506,385
Conversion of noncontrolling interest	19,345,591	—	—	(19,345,591)	—	—
Shares granted upon vesting	1,035,470	—	—	—	(398,496)	—
Issuance for compensation to non-employees(1)	18,059	—	—	—	—	—
Share repurchases	(1,148,435)	—	—	—	—	1,148,435
Balance at March 31, 2023	490,007,646	4,990,453	4,990,453	44,135,874	5,197,081	2,654,820

(1) Issued to certain members of the Board of Directors in lieu of cash retainer.

Dividends

There were no dividends declared during the three months ended March 31, 2023.

Accumulated Other Comprehensive Income

As of March 31, 2023, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.

Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments(1)	Swaps(2)	Total
Balance at December 31, 2022	$(11)	$106	$95
Other comprehensive (loss) income before reclassifications	3	(7)	(4)
Tax expense (benefit)	(1)	7	6
Other comprehensive (loss) income before reclassifications, net of tax	2	—	2
Amounts reclassified from accumulated other comprehensive income	—	(16)	(16)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(16)	(16)
Net current period other comprehensive income, net of tax	2	(16)	(14)
Balance at March 31, 2023	$(9)	$90	$81

(1) Foreign currency translation adjustments did not include any losses related to intercompany loans that have been designated long-term investment nature.

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

The Company recognizes share-based compensation expense on a straight-line basis over the requisite service period for awards expected to ultimately vest. As a result of the change in control related to the Business Combination, the vesting of the time-based PRSU Class B units accelerated on the Closing Date. Prior to the Closing Date, the time-based PRSUs vested ratably over periods of one to five years. The remaining unvested PRSU Class B units have vesting conditions that are contingent upon the achievement of defined internal rates of return and multiples on invested capital occurrence and of certain liquidity events. The Class A-1 RSUs and PRSUs that were unvested as of the Closing Date have time-based and/or vesting conditions that are contingent upon the achievement of defined internal rates of return and multiples on invested capital occurrence and of certain liquidity events. Both the unvested Class A-1 and Class B units were replaced with unvested shares of Alight common stock as discussed below.

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

•
Class B units: The unvested Class B units of Alight Holdings were granted replacement unvested shares of Class A Common Stock, unvested shares of Class B-1 common stock, and unvested shares of Class B-2 common stock of the Company that ultimately vest on the third anniversary of the Closing Date, but could vest earlier based on the achievement of certain market-based conditions.
•
Class A-1 units: The unvested Class A-1 units of Alight Holdings were granted replacement unvested shares of Class A Common Stock, unvested shares of Class B common stock, and unvested shares of Class B-2 common stock of the Company on an equivalent fair value basis. The service-based portion of the grant vests ratably over periods of two to five years and the remaining portion vests upon achievement of certain market-based conditions.

The Class B and Class A-1 units that were replaced represent the unvested Class A, unvested Class B-1 and unvested Class B-2 common stock subject to the forfeiture re-allocation provision per the Class Z instruments discussed in Note 9 “Stockholders’ Equity”. These unvested shares are accounted for as restricted stock in accordance with Accounting Standards Codification ("ASC") 718.

Successor Awards

In connection with the Business Combination, the Company adopted the Alight, Inc. 2021 Omnibus Incentive Plan. Under this plan, for grants issued during the three months ended March 31, 2023, approximately 60% of the units are subject to time-based vesting requirements and approximately 40% are subject to performance-based vesting requirements. The majority of the time-based RSUs vest ratably each March 10 over a three-year period with one-third vesting on each of March 10, 2024, 2025 and 2026. The PRSUs granted in 2023 vest upon achievement of the Company’s performance goal, Total Business Process as a Service ("BPaaS") Revenue and Adjusted EBITDA.

The Company begins to recognize expense associated with the PRSUs when the achievement of the performance condition is deemed probable. During the three months ended March 31, 2023, expected achievement levels did not change for any of the performance periods based on management's analysis of the corresponding performance conditions.

The fair value of each RSU and PRSU is based upon the grant date market price. The aggregate grant date fair value of RSUs and PRSUs granted during the three months ended March 31, 2023 was approximately $44 million and $29 million, respectively.

Restricted Share Units and Performance Based Restricted Share Units

The following tables summarizes the unit activity related to the RSUs and PRSUs during the three months ended March 31, 2023:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	RSUs(1)	Per Unit	PRSUs(1)(2)	Per Unit
Balance as of December 31, 2022	7,766,161	$10.28	30,085,723	$11.38
Granted	4,915,639	8.86	3,327,804	8.86
Vested	(1,754,312)	9.24	-	—
Forfeited	(507,752)	9.70	(1,596,278)	9.44
Balance as of March 31, 2023	10,419,736	$9.82	31,817,249	$11.22

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

Share-based Compensation

Total share-based compensation costs related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Cost of services, exclusive of depreciation and amortization	$9	$7
Selling, general and administrative	28	26
Total share-based compensation expense	$37	$33

As of March 31, 2023, total future compensation expense related to unvested RSUs was $90 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.6 years. As of March 31, 2023, total future compensation expense related to PRSUs was $161 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.5 years.

Employee Stock Purchase Plan

In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. As of March 31, 2023, no shares had been issued under the ESPP and the amount of share-based compensation costs related to the ESPP were not material.

11. Earnings Per Share

Basic earnings per share is calculated by dividing the net income (loss) attributable to Alight, Inc. by the weighted average number of shares of Class A Common Stock issued and outstanding. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that would then share in the net income of Alight, Inc. The Company’s Class V Common Stock and Class Z Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities and have not been included in either the basic or diluted earnings per share calculations.

In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of March 31, 2023, the Seller Earnouts were excluded from the diluted earnings per share calculations.

Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Basic and diluted (net loss) earnings per share:
Numerator
Net (loss) income attributable to Alight, Inc. - basic and diluted	$(68)	$(11)
Denominator
Weighted-average shares outstanding - basic	476,145,761	456,838,216
Basic and diluted (net loss) earnings per share	$(0.14)	$(0.02)

For the three months ended March 31, 2023, 44,135,874 Alight Holdings Class A units related to noncontrolling interests and 10,412,840 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. For the three months ended March 31, 2022, 76,220,431 Alight Holdings Class A units related to noncontrolling interests and 11,137,394 unvested RSUs, were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

In addition, for the three months ended March 31, 2023 and 2022, 14,999,998 shares, respectively, related to the Seller Earnouts were excluded from the calculation of basic and diluted earnings per share. For the three months ended March 31, 2023 and 2022, 31,079,227 and 35,501,399, respectively, unvested PRSUs were excluded from the calculation of basic and diluted earnings per share. These share amounts were calculated based on expected achievement levels and were excluded as the performance conditions were not met as of the end of the respective periods.

12. Segment Reporting

Effective January 1, 2023, the Company's former Hosted business revenues and gross profit are reported in Other as the business is no longer core to the Company’s operations. There is no change in composition among the Employer Solutions and Professional Services segments.

Additionally, the Company changed its measure of segment profit and loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the Company’s segments and assessing business performance.

Prior to January 1, 2023, the Company reported its measure of segment profit as earnings before interest, taxes, depreciation and intangible amortization adjusted for the impact of certain non-cash and other items that the Company does not consider in the evaluation of ongoing operational performance. Effective January 1, 2023, the Company's measure of segment profit is gross profit, which is defined as revenue less cost of services. Accordingly, prior period amounts have been reclassified to conform to the current period presentation, in all material respects.

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

The CODM also uses revenue and segment gross profit to manage and evaluate our business, make planning decisions, and as performance measures for Company-wide bonus plans. These key financial measures provide an additional view of our operational performance over the long-term and provide useful information that we use in order to maintain and grow our business.

The accounting policies of the segments are the same as those described in Note 2 “Accounting Policies and Practices.” The Company does not report assets by reportable segments as this information is not reviewed by the CODM on a regular basis.

Information regarding the Company’s current reportable segments is as follows (in millions):

	Revenue
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Employer Solutions
Recurring	$669	$570
Project	54	53
Total Employer Solutions	723	623
Professional Services
Recurring	33	30
Project	65	60
Total Professional Services	98	90
Total Reportable Segments	821	713
Other	10	12
Total revenue	$831	$725

There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

	Segment Profit
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Employer Solutions	$238	$204
Professional Services	19	19
Total Gross Profit	257	223
Selling, general and administrative	185	140
Depreciation and intangible amortization	85	85
Operating Income (Loss)	(13)	(2)
(Gain) Loss from change in fair value of financial instruments	25	(13)
(Gain) Loss from change in fair value of tax receivable agreement	8	(5)
Interest expense	33	29
Other (income) expense, net	3	(1)
Income (Loss) Before Taxes	$(82)	$(12)

Recast of Segment Information

As a result of the Company’s segment changes noted above, the Company recast its segment revenues and profit measure to conform to current year presentation for the three and six months ended June 30, 2022, the three and nine months ended September 30, 2022 and for the fiscal year ended December 31, 2022.

	Revenue
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Twelve Months Ended
	June 30,	June 30,	September 30,	September 30,	December 31,
	2022	2022	2022	2022	2022
Employer Solutions:
Recurring	$559	$1,129	$583	$1,712	$2,467
Project	55	108	62	170	251
Total Employer Solutions	614	1,237	645	1,882	2,718
Professional Services:
Recurring	32	62	32	94	128
Project	59	119	63	182	243
Total Professional Services	91	181	95	276	371
Total Reportable Segments	705	1,418	740	2,158	3,089
Other	10	22	10	32	43
Total	$715	$1,440	$750	$2,190	$3,132

	Segment Profit
	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Twelve Months Ended
	June 30,	June 30,	September 30,	September 30,	December 31,
	2022	2022	2022	2022	2022
Employer Solutions	$200	$404	$189	$593	$911
Professional Services	20	39	23	62	86
Other	(1)	(1)	—	(1)	(1)
Total Gross Profit	219	442	212	654	996
Selling, general and administrative	157	297	178	475	671
Depreciation and intangible amortization	85	170	84	254	339
Operating Income (Loss)	(23)	(25)	(50)	(75)	(14)
(Gain) Loss from change in fair value of financial instruments	(50)	(63)	10	(53)	(38)
(Gain) Loss from change in fair value of tax receivable agreement	(38)	(43)	(20)	(63)	(41)
Interest expense	29	58	31	89	122
Other (income) expense, net	(7)	(8)	(6)	(14)	(16)
Income (Loss) Before Taxes	$43	$31	$(65)	$(34)	$(41)

13. Derivative Financial Instruments

The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps

The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of March 31, 2023	Fixed Rate	Expiration Date
December 2021	August 2020	$181,205,050	$522,934,227	0.7203%	April 2024
December 2021	August 2020	$388,877,200	$651,065,293	0.6826%	April 2024
December 2021	May 2022	$220,130,318	$272,061,373	0.4570%	April 2024
December 2021	May 2022	$306,004,562	$347,501,107	0.4480%	April 2024
December 2021	April 2024	$871,205,040	n/a	1.6533%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6560%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	n/a	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9100%	December 2026

Concurrent with the refinancing of certain term loans, we amended our interest rate swaps to incorporate Term SOFR. In accordance with ASC Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR; as we are permitted to maintain the designation through the transition. During the three months ended March 31, 2023, we executed two additional interest rate swaps, which have been designated as cash flow hedges.

Certain swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. As a result of hedge amendments in December 2021 and July 2021, the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments.

Financial Instrument Presentation

The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	March 31,	December 31,
	2023	2022
Assets
Other current assets	$72	$72
Other assets	37	62
Total	$109	$134

Liabilities
Other current liabilities	$—	$—
Other liabilities	5	—
Total	$5	$—

The Company does not expect any derivative gains or losses included in Accumulated other comprehensive income as of March 31, 2023 will be reclassified into earnings over the next twelve months.

14. Financial Instruments

Seller Earnouts

Upon completion of the Business Combination, the equity owners of Alight Holdings received an earnout in the form of non-voting shares of Class B-1 and Class B-2 Common Stock, which automatically convert into Class A Common Stock if, at any time during the seven years following the Closing Date certain criteria are achieved. See Note 9 “Stockholders’ Equity” for additional information regarding the Seller Earnouts.

The portion of the Seller Earnouts related to employee compensation is accounted for as share-based compensation. See Note 10 “Share-Based Compensation Expense” for additional information.

The portion of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date. At March 31, 2023 and December 31, 2022, the Seller Earnouts had a fair value of $109 million and $96 million, respectively. For the three months ended March 31, 2023 and 2022, a loss of $13 million and a gain of $14 million, respectively, was recorded in (Gain) Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The fair value of the Class B-1 and B-2 Seller Earnouts, and the Class Z-B-1 and Z-B-2 contingent consideration instruments, is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurements"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 50%, risk-free interest rate of 3.59%, expected holding period of 5.26 years and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. An increase in the risk-free interest rate or expected volatility would result in an decrease in the fair value measurement of the Seller Earnouts and vice versa.

In addition, the Class Z instruments are also accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because these instruments do not meet the criteria for classification within equity. The fair value of the Class Z-A contingent consideration is determined using the ending share price as of the last day of each quarter. For the three months ended March 31, 2023 and 2022, the Company recorded expense of $12 million and $1 million, respectively, in (Gain) Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting. See Note 9 “Stockholders’ Equity” for additional information regarding these instruments.

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

The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at March 31, 2023 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.4%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 8.8%.

Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the three months ended March 31, 2023, an additional TRA liability of $67 million was established as a result of these exchanges. This amount along with the total impact of exchanges of $43 million for the year ended December 31, 2022, are excluded from the portion of the TRA liability that is measured at fair value on a recurring basis.

The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable
Agreement Liability
Beginning balance as of December 31, 2022	$575
Fair value remeasurement	8
Payments	(7)
Conversion of noncontrolling interest	67
Ending Balance as of March 31, 2023	643
Less: current portion included in other current liabilities	(49)
Total long-term tax receivable agreement liability	$594

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$109	$—	$109
Total assets recorded at fair value	$—	$109	$—	$109

Liabilities
Interest rate swaps	$—	$5	$—	$5
Contingent consideration liability	—	—	13	13
Seller Earnouts liability	—	—	122	122
Tax receivable agreement liability (1)	—	—	533	533
Total liabilities recorded at fair value	$—	$5	$668	$673

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$134	$—	$134
Total assets recorded at fair value	$—	$134	$—	$134

Liabilities
Contingent consideration liability	—	—	13	13
Seller Earnouts liability	—	—	96	96
Tax receivable agreement liability (1)	—	—	532	532
Total liabilities recorded at fair value	$—	$—	$641	$641

(1)
Excludes the portion of liability related to the exchanges of Class A Units not measured at fair value on a recurring basis.

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

Contingent Consideration

The contingent consideration liabilities relate to an acquisition completed by the Predecessor in 2018, and are included in Other current liabilities and Other liabilities on the Condensed Consolidated Balance Sheets. The fair value of these liabilities is determined using a discounted cash flow analysis. Changes in the fair value of the liabilities are included in Other (income) expense, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). Significant unobservable inputs are used in the assessment of fair value, including assumptions regarding discount rates and probability assessments based on the likelihood of reaching the various targets set out in the acquisition agreements.

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Beginning balance	$13	$33
Measurement period adjustments	—	(2)
Accretion of contingent consideration	—	1
Remeasurement of acquisition-related contingent consideration	—	—
Payments	—	—
Ending Balance	$13	$32

Non-Recurring Fair Value Measurements

The Company’s financial liabilities not measured at fair value on a recurring basis are as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$25	$25	$31	$31
Long-term debt, net	2,791	2,782	2,792	2,780
Total	$2,816	$2,807	$2,823	$2,811

The carrying value of the Term Loan, Secured Senior Notes include the outstanding principal balance, less any unamortized premium. The carrying value of the Term Loan approximates fair value as it bears interest at variable rates and we believe our credit risk is consistent with when the debt originated. The outstanding balances under the Senior Notes have fixed interest rates and the fair value is classified as Level 2 within the fair value hierarchy and corroborated by observable market data (see Note 8 “Debt”).

The carrying amounts of Cash and cash equivalents, Receivables, net and Accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.

During the three months ended March 31, 2023 and 2022, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.

17. Restructuring

Transformation Program

On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Transformation Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Transformation Program includes process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. The Company currently expects to record in the aggregate approximately $140 million in pre-tax restructuring charges over the next two years. The restructuring charges are expected to include severance charges with an estimated range from $20 million to $30 million over the two-year period and other restructuring charges related to items such as data center exit costs, third party fees, and costs associated with transitioning existing technology and processes with an estimated range of $100 million to $120 million over the two-year period. The Company estimates an annual savings of over $100 million after the Transformation Program is completed. The Transformation Program commenced in the first quarter of 2023 and is expected to be substantially completed over an estimated two-year period.

From the inception of the plan through March 31, 2023, the Company has incurred total expenses of $26 million. These charges are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type that have been incurred.

	Three Months Ended		Estimated	Estimated
	March 31,	Inception to	Remaining	Total
	2023	Date	Costs	Cost

Employer Solutions
Severance and Related Benefits	$1	$1	$15	$16
Other Restructuring Costs(1)	19	19	80	99
Total Employer Solutions	$20	$20	$95	$115
Professional Services
Severance and Related Benefits	$—	$—	$5	$5
Other Restructuring Costs(1)	—	—	4	4
Total Professional Services	$—	$—	$9	$9
Corporate
Severance and Related Benefits	$5	$5	$8	$13
Other Restructuring Costs(1)	1	1	2	3
Total Corporate	$6	$6	$10	$16
Total Restructuring Costs	$26	$26	$114	$140
(1)
Other restructuring costs associated with the Transformation Program primarily include data center exit costs, third party fees associated with the restructuring, and costs associated with transitioning existing technology and processes.

As of March 31, 2023, approximately $12 million of the Company's total restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and	Estimated
	Related Benefits	Remaining Costs	Total

Accrued restructuring liability as of December 31, 2022	$—	$—	$—
Restructuring charges	6	20	26
Cash payments	(1)	(16)	(17)
Accrued restructuring liability as of March 31, 2023	$5	$4	$9

Plan

During the third quarter of 2019, management initiated a restructuring and integration plan (the “Plan”) following the completion of the Hodges acquisition and in anticipation of the NGA HR acquisition, which was completed on November 1, 2019. The Plan was intended to integrate and streamline operations across the Company and to generate cost reductions related to position eliminations and facility and system rationalizations. This restructuring and integration plan was complete as of December 31, 2022.

The following table summarizes the changes in the accrual balance:

	Severance and	Estimated
	Related Benefits	Remaining Costs	Total

Accrued restructuring liability as of December 31, 2022	$4	$4	$8
Cash payments	(1)	(4)	(5)
Accrued restructuring liability as of March 31, 2023	$3	$—	$3

18. Employee Benefits

Defined Contribution Savings Plans

Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the three months ended March 31, 2023 and 2022, expenses were $19 million and $17 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

19. Commitments and Contingencies

Legal

The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at March 31, 2023 and December 31, 2022 were not significant.

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

Purchase Obligations

The Company’s expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $17 million, $27 million, $9 million, $4 million, and $3 million, for the remainder of 2023 and the years ended 2024, 2025, 2026, 2027 and thereafter, respectively.

Service Obligations

On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company.

The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $111 million, $154 million, $162 million, $170 million and $332 million for the remainder of 2023 and the years ended 2024, 2025, 2026, 2027 and thereafter, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements which are included in the Company's Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in "Item 1A. Risk Factors" in our Annual Report and in this and in this Quarterly Report on Form 10-Q, particularly under the caption "Forward-Looking Statements."

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

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”). As of March 31, 2023, Alight owned 92% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was approximately 8% as of March 31, 2023.

As a result of the Business Combination, for accounting purposes, the Company is the acquirer and Alight Holdings is the acquiree and accounting predecessor. Within this Quarterly Report on Form 10-Q, there are some instances where we reference activity that relates to this Predecessor period or accounting as a result of the Business Combination.

Segment Reporting

Effective January 1, 2023, the Company's former Hosted business revenues and gross margin are reported in Other as the business is no longer core to the Company’s operations. There is no change in composition among the Employer Solutions and Professional Services segments.

EXECUTIVE SUMMARY OF FINANCIAL RESULTS

The following table sets forth our historical results of operations for the periods indicated below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2023	2022
Revenue	$831	$725
Cost of services, exclusive of depreciation and amortization	555	491
Depreciation and amortization	19	11
Gross Profit	257	223

Operating Expenses
Selling, general and administrative	185	140
Depreciation and intangible amortization	85	85
Total Operating expenses	270	225
Operating Income (Loss)	(13)	(2)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	25	(13)
(Gain) Loss from change in fair value of tax receivable agreement	8	(5)
Interest expense	33	29
Other (income) expense, net	3	(1)
Total Other (income) expense, net	69	10
Income (Loss) Before Taxes	(82)	(12)
Income tax expense (benefit)	(8)	1
Net Income (Loss)	(74)	(13)
Net income (loss) attributable to noncontrolling interests	(6)	(2)
Net Income (Loss) Attributable to Alight, Inc.	$(68)	$(11)

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

(Gain) Loss from Change in Fair Value of Tax Receivable Agreement

(Gain) loss from charge in fair value of Tax Receivable Agreement ("TRA") includes the impact of the revaluation to fair value at the end of each reporting period.

Interest Expense

Interest expense primarily includes interest expense related to our outstanding debt.

Other (Income) Expense, net

Other (income) expense, net includes non-operating expenses and income, including realized (gains) and losses from remeasurement of foreign currency transactions.

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

Revenues were $831 million for the three months ended March 31, 2023 as compared to $725 million for the prior year period. The increase of $106 million reflects growth of 16.1% in our Employer Solutions segment and 8.9% in our Professional Services segment. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the three months ended March 31, 2023, we recorded BPaaS revenue of $171 million, which represents growth of 50% compared to the prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and is used as a metric of commercial activity by management and investors. For the three months ended March 31, 2023, BPaaS bookings of $75 million represents a decline of 38.5% compared to the prior year period.

Recurring revenues increased by $100 million, or 16.3%, from $612 million to $712 million and are related to growth in both the Employer Solutions and Professional Services segments. Growth in Employer Solutions is a result of higher revenues related to increased volumes, Net Commercial Activity and our 2022 acquisition. Growth in Professional Services is primarily a result of higher project revenues.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, increased $64 million, or 13.0%, for the three months ended March 31, 2023 as compared to the prior year period. The increase was primarily driven by growth in revenues, including investments in key resources and the recent acquisition.

Selling, General and Administrative

Selling, general and administrative expenses increased $45 million, or 32.1%, for the three months ended March 31, 2023 as compared to the prior year period. The increase was primarily driven by costs incurred from our previously announced restructuring program as well as the inclusion of expenses from our 2022 acquisition.

Depreciation and Amortization

Depreciation and intangible amortization expenses increased $8 million, or 8.3%, for the three months ended March 31, 2023 as compared to the prior year period. The increase was primarily driven by amortization related to identifiable intangible assets acquired from the 2022 acquisition.

Change in Fair Value of Financial Instruments

The change in the fair value of financial instruments was a loss of $25 million for the three months ended March 31, 2023, a decrease of $38 million compared to a gain of $13 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. The change in the fair value was due to changes in the underlying assumptions, including the decrease in the risk free interest rate, volatility, and the closing stock price for the period ended March 31, 2023. See Note 14 "Financial Instruments" for additional information.

Change in Fair Value of Tax Receivable Agreement

The change in the fair value of the tax receivable agreement was a loss of $8 million for the three months ended March 31, 2023, a decrease of $13 million compared to a gain of $5 million for the prior year period. This revaluation loss is due to changes in the discount rate and changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period.

Interest Expense

Interest expense increased $4 million for the three months ended March 31, 2023 as compared to the prior year period. The increase was primarily due to higher interest expense on our Term Loan due to movement in market interest rates. See Note 8 “Debt” for additional information.

Income (Loss) Before Income Taxes

Loss before income taxes was $82 million for the three months ended March 31, 2023. Loss before income taxes was $12 million for the three months ended March 31, 2022. The decrease in Loss before income taxes was primarily due to the fair value remeasurements associated with certain liabilities and other drivers as identified above.

Income Tax Expense (Benefit)

Income tax benefit was $8 million for the three months ended March 31, 2023, as compared to tax expense of $1 million for the prior year period. The effective tax rate of 10% for the three months ended March 31, 2023 is lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s inability to fully benefit from certain anticipated tax attributes in the US, as well as losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded. The effective tax rate of (12)% for the three months ended March 31, 2022 is lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s inability to benefit from certain tax attributes in the U.S., as well as losses in certain non-U.S. jurisdictions for which a tax benefit has not been recorded. See Note 7 “Income Taxes” for additional information.

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

Adjusted Diluted Earnings Per Share is defined as Adjusted Net Income divided by the adjusted weighted-average number of shares of common stock, diluted. The adjusted weighted shares calculation assumes the full exchange of the non-controlling interest units, the total amount of warrants that were exercised, and non-vested time-based restricted units that were determined to be antidilutive and therefore excluded from the U.S. GAAP diluted earnings per share. Adjusted Diluted Earnings Per Share, including the adjusted weighted-average number of shares, is used by us and our investors to evaluate our core operating performance and to benchmark our operating performance against our competitors.

A reconciliation of Adjusted Net Income to Net Loss Attributable to Alight, Inc. and the computation of Adjusted Diluted Earnings Per Share is as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions, except share and per share amounts)	2023	2022
Numerator:
Net (Loss) Income Attributable to Alight, Inc.	$(68)	$(11)
Conversion of noncontrolling interest	(6)	(2)
Intangible amortization	80	79
Share-based compensation	37	33
Transaction and integration expenses	2	6
Restructuring	26	6
(Gain) Loss from change in fair value of financial instruments	25	(13)
(Gain) Loss from change in fair value of tax receivable agreement	8	(5)
Other	1	2
Tax effect of adjustments (1)	(33)	(28)
Adjusted Net Income	$72	$67

Denominator:
Weighted average shares outstanding - basic	476,145,761	456,838,216
Exchange of noncontrolling interest units(2)	57,966,505	76,220,431
Impact of unvested RSUs(3)	10,412,840	11,137,394
Adjusted shares of Class A Common Stock outstanding - diluted(4)	544,525,106	544,196,041

Basic (Net Loss) Earnings Per Share	$(0.14)	$(0.02)
Adjusted Diluted Earnings Per Share(4) (5)	$0.13	$0.12

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
(4)
Excludes two tranches of contingently issuable seller earnout shares: (i) 7.5 million shares will be issued if the volume-weighted average price ("VWAP") of the Company's Class A Common Stock is >$12.50 for 20 consecutive trading days; and (ii) 7.5 million shares will be issued if the VWAP of the Company's Class A Common Stock is >$15.00 for 20 consecutive trading days. Both tranches have a seven-year duration.
(5)
Excludes 31,079,227 and 35,501,399 performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance conditions as of March 31, 2023 and March 31, 2022, respectively.

Adjusted EBITDA

Adjusted EBITDA, which is defined as earnings before interest, taxes, depreciation and intangible amortization adjusted for the impact of certain non-cash and other items that we do not consider in the evaluation of ongoing operational performance, is a non-GAAP financial measure used by management and our stakeholders to provide useful supplemental information that enables a better comparison of our performance across periods. Adjusted EBITDA is used by management and stakeholders to evaluate our core operating performance. A reconciliation of Adjusted EBITDA to Net Loss is as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2023	2022
Net Loss	$(74)	$(13)
Interest expense	33	29
Income tax expense (benefit)	(8)	1
Depreciation	24	17
Intangible amortization	80	79
EBITDA	55	113
Share-based compensation	37	33
Transaction and integration expenses (1)	2	6
Restructuring	26	6
(Gain) Loss from change in fair value of financial instruments	25	(13)
(Gain) Loss from change in fair value of tax receivable agreement	8	(5)
Other(2)	1	2
Adjusted EBITDA	$154	$142
Revenue	$831	$725
Adjusted EBITDA Margin(3)	18.5%	19.6%

(1) Transaction and integration expenses primarily relate to acquisition activity.

(2) Other primarily includes expenses related to debt financing.

(3) Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of revenue.

Segment Revenue and Adjusted Gross Profit

Adjusted gross profit is defined as revenue less cost of services adjusted for depreciation, amortization and share-based compensation. Adjusted gross profit margin percent is defined as adjusted gross profit divided by revenue. Management uses adjusted gross profit and adjusted gross profit margin percent as key measures in making financial, operating and planning decisions and in evaluating our performance. We believe that presenting adjusted gross profit and adjusted gross profit margin percent is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison between periods.

Employer Solutions Results

	Three Months Ended	Three Months Ended
	March 31,	March 31,
($ in millions)	2023	2022
Employer Solutions Revenue
Recurring	$669	$570
Project	54	53
Total Employer Solutions Revenue	$723	$623
Employer Solutions Gross Profit	$238	$204
Employer Solutions Gross Profit Margin	32.9%	32.7%
Employer Solutions Adjusted Gross Profit	$264	$221
Employer Solutions Adjusted Gross Profit Margin	36.5%	35.5%

Employer Solutions Segment Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Employer Solutions Revenue

Employer Solutions revenue was $723 million for the three months ended March 31, 2023 as compared to $623 million for the prior year period. The overall increase of $100 million was driven by recurring revenues of $99 million as a result of Net Commercial Activity, project revenue, and volumes as well as the impact from our 2022 acquisition.

Employer Solutions Gross Profit and Adjusted Gross Profit

Employer Solutions gross profit was $238 million for the three months ended March 31, 2023 compared to $204 million for the prior year period. The increase of $34 million was driven by revenue growth and lower expenses related to productivity initiatives, partially offset by employee compensation costs and increases in costs associated with growth of current and future revenues. Employer Solutions adjusted gross profit for the three months ended March 31, 2023 increased $43 million to $264 million from $221 million in the prior year period primarily due to productivity initiatives, partially offset by employee compensation and increases in costs associated with growth.

Professional Services Results

	Three Months Ended	Three Months Ended
	March 31,	March 31,
($ in millions)	2023	2022
Professional Services Revenue
Recurring	$33	$30
Project	65	60
Total Professional Services Revenue	$98	$90
Professional Services Gross Profit	$19	$19
Professional Services Gross Profit Margin	19.4%	21.1%
Professional Services Adjusted Gross Profit	$20	$19
Professional Services Adjusted Gross Profit Margin	20.4%	21.1%

Professional Services Segment Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Professional Services Revenue

Professional Services revenue was $98 million for the three months ended March 31, 2023 as compared to $90 million for the prior year period. The increase of $8 million was due to an increase in recurring revenue and project revenue of $3 million and $5 million, respectively.

Professional Services Gross Profit and Adjusted Gross Profit

Professional Services gross profit remained flat at $19 million for both periods. Adjusted gross profit increased $1 million to $20 million for the three months ended March 31, 2023.

Gross Profit to Adjusted Gross Profit Reconciliation by Segment

	Three Months Ended March 31, 2023
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$238	$19	$-	$257
Add: stock-based compensation	8	1	-	9
Add: depreciation and amortization	18	-	1	19
Adjusted Gross Profit	$264	$20	$1	$285
Gross Profit Margin	32.9%	19.4%	0.0%	30.9%
Adjusted Gross Profit Margin	36.5%	20.4%	10.0%	34.3%

	Three Months Ended March 31, 2022
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$204	$19	$-	$223
Add: stock-based compensation	7	-	-	7
Add: depreciation and amortization	10	-	1	11
Adjusted Gross Profit	$221	$19	$1	$241
Gross Profit Margin	32.7%	21.1%	0.0%	30.8%
Adjusted Gross Profit Margin	35.5%	21.1%	8.3%	33.2%

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.

We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our Tax Receivable Agreement and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at March 31, 2023 remains strong. We will continue to closely monitor and proactively manage our liquidity position in light of changing economic conditions and the volatility of interest rates.

In August 2022, we established a repurchase program allowing for up to $100 million in authorized share repurchases. As of March 31, 2023, approximately $78 million remained available for share repurchases under our share repurchase program.

Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2023	2022
Cash provided by operating activities	$72	$19
Cash used in investing activities	(45)	(41)
Cash provided by (used in) financing activities	(160)	305
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(133)	281
Cash, cash equivalents, and restricted cash at end of period	$1,626	$1,933

Operating Activities

Net cash provided by operating activities was $72 million for the three months ended March 31, 2023 compared to $19 million for the three months ended March 31, 2022. The increase in cash provided by operating activities was primarily due to a decrease in our net working capital requirements.

Investing Activities

Cash used for investing activities increased $4 million to $45 million for the three months ended March 31, 2023 from $41 million for the prior year period, driven by capital expenditures.

Financing Activities

Cash used for financing activities for the three months ended March 31, 2023 was $160 million as compared to cash provided by financing activities of $305 million in the prior year. The primary drivers of cash used for financing activities were due to a $121 million net decrease in fiduciary liabilities, $10 million of share repurchases, $7 million of finance lease payments, $7 million of tax receivable agreement payments, $6 million of debt repayments, $6 million of shares/units withheld in lieu of taxes and $3 million of deferred consideration payments. The decrease in fiduciary cash is primarily due to timing of client funding and subsequent disbursement of payments.

Cash, Cash Equivalents and Fiduciary Assets

At March 31, 2023, our cash and cash equivalents were $239 million, a decrease of $11 million from December 31, 2022. Of the total balances of cash and cash equivalents as of March 31, 2023 and December 31, 2022, none of the balances were restricted as to use.

Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash of $1,387 million and $1,509 million at March 31, 2023 and December 31, 2022, respectively.

Other Liquidity Matters

Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. For further information, see the “Risk Factors” section within Item 1A of our Annual Report.

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

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. For the three months ended March 31, 2023, we paid $7 million related to the TRA and no further payments are expected to be made during the remainder of 2023. As of March 31, 2023, we expect to make payments of approximately $50 million in 2024.

Contractual Obligations and Commitments

There have been no material changes to our obligations and commitments during the three months ended March 31, 2023.

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

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022. Please refer to "Critical Accounting Estimates" described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report. Our exposures to market risk have not changed materially since the filing of the Annual Report.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, due to the material weaknesses in our internal control over financial reporting related to our income tax accounting as further described below, our disclosure controls and procedures were not effective as of March 31, 2023.

Notwithstanding, the conclusion by management that our disclosure controls and procedures as of March 31, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Remediation of Material Weakness in Internal Control Over Financial Reporting

In connection with the preparation and audit of the consolidated financial statements as of and for the year ended December 31, 2022, a material weakness over financial reporting was identified. This material weakness related to internal controls over the accounting for the income tax provision in accordance with GAAP.

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

We are committed to maintaining a strong internal control environment. As of March, 31, 2023, we have implemented, or are in the process of implementing, a remediation plan for the material weakness in internal control over financial reporting described above, with appropriate oversight from the Audit Committee. The remediation actions are multi-phased and ongoing and include the following:
(i) conducting a complete assessment of the organizational structure of the Company’s tax team to identify any gaps or weaknesses, including necessary subject matter expertise, and make necessary changes to the personnel;
(ii) engaging and working with an independent, third-party review team to conduct a review of tax department processes and procedures with a particular emphasis on roles, responsibilities and accountabilities;
(iii) enhancing the level of precision in management’s review controls related to the review of significant tax balances to ensure transactions are recorded accurately and completely in accordance with GAAP, and
(iv) strengthening our income tax internal controls with enhanced documentation, technical oversight and training.

Management has completed its initial assessment working with an independent third party to conduct a review of the tax department. However, until all the remediation activities are fully implemented, and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist. Management believes the remediation measures underway will strengthen the Company’s internal control over financial reporting when fully implemented and remediate the material weakness.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report filed with the SEC on March 1, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

There have been no material changes from the risk factors previously disclosed under "Part I, Item IA. Factors" in the Company’s filing mentioned in the aforementioned paragraph.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of our Class A Common Stock that were made by us during the three months ended March 31, 2023.

			Total number of	Approximate dollar
			shares purchased as	value of shares that may
			part of publicly	yet be purchased under
	Total number of	Average price	announced plans	the plans or programs
	shares purchased	paid per share(1)	or programs	(in millions) (2)
January 1, 2023 through January 31, 2023	—	$—	—	$88
February 1, 2023 through February 28, 2023	—	—	—	88
March 1, 2022 through March 31, 2023	1,148,435	8.71	1,148,435	78
Balance as of March 31, 2023	1,148,435	$8.71	1,148,435	$78

(1)
Average price paid per share for open market purchases includes broker commissions.
(2)
On August 1, 2022, we announced a share repurchase program, under which we may repurchase up to $100 million of issued and outstanding shares of Class A Common Stock, par value $0.0001 per share, from time to time, depending on market conditions and alternate uses of capital, which has no expiration date and may be suspended or discontinued at any time. In the first quarter of 2023, we repurchased approximately 1.1 million shares for $10 million, or approximately $8.71 per share, under this share repurchase program. For additional information, see Note 9 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly, Atlantia S.p.A.), which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

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
10.1+

Consulting Agreement, dated as of February 1, 2023, by and between Alight Solutions LLC and Cathinka Wahlstrom (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.2+

Release Agreement, dated as of February 1, 2023, by and between Alight Solutions LLC and Cathinka Wahlstrom (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023).

10.3

First Amendment to the Investor Rights Agreement, dated as of February 2, 2023, by and among Alight, Inc., the Existing Investors and the Sponsor Investors as of the date thereof, and each of the other persons that from time to time become party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2023).

10.4	Amendment No. 8 to the Credit Agreement, dated as of March 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Section 13(r) Disclosure.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alight, Inc.

(Registrant)

Date: May 9, 2023	By:	/s/ Katie Rooney
Katie Rooney
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)