Form 10-Q
period 2023-06-30
Alight, Inc. / Delaware
filed 2023-08-02
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 26, 2023, the registrant had 498,017,841 shares of Class A Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-2 Common Stock, par value $0.0001 per share, 44,077,108 shares of Class V Common Stock, par value $0.0001 per share, 4,663,187 shares of Class Z-A Common Stock, par value $0.0001 per share, 266,947 shares of Class Z-B-1 Common Stock, par value $0.0001 per share, and 266,947 shares of Class Z-B-2 Common Stock, par value $0.0001 per share, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
declines in economic activity in the industries, markets, and regions our clients serve, including as a result of macroeconomic factors beyond our control, increases in inflation rates or interest rates, changes in monetary and fiscal policies or recent events affecting the financial services industry;
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
•
our obligations under our Tax Receivable Agreement ("TRA");
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alight, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$271	$250
Receivables, net	629	678
Other current assets	297	379
Total Current Assets Before Fiduciary Assets	1,197	1,307
Fiduciary assets	1,291	1,509
Total Current Assets	2,488	2,816
Goodwill	3,681	3,679
Intangible assets, net	3,713	3,872
Fixed assets, net	358	320
Deferred tax assets, net	9	6
Other assets	523	542
Total Assets	$10,772	$11,235

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$385	$508
Current portion of long-term debt, net	25	31
Other current liabilities	324	300
Total Current Liabilities Before Fiduciary Liabilities	734	839
Fiduciary liabilities	1,291	1,509
Total Current Liabilities	2,025	2,348
Deferred tax liabilities	43	60
Long-term debt, net	2,784	2,792
Long-term tax receivable agreement	603	568
Financial instruments	122	97
Other liabilities	241	281
Total Liabilities	$5,818	$6,146
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 1,000.0 shares authorized; 497.7 and 478.3 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B Common Stock: $0.0001 par value, 20.0 shares authorized; 10.0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class V Common Stock: $0.0001 par value, 175.0 shares authorized; 44.1 and 63.5 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class Z Common Stock: $0.0001 par value, 12.9 shares authorized; 5.2 and 5.6 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock, at cost (3.1 and 1.5 shares at June 30, 2023 and December 31, 2022, respectively)	(26)	(12)
Additional paid-in-capital	4,734	4,514
Retained deficit	(293)	(158)
Accumulated other comprehensive income	100	95
Total Alight, Inc. Stockholders' Equity	$4,515	$4,439
Noncontrolling interest	439	650
Total Stockholders' Equity	$4,954	$5,089
Total Liabilities and Stockholders' Equity	$10,772	$11,235

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenue	$806	$715	$1,637	$1,440
Cost of services, exclusive of depreciation and amortization	528	483	1,083	974
Depreciation and amortization	21	13	40	24
Gross Profit	257	219	514	442

Operating Expenses
Selling, general and administrative	193	157	378	297
Depreciation and intangible amortization	85	85	170	170
Total Operating expenses	278	242	548	467
Operating Income (Loss)	(21)	(23)	(34)	(25)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	—	(50)	25	(63)
(Gain) Loss from change in fair value of tax receivable agreement	11	(38)	19	(43)
Interest expense	33	29	66	58
Other (income) expense, net	4	(7)	7	(8)
Total Other (income) expense, net	48	(66)	117	(56)
Income (Loss) Before Taxes	(69)	43	(151)	31
Income tax expense (benefit)	3	(9)	(5)	(8)
Net Income (Loss)	(72)	52	(146)	39
Net income (loss) attributable to noncontrolling interests	(5)	1	(11)	(1)
Net Income (Loss) Attributable to Alight, Inc.	$(67)	$51	$(135)	$40

Earnings Per Share
Basic (net loss) earnings per share	$(0.14)	$0.11	$(0.28)	$0.09
Diluted (net loss) earnings per share	$(0.14)	$0.10	$(0.28)	$0.07

Net Income (Loss)	$(72)	$52	$(146)	$39
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	17	30	(6)	77
Foreign currency translation adjustments	3	(12)	6	(15)
Total Other comprehensive income (loss), net of tax:	20	18	-	62
Comprehensive Income (Loss) Before Noncontrolling Interests	(52)	70	(146)	101
Comprehensive income (loss) attributable to noncontrolling interests	(4)	2	(16)	8
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(48)	$68	(129)	$93

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Total		Total
	Common	Treasury	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2022	$—	$(12)	$4,514	$(158)	$95	$4,439	$650	$5,089
Net loss	—	—	—	(68)	—	(68)	(6)	(74)
Other comprehensive income (loss), net	—	—	—	—	(14)	(14)	(6)	(20)
Conversion of noncontrolling interest	—	—	145	—	—	145	(194)	(49)
Share-based compensation expense	—	—	37	—	—	37	—	37
Shares vested, net of shares withheld in lieu of taxes	—	—	(6)	—	—	(6)	—	(6)
Share repurchases	—	(10)	—	—	—	(10)	—	(10)
Balance at March 31, 2023	$—	$(22)	$4,690	$(226)	$81	$4,523	$444	$4,967
Net loss	—	—	—	(67)	—	(67)	(5)	(72)
Other comprehensive income (loss), net	—	—	—	—	19	19	1	20
Common stock issued under ESPP	—	—	4	—	—	4	—	4
Conversion of noncontrolling interest	—	—	2	—	—	2	(1)	1
Share-based compensation expense	—	—	38	—	—	38	—	38
Share repurchases	—	(4)	—	—	—	(4)	—	(4)
Balance at June 30, 2023	$—	$(26)	$4,734	$(293)	$100	$4,515	$439	$4,954

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
		Additional		Other	Total		Total
	Common	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Capital	Deficit	Loss	Equity	Interest	Equity
Balance at December 31, 2021	$—	$4,228	$(96)	$8	$4,140	$788	$4,928
Net income (loss)	—	—	(11)	—	(11)	(2)	(13)
Other comprehensive income, net	—	—	—	36	36	8	44
Measurement period adjustment	—	—	—	—	—	(1)	(1)
Conversion of non-controlling interest	—	7	—	—	7	(13)	(6)
Share-based compensation expense	—	33	—	—	33	—	33
Shares vested, net of shares withheld in lieu of taxes	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2022	$—	$4,267	$(107)	$44	$4,204	$780	$4,984
Net income (loss)	—	—	51	—	51	1	52
Other comprehensive income, net	—	—	—	17	17	1	18
Conversion of non-controlling interest	—	2	—	—	2	(3)	(1)
Share-based compensation expense	—	42	—	—	42	—	42
Balance at June 30, 2022	$—	$4,311	$(56)	$61	$4,316	$779	$5,095

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
(in millions)	2023	2022
Operating activities:
Net income (loss)	$(146)	$39
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	50	35
Intangible asset amortization	160	159
Noncash lease expense	11	13
Financing fee and premium amortization	(1)	(1)
Share-based compensation expense	75	75
(Gain) loss from change in fair value of financial instruments	25	(63)
(Gain) loss from change in fair value of tax receivable agreement	19	(43)
Release of unrecognized tax provision	(1)	—
Deferred tax expense (benefit)	(2)	(10)
Other	4	—
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	49	(42)
Accounts payable and accrued liabilities	(126)	(49)
Other assets and liabilities	45	5
Cash provided by operating activities	$162	$118
Investing activities:
Capital expenditures	(89)	(79)
Cash used in investing activities	$(89)	$(79)
Financing activities:
Net increase (decrease) in fiduciary liabilities	(218)	74
Borrowings from banks	—	104
Financing fees	—	(3)
Repayments to banks	(13)	(126)
Principal payments on finance lease obligations	(13)	(17)
Payments on tax receivable agreements	(7)	—
Tax payment for shares/units withheld in lieu of taxes	(6)	(1)
Deferred and contingent consideration payments	(4)	(81)
Repurchase of shares	(14)	—
Other financing activities	—	(6)
Cash provided by (used in) financing activities	$(275)	$(56)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	(197)	(26)
Cash, cash equivalents and restricted cash at beginning of period	1,759	1,652
Cash, cash equivalents and restricted cash at end of period	$1,562	$1,626

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Business

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”). As of June 30, 2023, Alight owned 92% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was approximately 8% as of June 30, 2023.

As a result of the Business Combination, for accounting purposes, the Company is the acquirer and Alight Holdings is the acquiree and accounting predecessor. Within this Quarterly Report on Form 10-Q, there are some instances where we reference activity that relates to this Predecessor period or accounting as a result of the Business Combination.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany transactions and balances have been eliminated upon consolidation. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full fiscal year ending December 31, 2023.

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

Contract Costs

Costs to obtain a Contract

The Company capitalizes incremental costs to obtain a contract with a customer that are expected to be recovered. Assets recognized for the costs to obtain a contract, which primarily includes sales commissions paid in relation to the initial contract, are amortized over the expected life of the underlying customer relationships, which is 7 years for our payroll and cloud solutions and generally 15 years for all of our other solutions. For situations where the duration of the contract is 1 year or less, the Company has applied a practical expedient and recognized the costs of obtaining a contract as an expense when incurred. These costs are recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Costs to fulfill a Contract

The Company capitalizes costs to fulfill contracts which includes highly customized implementation efforts to set up clients and their human resource, payroll or benefit programs. Assets recognized for the costs to fulfill a contract are amortized on a systematic basis over the expected life of the underlying customer relationships, which is 7 years for our payroll and cloud solutions and generally 15 years for all of our other solutions.

Amortization for all contracts costs is recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), see Note 5 “Other Financial Data”.

4. Acquisitions

2022 Acquisitions

In December 2022, the Company completed the acquisition of ReedGroup for a preliminary purchase price of approximately $87 million, net of cash acquired. This acquisition was not material to the Company’s results of operations, financial position, or cash flows. The Company accounted for the acquisition as a business combination under Accounting Standards Codification Topic 805, Business Combinations. The goodwill identified by this acquisition is primarily attributed to the synergies that are expected to be realized as well as intangible assets that do not qualify for separate recognition, such as assembled workforce. None of the goodwill is expected to be deductible for income tax purposes. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). For the period ended June 30, 2023, there were immaterial changes to the preliminary purchase price allocation. The business is now wholly owned by the Company and is included within the Employer Solutions segment.

5. Other Financial Data

Condensed Consolidated Balance Sheets Information

Receivables, net

The components of Receivables, net are as follows (in millions):

	June 30,	December 31,
	2023	2022
Billed and unbilled receivables	$638	$687
Allowance for expected credit losses	(9)	(9)
Balance at end of period	$629	$678

Other current assets

The components of Other current assets are as follows (in millions):

	June 30,	December 31,
	2023	2022
Deferred project costs	$46	$43
Prepaid expenses	54	68
Commissions receivable	78	149
Other	119	119
Total	$297	$379

Other assets

The components of Other assets are as follows (in millions):

	June 30,	December 31,
	2023	2022
Deferred project costs	$354	$342
Operating lease right of use asset	79	86
Commissions receivable	25	28
Other	65	86
Total	$523	$542

The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs for the three months ended June 30, 2023 and 2022 were $14 million and $13 million, respectively, and $28 million and $25 million for the six months ended June 30, 2023 and 2022, respectively, and are recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current assets as of June 30, 2023 and December 31, 2022 were $81 million and $72 million, respectively. The balances in Other assets as of June 30, 2023 and December 31, 2022 were $45 million and $62 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information).

Other current liabilities

The components of Other current liabilities are as follows (in millions):

	June 30,	December 31,
	2023	2022
Deferred revenue	$143	$141
Operating lease liabilities	40	34
Finance lease liabilities	23	25
Other	118	100
Total	$324	$300

Other liabilities

The components of Other liabilities are as follows (in millions):

	June 30,	December 31,
	2023	2022
Deferred revenue	$88	$93
Operating lease liabilities	84	103
Finance lease liabilities	11	18
Unrecognized tax positions	13	13
Other	45	54
Total	$241	$281

The current and non-current portions of deferred revenue relates to consideration received in advance of performance under client contracts. During the six months ended June 30, 2023 and 2022, revenue of approximately, $126 million and $94 million was recognized and recorded as deferred revenue at the beginning of each period.

Other current liabilities as of June 30, 2023 and December 31, 2022, included the current portion of tax receivable agreement liability of $50 million and $7 million, respectively (see Note 15 "Tax Receivable Agreement" for additional information).

Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There were no interest rate swaps recorded in Other current liabilities as of June 30, 2023 and December 31, 2022, respectively. The balance in Other liabilities was $1 million as of June 30, 2023. There were no interest rate swaps recorded in Other liabilities as of December 31, 2022 (see Note 13 “Derivative Financial Instruments” for additional information).

6. Goodwill and Intangible assets, net

The changes in the net carrying amount of goodwill are as follows (in millions):

	Employer	Professional
	Solutions	Services	Total
Balance as of December 31, 2022	$3,606	73	3,679
Acquisitions(1)	1	—	1
Foreign currency translation	1	—	1
Balance as of June 30, 2023	$3,608	73	3,681

(1)Amount related to preliminary purchase price adjustments from the 2022 acquisition.

Intangible assets by asset class are as follows (in millions):

	June 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer-related and contract based intangibles	$3,670	$487	$3,183	$3,670	$364	$3,306
Technology related intangibles	263	85	178	263	63	200
Trade name (finite life)	409	57	352	408	42	366
Total	$4,342	$629	$3,713	$4,341	$469	$3,872

The change in gross carrying amounts for customer-related and contract-based intangibles includes the unfavorable impact of foreign currency translation adjustments.

Amortization expense from finite-lived intangible assets for each of the three months ended June 30, 2023 and 2022, was $80 million. Amortization expense from finite-lived intangible assets for the six months ended June 30, 2023 and 2022, was $160 million and $159 million, respectively. Amortization expense from finite-lived intangible assets was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of June 30, 2023 (in millions, except for years):

	Net	Weighted-Average
	Carrying	Remaining
	Amount	Useful Lives
Intangible assets at June 30, 2023:
Customer-related and contract-based intangibles	$3,183	13.0
Technology-related intangibles	178	4.0
Trade name (finite life)	352	12.8
Total	$3,713

Subsequent to June 30, 2023, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related	Technology	Trade
	and Contract Based	Related	Name
	Intangibles	Intangibles	Intangibles
2023 (July - December)	$123	$22	$14
2024	246	44	29
2025	246	44	28
2026	246	44	27
2027	246	24	27
Thereafter	2,076	—	227
Total amortization expense	$3,183	$178	$352

7. Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2023 and 2022 were (4%) and (21%), respectively. The Company’s effective tax rates for the six months ended June 30, 2023 and 2022 were 3% and (24%), respectively.

The changes in the effective tax rates were primarily driven by the Company’s forecasted ability to partially benefit from current year anticipated tax attributes for which a full federal valuation allowance was provided for in the prior period. The effective tax rates for the three and six months ended June 30, 2023 was lower than the 21% U.S. statutory corporate income tax rate. This difference is primarily due to lower realization of certain anticipated tax attributes in the U.S., as well as losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded.

8. Debt

Debt outstanding consisted of the following (in millions)

		June 30,	December 31,
	Maturity Date	2023	2022
Term Loan	May 1, 2024	$—	$65
Term Loan, B-1(1)	August 31, 2028	2,501	2,448
Secured Senior Notes	June 1, 2025	308	310
$300 million Revolving Credit Facility, Amended	August 31, 2026	—	—
Total debt, net		2,809	2,823
Less: current portion of long-term debt, net		(25)	(31)
Total long-term debt, net		$2,784	$2,792

(1)
The net balance for the B-1 Term Loan at both June 30, 2023 and December 31, 2022 includes unamortized debt issuance costs of approximately $8 million.

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

During the three and six months ended June 30, 2023, the Company made total principal payments of $6 million and $13 million, respectively. During the three and six months ended June 30, 2022 the Company made total principal payments $8 million and $16 million, respectively. The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13 “Derivative Financial Instruments”).

Secured Senior Notes

In May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes have a maturity date of June 1, 2025 and accrue interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.

Revolving Credit Facility

In May 2017, the Company entered into a 5-year $250 million revolving credit facility with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the revolving credit facility to October 31, 2024. In August 2021, the Company replaced and refinanced the revolving credit facilities with a $294 million revolving credit facility with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. No changes were made to the maturity date. At June 30, 2023, approximately $3 million of unused letters of credit related to various insurance policies and real estate leases were issued under the revolving credit facility and there were no borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During the three and six months ended June 30, 2023 and 2022, respectively, the Company made immaterial payments related to these fees.

Financing Fees, Premiums and Interest Expense

The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.

Total interest expense related to the debt instruments for the three months ended June 30, 2023 and 2022 was $55 million and $28 million, respectively, which included a $1 million benefit for both the three months ended June 30, 2023 and 2022. Total interest expense related to the debt instruments for the six months ended June 30, 2023 and 2022 was $106 million and $55 million, respectively, which included a $1 million benefit for both the six months ended June 30, 2023 and 2022. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Principal Payments

Aggregate remaining contractual principal payments as of June 30, 2023 are as follows (in millions):

2023	$14
2024	25
2025	325
2026	25
2027	25
Thereafter	2,393
Total payments	$2,807

9. Stockholders' Equity

Preferred Stock

Upon the Closing Date of the Business Combination, 1,000,000 preferred shares, par value $0.0001 per share, were authorized. There were no preferred shares issued and outstanding as of June 30, 2023.

Class A Common Stock

As of June 30, 2023, 497,676,510 shares of Class A Common Stock, including 7,226,574 of shares of unvested Class A Common Stock, were legally issued and outstanding. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.

Class B Common Stock

Upon the Closing Date of the Business Combination, certain equityholders of Alight Holdings received earnouts (the "Seller Earnouts") that resulted in the issuance of a total of 14,999,998 Class B instruments (including 739,657 unvested shares of Class B Common Stock related to employee compensation as of June 30, 2023) to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class B Common Stock, and the equityholders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unitholders”) received Class B common units of Alight Holdings.

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

Class B-1

As of June 30, 2023, 4,990,453 shares of Class B-1 Common Stock were legally issued and outstanding, including 369,829 unvested shares of Class B-1 Common Stock related to employee compensation. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

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

As of June 30, 2023, 2,509,546 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Class B-2

As of June 30, 2023, 4,990,453 shares of Class B-2 Common Stock were legally issued and outstanding, including 369,829 unvested shares of Class B-2 Common Stock related to employee compensation. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

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

As of June 30, 2023, 2,509,546 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3

Upon the Closing Date of the Business Combination, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There are no shares of Class B-3 Common Stock issued and outstanding as of June 30, 2023.

Class V Common Stock

As of June 30, 2023, 44,077,108 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unitholders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.

Class Z Common Stock

Upon the Closing Date of the Business Combination, a total of 8,671,507 Class Z instruments were issued to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class Z Common Stock, and the Continuing Unitholders received Class Z common units of Alight Holdings. The Class Z instruments were issued to the equityholders of the Predecessor to allow for the re-allocation of the consideration paid to the holders of unvested management equity (i.e., the unvested shares of Class A, Class B-1, and Class B-2 Common Stock) to the equityholders of the Predecessor in the event such equity is forfeited under the terms of the applicable award agreement and will only vest in connection with any such forfeiture.

As of June 30, 2023, 5,197,081 shares of Class Z Common Stock (4,663,187 Class Z-A, 266,947 Class Z-B-1, and 266,947 Class Z-B-2) were legally issued and outstanding. Holders of shares of Class Z-A, Class Z-B-1 and Class Z-B-2 Common Stock are not entitled to voting rights. The Class Z shares convert into shares of Class A Common Stock, Class B-1 Common Stock or Class B-2 Common Stock, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

As of June 30, 2023, 2,856,875 Class Z common units (2,563,387 Class Z-A, 146,744 Class Z-B-1, and 146,744 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. The Class Z units convert into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

Class A Units

Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.

The Continuing Unitholders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of June 30, 2023, there were 541,733,640 Class A Units outstanding, of which 497,676,510 are held by the Company and 44,077,108 are held by the noncontrolling interest of the Company.

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

Exchange of Class A Units

During the six months ended June 30, 2023, 19,404,357 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $195 million, recorded in Additional paid-in capital. Pursuant to the TRA that we entered into in connection with the Business Combination, described in Note 15 "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $66 million, with offsets to Additional paid-in-capital. An additional $18 million increase to Additional paid-in-capital was due to exchanges as a result of deferred tax assets due to our change in ownership.

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

During the three and six months ended June 30, 2023, 479,025 and 1,627,460 Class A Common Stock shares, respectively, were repurchased under the Program for a total cost of $4 million and $14 million, respectively. As of June 30, 2023, there was $74 million remaining under the Program authorization for future share repurchases. Repurchased shares are reflected as Treasury Stock on the Consolidated Balance Sheets as a component of equity.

The following table reflects the changes in our outstanding stock:

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2022	470,756,961	4,990,453	4,990,453	63,481,465	5,595,577	1,506,385
Conversion of noncontrolling interest	19,345,591	—	—	(19,345,591)	—	—
Shares granted upon vesting	1,035,470	—	—	—	(398,496)	—
Issuance for compensation to non-employees(1)	18,059	—	—	—	—	—
Share repurchases	(1,148,435)	—	—	—	—	1,148,435
Balance at March 31, 2023	490,007,646	4,990,453	4,990,453	44,135,874	5,197,081	2,654,820
Conversion of noncontrolling interest	58,766	—	—	(58,766)	—	—
Shares granted upon vesting	842,570	—	—	—	—	—
Issuance for compensation to non-employees(1)	19,979	—	—	—	—	—
Share repurchases	(479,025)	—	—	—	—	479,025
Balance at June 30, 2023	490,449,936	4,990,453	4,990,453	44,077,108	5,197,081	3,133,845

(1) Issued to certain members of the Board of Directors in lieu of cash retainer.

Dividends

There were no dividends declared during the three and six months ended June 30, 2023.

Accumulated Other Comprehensive Income

As of June 30, 2023, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.

Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments	Swaps(1)	Total
Balance at December 31, 2022	$(11)	$106	$95
Other comprehensive (loss) income before reclassifications	3	(7)	(4)
Tax expense (benefit)	(1)	7	6
Other comprehensive (loss) income before reclassifications, net of tax	2	-	2
Amounts reclassified from accumulated other comprehensive income	-	(16)	(16)
Tax expense	-	-	-
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(16)	(16)
Net current period other comprehensive income, net of tax	2	(16)	(14)
Balance at March 31, 2023	$(9)	$90	$81
Other comprehensive (loss) income before reclassifications	3	41	44
Tax expense (benefit)	-	(5)	(5)
Other comprehensive (loss) income before reclassifications, net of tax	3	36	39
Amounts reclassified from accumulated other comprehensive income	-	(20)	(20)
Tax expense	-	-	-
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(20)	(20)
Net current period other comprehensive income, net of tax	3	16	19
Balance at June 30, 2023	$(6)	$106	$100

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

Successor Awards

In connection with the Business Combination, the Company adopted the Alight, Inc. 2021 Omnibus Incentive Plan. Under this plan, for grants issued during the six months ended June 30, 2023, approximately 59% of the units are subject to time-based vesting requirements and approximately 41% are subject to performance-based vesting requirements. The majority of the time-based RSUs vest ratably each March 10 over a three-year period with one-third vesting on each of March 10, 2024, 2025 and 2026. The PRSUs granted in 2023 vest upon achievement of the Company’s performance goal, Total Business Process as a Service ("BPaaS") Revenue and Adjusted EBITDA.

The Company begins to recognize expense associated with the PRSUs when the achievement of the performance condition is deemed probable. During the six months ended June 30, 2023, expected achievement levels did not change for any of the performance periods based on management's analysis of the corresponding performance conditions.

The fair value of each RSU and PRSU is based upon the grant date market price. The aggregate grant date fair value of RSUs and PRSUs granted during the six months ended June 30, 2023 was approximately $48 million and $33 million, respectively.

Restricted Share Units and Performance Based Restricted Share Units

The following tables summarizes the unit activity related to the RSUs and PRSUs during the six months ended June 30, 2023:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	RSUs(1)	Per Unit	PRSUs(1)(2)	Per Unit
Balance as of December 31, 2022	7,766,161	$10.28	30,085,723	$11.38
Granted	5,394,381	8.87	3,785,891	8.84
Vested	(1,946,336)	9.23	(430,290)	8.33
Forfeited	(1,098,242)	9.69	(2,464,239)	9.82
Balance as of June 30, 2023	10,115,964	$9.79	30,977,085	$11.24

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

Share-based Compensation

Total share-based compensation costs related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Cost of services, exclusive of depreciation and amortization	$9	$10	18	$17
Selling, general and administrative	29	32	57	58
Total share-based compensation expense	$38	$42	75	$75

As of June 30, 2023, total future compensation expense related to unvested RSUs was $74 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.4 years. As of June 30, 2023, total future compensation expense related to PRSUs was $123 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.4 years.

Employee Stock Purchase Plan

In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. For the three and six months ended June 30, 2023, 706,366 shares had been issued under the ESPP and the amount of share-based compensation expense related to the ESPP was $1 million.

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

In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of June 30, 2023, the Seller Earnouts were excluded from the diluted earnings per share calculations.

Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Basic and diluted (net loss) earnings per share:
Numerator
Net (loss) income attributable to Alight, Inc. - basic	$(67)	$51	$(135)	$40
Loss impact of conversion of noncontrolling interest	—	1	—	(1)
Net (loss) income attributable to Alight, Inc. - diluted	$(67)	$52	$(135)	$39
Denominator
Weighted-average shares outstanding - basic	490,306,205	457,851,348	483,358,533	457,347,581
Dilutive effect of the exchange of noncontrolling interest units	—	75,886,716	—	75,886,716
Dilutive effect of RSUs	—	—	—	836,356
Weighted-average shares outstanding - diluted	490,306,205	533,738,064	483,358,533	534,070,653
Basic (net loss) earnings per share	$(0.14)	$0.11	$(0.28)	$0.09
Diluted (net loss) earnings per share	$(0.14)	$0.10	$(0.28)	$0.07

For the three months ended June 30, 2023, 44,077,108 of Alight Holdings Class A units related to noncontrolling interests were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. For the three months ended June 30, 2023 and 2022, 10,109,595 and 10,791,134, respectively, of unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

For the six months ended June 30, 2023, 44,077,108 of Alight Holdings Class A units related to noncontrolling interests were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. For the six months ended June 30, 2023 and 2022, 10,109,595 and 9,954,778 of unvested RSUs, respectively, were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

In addition, for the three and six months ended June 30, 2023 and 2022, 14,999,998 shares, respectively, related to the Seller Earnouts were excluded from the calculation of basic and diluted earnings per share.

For the three months ended June 30, 2023 and 2022, 30,228,371 and 34,577,418 unvested PRSUs, respectively, were excluded from the calculation of basic and diluted earnings per share. For the six months ended June 30, 2023 and 2022, 30,228,371 and 34,577,418 unvested PRSUs, respectively, were excluded from the calculation of basic and diluted earnings per share. For the three and six months ended June 30, 2023 and 2022, the share amounts were calculated based on expected achievement levels and were excluded as the performance conditions were not met as of the end of the respective periods.
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

Information regarding the Company’s current reportable segments is as follows (in millions):

	Revenue
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Employer Solutions
Recurring	$639	$559	$1,308	$1,129
Project	58	55	112	108
Total Employer Solutions	697	614	1,420	1,237
Professional Services
Recurring	35	32	68	62
Project	65	59	130	119
Total Professional Services	100	91	198	181
Total Reportable Segments	797	705	1,618	1,418
Other	9	10	19	22
Total revenue	$806	$715	$1,637	$1,440

There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

	Segment Profit
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Employer Solutions	$240	$200	$478	$404
Professional Services	19	20	38	39
Other	(2)	(1)	(2)	(1)
Total Gross Profit	257	219	514	442
Selling, general and administrative	193	157	378	297
Depreciation and intangible amortization	85	85	170	170
Operating Income (Loss)	(21)	(23)	(34)	(25)
(Gain) Loss from change in fair value of financial instruments	-	(50)	25	(63)
(Gain) Loss from change in fair value of tax receivable agreement	11	(38)	19	(43)
Interest expense	33	29	66	58
Other (income) expense, net	4	(7)	7	(8)
Income (Loss) Before Taxes	$(69)	$43	$(151)	$31

13. Derivative Financial Instruments

The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps

The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of June 30, 2023	Fixed Rate	Expiration Date
December 2021	August 2020	$181,205,050	$520,929,363	0.7203%	April 2024
December 2021	August 2020	$388,877,200	$649,120,507	0.6826%	April 2024
December 2021	May 2022	$220,130,318	$271,456,287	0.4570%	April 2024
December 2021	May 2022	$306,004,562	$346,463,093	0.4480%	April 2024
December 2021	April 2024	$871,205,040	n/a	1.6533%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6560%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	n/a	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9100%	December 2026

Concurrent with the refinancing of certain term loans, we amended our interest rate swaps to incorporate Term SOFR. In accordance with ASC Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR; as we are permitted to maintain the designation through the transition. During the six months ended June 30, 2023, we executed two additional interest rate swaps, which have been designated as cash flow hedges.

Certain swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. As a result of hedge amendments in December 2021 and July 2021, the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments.

Financial Instrument Presentation

The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	June 30,	December 31,
	2023	2022
Assets
Other current assets	$81	$72
Other assets	45	62
Total	$126	$134

Liabilities
Other current liabilities	$—	$—
Other liabilities	1	—
Total	$1	$—

The Company estimates that approximately $80 million of derivative gains included in Accumulated other comprehensive income as of June 30, 2023 will be reclassified into earnings over the next twelve months.

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

The portion of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date. At June 30, 2023 and December 31, 2022, the Seller Earnouts had a fair value of $110 million and $96 million, respectively. For the three months ended June 30, 2023, the fair value remeasurement of the Seller Earnouts was not material. For the three months ended

June 30, 2022, the Company recorded a gain of $50 million related to the fair value remeasurement of the Seller Earnouts. For the six months ended June 30, 2023 and 2022, the Company recorded a loss of $13 million and a gain of $64 million, respectively, related to the remeasurement of the Seller Earnouts. Gains or losses related to the remeasurement of Seller Earnouts are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

The fair value of the Class B-1 and B-2 Seller Earnouts, and the Class Z-B-1 and Z-B-2 contingent consideration instruments, is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurements"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 50%, risk-free interest rate of 4.13%, expected holding period of 5.01 years and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. An increase in the risk-free interest rate or expected volatility would result in an decrease in the fair value measurement of the Seller Earnouts and vice versa.

In addition, the Class Z instruments are also accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because these instruments do not meet the criteria for classification within equity. The fair value of the Class Z-A contingent consideration is determined using the ending share price as of the last day of each quarter. For the three months ended June 30, 2023, the expense recorded by the Company as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting was not material. For the three months ended June 30, 2022, the Company recorded an immaterial change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting. For the six months ended June 30, 2023 and 2022, the Company recorded expense of $12 million and $1 million, respectively, in (Gain) Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting. See Note 9 “Stockholders’ Equity” for additional information regarding these instruments.

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

The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at June 30, 2023 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.4%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 9.0%.

Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the six months ended June 30, 2023, an additional TRA liability of $66 million was established as a result of these exchanges. This amount along with the total impact of exchanges of $43 million for the year ended December 31, 2022, are excluded from the portion of the TRA liability that is measured at fair value on a recurring basis.

The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable
Agreement Liability
Beginning balance as of December 31, 2022	$575
Fair value remeasurement	19
Payments	(7)
Conversion of noncontrolling interest	66
Ending Balance as of June 30, 2023	653
Less: current portion included in other current liabilities	(50)
Total long-term tax receivable agreement liability	$603

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$126	$—	$126
Total assets recorded at fair value	$—	$126	$—	$126

Liabilities
Interest rate swaps	$—	$1	$—	$1
Contingent consideration liability	—	—	13	13
Seller Earnouts liability	—	—	122	122
Tax receivable agreement liability (1)	—	—	544	544
Total liabilities recorded at fair value	$—	$1	$679	$680

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$134	$—	$134
Total assets recorded at fair value	$—	$134	$—	$134

Liabilities
Contingent consideration liability	—	—	13	13
Seller Earnouts liability	—	—	96	96
Tax receivable agreement liability (1)	—	—	532	532
Total liabilities recorded at fair value	$—	$—	$641	$641

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

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Beginning balance	$13	$32	$13	$33
Acquisitions	—	—	—	—
Measurement period adjustments	—	—	—	(2)
Accretion of contingent consideration	—	—	—	1
Remeasurement of acquisition-related contingent consideration	—	(7)	—	(7)
Ending Balance	$13	$25	$13	$25

Non-Recurring Fair Value Measurements

The Company’s financial liabilities not measured at fair value on a recurring basis are as follows (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$25	$25	$31	$31
Long-term debt, net	2,784	2,780	2,792	2,780
Total	$2,809	$2,805	$2,823	$2,811

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

During the six months ended June 30, 2023 and 2022, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.

17. Restructuring

Transformation Program

On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Transformation Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Transformation Program includes process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. The Company currently expects to record in the aggregate approximately $140 million in pre-tax restructuring charges over the next two years. The restructuring charges are expected to include severance charges with an estimated range from $30 million to $40 million over the two-year period and other restructuring charges related to items such as data center exit costs, third party fees, and costs associated with transitioning existing technology and processes with an estimated range of $100 million to $110 million over the two-year period. The Company estimates an annual savings of over $100 million after the Transformation Program is completed. The Transformation Program commenced in the first quarter of 2023 and is expected to be substantially completed over an estimated two-year period.

From the inception of the plan through June 30, 2023, the Company has incurred total expenses of $56 million. These charges are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type that have been incurred.

	Three Months Ended	Six Months Ended		Estimated	Estimated
	June 30,	June 30,	Inception to	Remaining	Total
	2023	2023	Date	Costs	Cost

Employer Solutions
Severance and Related Benefits	$4	$5	$5	$10	$15
Other Restructuring Costs(1)	18	37	37	58	95
Total Employer Solutions	$22	$42	$42	$68	$110
Professional Services
Severance and Related Benefits	$1	$1	$1	$3	$4
Other Restructuring Costs(1)	—	—	—	2	2
Total Professional Services	$1	$1	$1	$5	$6
Corporate
Severance and Related Benefits	$7	$12	$12	$9	$21
Other Restructuring Costs(1)	—	1	1	2	3
Total Corporate	$7	$13	$13	$11	$24
Total Restructuring Costs	$30	$56	$56	$84	$140
(1)
Other restructuring costs associated with the Transformation Program primarily include data center exit costs, third party fees associated with the restructuring, and costs associated with transitioning existing technology and processes.

As of June 30, 2023, approximately $19 million of the Company's total restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and	Other Restructuring
	Related Benefits	Costs	Total

Accrued restructuring liability as of December 31, 2022	$—	$—	$—
Restructuring charges	18	38	56
Cash payments	(5)	(34)	(39)
Accrued restructuring liability as of June 30, 2023	$13	$4	$17

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

The following table summarizes the changes in the accrual balance:

	Severance and	Other Restructuring
	Related Benefits	Costs	Total

Accrued restructuring liability as of December 31, 2022	$4	$4	$8
Cash payments	(2)	(4)	(6)
Accrued restructuring liability as of June 30, 2023	$2	$—	$2

18. Employee Benefits

Defined Contribution Savings Plans

Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the three months ended June 30, 2023 and 2022, expenses were $15 million and $14 million, respectively. For the six months ended June 30, 2023 and 2022, expenses were $34 million and $31 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

19. Commitments and Contingencies

Legal

The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at June 30, 2023 and December 31, 2022 were not significant.

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

Purchase Obligations

The Company’s expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $11 million, $27 million, $9 million, $4 million, $3 million, and none for the remainder of 2023 and the years ended 2024, 2025, 2026, 2027, and thereafter, respectively.

Service Obligations

On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company.

The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $74 million, $154 million, $162 million, $170 million, $178 million, and $154 million for the remainder of 2023 and the years ended 2024, 2025, 2026, 2027, and thereafter, respectively.

The Company may terminate its arrangement with Wipro for cause or for the Company’s convenience. In the case of a termination for convenience, the Company would be required to pay a termination fee, including certain of Wipro’s unamortized costs, plus 25% of any remaining portion of the minimum level of services the Company agreed to purchase from Wipro over the course of 10 years.

20. Subsequent Events

On July 27, 2023, the Company and Cesar Jelvez, its Chief Professional Services and Global Payroll Officer mutually agreed that Mr. Jelvez will depart from his role at the Company effective immediately.

With Mr. Jelvez’s departure, Katie Rooney, the Company’s Chief Financial Officer, will assume Mr. Jelvez’s duties effective immediately while also remaining in her current position. Ms. Rooney’s Company title is now Chief Financial Officer and Chief Operating Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes which are included elsewhere in this Quarterly Report on Form 10-Q and with the Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in "Item 1A. Risk Factors" in our Annual Report and in this Quarterly Report on Form 10-Q, particularly under the caption "Forward-Looking Statements."

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

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”). As of June 30, 2023, Alight owned 92% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was approximately 8% as of June 30, 2023.

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

EXECUTIVE SUMMARY OF FINANCIAL RESULTS

The following table sets forth our historical results of operations for the periods indicated below:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Revenue	$806	$715	$1,637	$1,440
Cost of services, exclusive of depreciation and amortization	528	483	1,083	974
Depreciation and amortization	21	13	40	24
Gross Profit	257	219	514	442

Operating Expenses				—
Selling, general and administrative	193	157	378	297
Depreciation and intangible amortization	85	85	170	170
Total Operating expenses	278	242	548	467
Operating Income (Loss)	(21)	(23)	(34)	(25)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	-	(50)	25	(63)
(Gain) Loss from change in fair value of tax receivable agreement	11	(38)	19	(43)
Interest expense	33	29	66	58
Other (income) expense, net	4	(7)	7	(8)
Total Other (income) expense, net	48	(66)	117	(56)
Income (Loss) Before Taxes	(69)	43	(151)	31
Income tax expense (benefit)	3	(9)	(5)	(8)
Net Income (Loss)	(72)	52	(146)	39
Net income (loss) attributable to noncontrolling interests	(5)	1	(11)	(1)
Net Income (Loss) Attributable to Alight, Inc.	$(67)	$51	$(135)	$40
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

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenue

Revenues were $806 million for the three months ended June 30, 2023 as compared to $715 million for the prior year period. The increase of $91 million reflects growth of 13.5% in our Employer Solutions segment and 9.9% in our Professional Services segment. We also measure revenue growth as it relates to our cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the three months ended June 30, 2023, we recorded BPaaS revenue of $179 million, which represented growth of 39.8% compared to the prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value ("TCV") for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and is used as a metric of commercial activity by management and investors. For the three months ended June 30, 2023, BPaaS bookings of $149 million represents a decline of 36.3% compared to the prior year period, however, since the start of 2021, we have delivered BPaaS TCV bookings of $1.7 billion, ahead of our goal of $1.5 billion by the end of 2023.

Recurring revenues increased by $82 million, or 13.6%, from $601 million to $683 million and are related to growth in both the Employer Solutions and Professional Services segments. Growth in Employer Solutions is a result of higher revenues related to increased volumes, Net Commercial Activity and our 2022 acquisition. Growth in Professional Services is primarily a result of higher project revenues.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, increased $45 million, or 9.3%, for the three months ended June 30, 2023 as compared to the prior year period. The increase was primarily driven by growth in revenues, including investments in key resources and our 2022 acquisition.

Selling, General and Administrative

Selling, general and administrative expenses increased $36 million, or 22.9%, for the three months ended June 30, 2023 as compared to the prior year period. The increase was primarily driven by costs incurred from our previously announced restructuring program as well as the inclusion of expenses from our 2022 acquisition.

Depreciation and Amortization

Depreciation and intangible amortization expenses increased $8 million, or 61.5%, for the three months ended June 30, 2023 as compared to the prior year period. The increase was primarily driven by amortization related to identifiable intangible assets acquired from the 2022 acquisition.

Change in Fair Value of Financial Instruments

There was no change in the fair value of financial instruments for the three months ended June 30, 2023 compared to a gain of $50 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are due to changes in the underlying assumptions, including changes in the risk free interest rate, volatility, and the closing stock price for the period. See Note 14 "Financial Instruments" for additional information.

Change in Fair Value of Tax Receivable Agreement

The change in the fair value of the TRA was a loss of $11 million for the three months ended June 30, 2023, a decrease of $49 million compared to a gain of $38 million for the prior year period. This revaluation loss is due to changes in the discount rate and changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period.

Interest Expense

Interest expense increased $4 million for the three months ended June 30, 2023 as compared to the prior year period. The increase was primarily due to higher interest expense on our Term Loan due to movement in market interest rates. See Note 8 “Debt” for additional information.

Income (Loss) Before Income Taxes

Loss before income taxes was $69 million for the three months ended June 30, 2023 as compared to income before taxes of $43 million for the three months ended June 30, 2022. The increase in Loss before income taxes was primarily due to non-operating fair value remeasurements associated with financial instruments and the TRA.

Income Tax Expense (Benefit)

Income tax expense was $3 million for the three months ended June 30, 2023, as compared to an income tax benefit of $9 million for the prior year period. The effective tax rate of (4%) for the three months ended June 30, 2023 is lower than the 21% U.S. statutory corporate income tax rate primarily due to lower realization of certain anticipated tax attributes in the U.S., as well as losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded. The effective tax rate of (21%) for the three months ended June 30, 2022 is lower than the 21% U.S. statutory corporate income tax rate primarily due to lower realization of certain anticipated tax attributes in the U.S., as well as losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded. See Note 7 “Income Taxes” for additional information.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenue

Revenues were $1,637 million for the six months ended June 30, 2023 as compared to $1,440 million for the prior year period. The increase of $197 million reflects growth of 14.8% in our Employer Solutions segment and 9.4% in our Professional Services segment. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the six months ended June 30, 2023, we recorded BPaaS revenue of $350 million, which represented growth of 44.6% compared to the prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and is used as a metric of commercial activity by management and investors. For the six months ended June 30, 2023, BPaaS bookings of $224 million represented a decline of 37.1% compared to the prior year period, however, since the start of 2021, we have delivered BPaaS TCV bookings of $1.7 billion, ahead of our goal of $1.5 billion by the end of 2023.

Recurring revenues increased by $183 million, or 15.1%, from $1,213 million to $1,396 million and are related to growth in both the Employer Solutions and Professional Services segments. Growth in Employer Solutions is a result of higher revenues related to increased volumes, Net Commercial Activity and our 2022 acquisition. Growth in Professional Services is primarily a result of higher project revenues.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, increased $109 million, or 11.2%, for the six months ended June 30, 2023 as compared to the prior year period. The increase was primarily driven by growth in revenues, including investments in key resources and our 2022 acquisition.

Selling, General and Administrative

Selling, general and administrative expenses increased $81 million, or 27.3%, for the six months ended June 30, 2023 as compared to the prior year period. The increase was primarily driven by costs incurred from our previously announced restructuring program as well as the inclusion of expenses from our 2022 acquisition.

Depreciation and Amortization

Depreciation and intangible amortization expenses increased $16 million, or 66.7%, for the six months ended June 30, 2023 as compared to the prior year period. The increase was primarily driven by amortization related to identifiable intangible assets acquired from the 2022 acquisition.

Change in Fair Value of Financial Instruments

The change in the fair value of financial instruments was a loss of $25 million for the six months ended June 30, 2023, a decrease of $88 million compared to a gain of $63 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. The change in the fair value was due to changes in the underlying assumptions, including the decrease in the risk free interest rate, volatility, and the closing stock price for the period ended June 30, 2023. See Note 14 "Financial Instruments" for additional information.

Change in Fair Value of Tax Receivable Agreement

The change in the fair value of the Tax Receivable Agreement was a loss of $19 million for the six months ended June 30, 2023, a decrease of $62 million compared to a gain of $43 million for the prior year period. This revaluation loss is due to changes in the discount rate and changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period.

Interest Expense

Interest expense increased $8 million for the six months ended June 30, 2023 as compared to the prior year period. The increase was primarily due to higher interest expense on our Term Loan due to movement in market interest rates. See Note 8 “Debt” for additional information.

Income (Loss) Before Income Taxes

Loss before income taxes was $151 million for the six months ended June 30, 2023. Income before tax benefit was $31 million for the three months ended June 30, 2022. The increase in Loss before income taxes was primarily due to non-operating fair value remeasurements associated with financial instruments and the TRA.

Income Tax Expense (Benefit)

Income tax benefit was $5 million for the six months ended June 30, 2023, as compared to tax benefit of $8 million for the prior year period. The effective tax rate of 3% for the six months ended June 30, 2023 is lower than the 21% U.S. statutory corporate income tax rate primarily due to lower realization of certain anticipated tax attributes in the U.S., as well as losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded. The effective tax rate of (24)% for the six months ended June 30, 2022 is lower than the 21% U.S. statutory corporate income tax rate primarily due to lower realization of certain tax attributes in the U.S., as well as losses in certain non-U.S. jurisdictions for which a tax benefit has not been recorded. See Note 7 “Income Taxes” for additional information.

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

Adjusted Diluted Earnings Per Share is defined as Adjusted Net Income divided by the adjusted weighted-average number of shares of common stock, diluted. The adjusted weighted shares calculation assumes the full exchange of the non-controlling interest units and the full amount of non-vested time-based restricted units that were determined to be antidilutive and therefore excluded from the U.S. GAAP diluted earnings per share. Adjusted Diluted Earnings Per Share, including the adjusted weighted-average number of shares, is used by us and our investors to evaluate our core operating performance and to benchmark our operating performance against our competitors.

A reconciliation of Adjusted Net Income to Net Loss Attributable to Alight, Inc. and the computation of Adjusted Diluted Earnings Per Share is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net (Loss) Income Attributable to Alight, Inc.	$(67)	$51	$(135)	$40
Conversion of noncontrolling interest	(5)	1	(11)	(1)
Intangible amortization	80	80	160	159
Share-based compensation	38	42	75	75
Transaction and integration expenses	8	3	10	9
Restructuring	30	14	56	20
(Gain) Loss from change in fair value of financial instruments	—	(50)	25	(63)
(Gain) Loss from change in fair value of tax receivable agreement	11	(38)	19	(43)
Other	—	1	1	3
Tax effect of adjustments (1)	(18)	(39)	(51)	(67)
Adjusted Net Income	$77	$65	$149	$132

Denominator:
Weighted average shares outstanding - basic	490,306,205	457,851,348	483,358,533	457,347,581
Dilutive effect of the exchange of noncontrolling interest units	—	75,886,716	—	75,886,716
Dilutive effect of RSUs	—	—	—	836,356
Weighted average shares outstanding - diluted	490,306,205	533,738,064	483,358,533	534,070,653
Exchange of noncontrolling interest units(2)	44,103,939	—	51,055,250	—
Impact of unvested RSUs(3)	10,109,595	10,791,134	10,109,595	9,954,778
Adjusted shares of Class A Common Stock outstanding - diluted(4)	544,519,739	544,529,198	544,523,378	544,025,431

Basic (Net Loss) Earnings Per Share	$(0.14)	$0.11	$(0.28)	$0.09
Diluted (Net Loss) Earnings Per Share	$(0.14)	$0.10	$(0.28)	$0.07
Adjusted Diluted Earnings Per Share(4) (5)	$0.14	$0.12	$0.27	$0.24

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
(5)
Excludes 30,228,371 and 34,577,418 performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance conditions as of June 30, 2023 and June 30, 2022, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and intangible amortization adjusted for the impact of certain non-cash and other items that we do not consider in the evaluation of ongoing operational performance. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA And Adjusted EBITDA Margin are non-GAAP financial measures used by management and our stakeholders to provide useful supplemental information that enables a better comparison of our performance across periods as well as to evaluate our core operating performance. A reconciliation of Adjusted EBITDA to Net Loss is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Net Loss	$(72)	$52	$(146)	$39
Interest expense	33	29	66	58
Income tax expense (benefit)	3	(9)	(5)	(8)
Depreciation	26	18	50	35
Intangible amortization	80	80	160	159
EBITDA	70	170	125	283
Share-based compensation	38	42	75	75
Transaction and integration expenses (1)	8	3	10	9
Restructuring	30	14	56	20
(Gain) Loss from change in fair value of financial instruments	—	(50)	25	(63)
(Gain) Loss from change in fair value of tax receivable agreement	11	(38)	19	(43)
Other(2)	—	1	1	3
Adjusted EBITDA	$157	$142	$311	284
Revenue	$806	$715	$1,637	$1,440
Adjusted EBITDA Margin(3)	19.5%	19.9%	19.0%	19.7%

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

Employer Solutions Results

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2023	2022	2023	2022
Employer Solutions Revenue
Recurring	$639	$559	$1,308	$1,129
Project	58	55	112	108
Total Employer Solutions Revenue	$697	$614	$1,420	$1,237
Employer Solutions Gross Profit	$240	$200	$478	$404
Employer Solutions Gross Profit Margin	34.4%	32.6%	33.7%	32.7%
Employer Solutions Adjusted Gross Profit	$268	$221	$532	$442
Employer Solutions Adjusted Gross Profit Margin	38.5%	36.0%	37.5%	35.7%

Employer Solutions Segment Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Employer Solutions Revenue

Employer Solutions revenue was $697 million for the three months ended June 30, 2023 as compared to $614 million for the prior year period. The overall increase of $83 million was primarily driven by recurring revenues from increases in Net Commercial Activity, project revenue and volumes as well as the impact from our 2022 acquisition.

Employer Solutions Gross Profit and Adjusted Gross Profit

Employer Solutions gross profit was $240 million for the three months ended June 30, 2023 compared to $200 million for the prior year period. The increase of $40 million was driven by revenue growth and lower expenses related to productivity initiatives, partially offset by employee compensation costs and increases in costs associated with funding growth of current and future revenues. Employer Solutions adjusted gross profit for the three months ended June 30, 2023 increased $47 million to $268 million from $221 million in the prior year period primarily due to productivity initiatives, partially offset by employee compensation and increases in costs associated with funding current and future revenue growth.

Employer Solutions Segment Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Employer Solutions Revenue

Employer Solutions revenue was $1,420 million for the six months ended June 30, 2023 as compared to $1,237 million for the prior year period. The overall increase of $183 million was driven by recurring revenues from increases in Net Commercial Activity, project revenue and volumes as well as the impact from our 2022 acquisition.

Employer Solutions Gross Profit and Adjusted Gross Profit

Employer Solutions gross profit was $478 million for the six months ended June 30, 2023 compared to $404 million for the prior year period. The increase of $74 million was driven by revenue growth and lower expenses related to productivity initiatives, partially offset by employee compensation costs and increases in costs associated with funding growth of current and future revenues. Employer Solutions adjusted gross profit for the six months ended June 30, 2023 increased $90 million to $532 million from $442 million in the prior year period primarily due to productivity initiatives, partially offset by employee compensation and increases in costs associated with funding current and future revenue growth.

Professional Services Results

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2023	2022	2023	2022
Professional Services Revenue
Recurring	$35	$32	$68	$62
Project	65	59	130	119
Total Professional Services Revenue	$100	$91	$198	$181
Professional Services Gross Profit	$19	$20	$38	$39
Professional Services Gross Profit Margin	19.0%	22.0%	19.2%	21.5%
Professional Services Adjusted Gross Profit	$20	$21	$40	$40
Professional Services Adjusted Gross Profit Margin	20.0%	23.1%	20.2%	22.1%

Professional Services Segment Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Professional Services Revenue

Professional Services revenue was $100 million for the three months ended June 30, 2023 as compared to $91 million for the prior year period. The increase of $9 million was due to an increase in recurring revenue and project revenue of $3 million and $6 million, respectively.

Professional Services Gross Profit and Adjusted Gross Profit

Professional Services gross profit and adjusted gross profit both decreased $1 million when compared to the prior period for the reasons set forth above.

Professional Services Segment Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Professional Services Revenue

Professional Services revenue was $198 million for the six months ended June 30, 2023 as compared to $181 million for the prior year period. The increase of $17 million was due to an increase in recurring revenue and project revenue of $6 million and $11 million, respectively.

Professional Services Gross Profit and Adjusted Gross Profit

Professional Services gross profit decreased by $1 million when compared to the prior year period for the reasons set forth above. Professional Services adjusted gross profit remained flat at $40 million for both periods.

Gross Profit to Adjusted Gross Profit Reconciliation by Segment

	Three Months Ended June 30, 2023
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$240	$19	$(2)	$257
Add: stock-based compensation	8	1	—	9
Add: depreciation and amortization	20	—	1	21
Adjusted Gross Profit	$268	$20	$(1)	$287
Gross Profit Margin	34.4%	19.0%	-22.2%	31.9%
Adjusted Gross Profit Margin	38.5%	20.0%	-11.1%	35.6%

	Three Months Ended June 30, 2022
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$200	$20	$(1)	$219
Add: stock-based compensation	9	1	—	10
Add: depreciation and amortization	12	—	1	13
Adjusted Gross Profit	$221	$21	$-	$242
Gross Profit Margin	32.6%	22.0%	-10.0%	30.6%
Adjusted Gross Profit Margin	36.0%	23.1%	0.0%	33.8%

	Six Months Ended June 30, 2023
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$478	$38	$(2)	$514
Add: stock-based compensation	16	2	—	18
Add: depreciation and amortization	38	—	2	40
Adjusted Gross Profit	$532	$40	$-	$572
Gross Profit Margin	33.7%	19.2%	-10.5%	31.4%
Adjusted Gross Profit Margin	37.5%	20.2%	0.0%	34.9%

	Six Months Ended June 30, 2022
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$404	$39	$(1)	$442
Add: stock-based compensation	16	1	—	17
Add: depreciation and amortization	22	—	2	24
Adjusted Gross Profit	$442	$40	$1	$483
Gross Profit Margin	32.7%	21.5%	-4.5%	30.7%
Adjusted Gross Profit Margin	35.7%	22.1%	4.5%	33.5%

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.

We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our Tax Receivable Agreement and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at June 30, 2023 remains strong. We will continue to closely monitor and proactively manage our liquidity position in light of changing economic conditions and the volatility of interest rates.

In August 2022, we established a repurchase program allowing for up to $100 million in authorized share repurchases. As of June 30, 2023, approximately $74 million remained available for share repurchases under our share repurchase program.

Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Six Months Ended June 30
(in millions)	2023	2022
Cash provided by operating activities	$162	$118
Cash used in investing activities	(89)	(79)
Cash provided by (used in) financing activities	(275)	(56)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	(197)	(26)
Cash, cash equivalents, and restricted cash at end of period	$1,562	$1,626

Operating Activities

Net cash provided by operating activities was $162 million for the six months ended June 30, 2023 compared to $118 million for the six months ended June 30, 2022. The increase in cash provided by operating activities was primarily due to a decrease in our net working capital requirements.

Investing Activities

Cash used for investing activities increased $10 million to $89 million for the six months ended June 30, 2023 from $79 million for the prior year period, driven by capital expenditures.

Financing Activities

Cash used for financing activities for the six months ended June 30, 2023 was $275 million as compared to cash used for financing activities of $56 million in the prior year. The primary drivers of cash used for financing activities were due to a $218 million net decrease in fiduciary liabilities, $14 million of share repurchases, $13 million of finance lease payments, $7 million of TRA payments, $13 million of debt repayments, $6 million of shares/units withheld in lieu of taxes and $4 million of deferred consideration payments. The decrease in fiduciary cash is primarily due to timing of client funding and subsequent disbursement of payments.

Cash, Cash Equivalents and Fiduciary Assets

At June 30, 2023, our cash and cash equivalents were $271 million, a increase of $21 million from December 31, 2022. Of the total balances of cash and cash equivalents as of June 30, 2023 and December 31, 2022, none of the balances were restricted as to use.

Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash of $1,291 million and $1,509 million at June 30, 2023 and December 31, 2022, respectively.

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

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. For the six months ended June 30, 2023, we paid $7 million related to the TRA and no further payments are expected to be made during the remainder of 2023. As of June 30, 2023, we expect to make payments of approximately $50 million in 2024.

Contractual Obligations and Commitments

There have been no material changes to our obligations and commitments during the six months ended June 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, due to the material weaknesses in our internal control over financial reporting related to our income tax accounting as further described below, our disclosure controls and procedures were not effective as of June 30, 2023.

Notwithstanding, the conclusion by management that our disclosure controls and procedures as of June 30, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on

Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

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

We are committed to maintaining a strong internal control environment. As of June 30, 2023, we have implemented, or are in the process of implementing, a remediation plan for the material weakness in internal control over financial reporting described above, with appropriate oversight from the Audit Committee. The remediation actions are multi-phased and ongoing and include the following:
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

Management has completed its initial assessment working with an independent third party to conduct a review of the tax department and has incorporated the recommendations into its on-going remediation efforts outlined above. However, until all the remediation activities are fully implemented, and the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist. Management believes the remediation measures underway will strengthen the Company’s internal control over financial reporting when fully implemented and remediate the material weakness.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table provides information regarding purchases of our Class A Common Stock that were made by us during the three months ended June 30, 2023.

			Total number of	Approximate dollar
			shares purchased as	value of shares that may
			part of publicly	yet be purchased under
	Total number of	Average price	announced plans	the plans or programs
	shares purchased	paid per share(1)	or programs	(in millions) (2)
April 1, 2023 through April 30, 2023	—	$—	—	$78
May 1, 2023 through May 31, 2023	460,110	8.27	460,110	74
June 1, 2023 through June 30, 2023	18,915	8.50	18,915	74
Balance as of June 30, 2023	479,025	$8.28	479,025	$74

(1)
Average price paid per share for open market purchases includes broker commissions.
(2)
On August 1, 2022, we announced a share repurchase program, under which we may repurchase up to $100 million of issued and outstanding shares of Class A Common Stock, par value $0.0001 per share, from time to time, depending on market conditions and alternate uses of capital, which has no expiration date and may be suspended or discontinued at any time. In the second quarter of 2023, we repurchased 479,025 shares for $4 million, or approximately $8.28 per share, under this share repurchase program. For additional information, see Note 9 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Executive Officer Changes

On July 27, 2023, the Company and Cesar Jelvez, its Chief Professional Services and Global Payroll Officer mutually agreed that Mr. Jelvez will depart from his role at the Company effective immediately. In connection with his departure, the Company expects to enter into a separation agreement pursuant to which Mr. Jelvez will be eligible to receive (i) 12 months’ salary continuation payments at his current annualized salary rate of $475,000, (ii) 12 months of subsidized COBRA health insurance premiums payments, (iii) 12 months of outplacement assistance and (iv) continued vesting of a pro-rata portion of the time-vested restricted stock units and the target number of performance-vested restricted stock units granted to Mr. Jelvez in 2021 (corresponding to 55,438 time-vested restricted stock units and 285,000 performance-vested restricted stock units).

With Mr. Jelvez’s departure, Katie Rooney, the Company’s Chief Financial Officer, will assume Mr. Jelvez’s duties effective immediately while also remaining in her current position. Ms. Rooney’s Company title is now Chief Financial Officer and Chief

Operating Officer. In connection with the assumption of these additional responsibilities, the Compensation Committee of the Board of Directors approved a 10% increase to Ms. Rooney’s annualized base salary rate (bringing her new annualized salary rate to $550,000), and approved incremental performance cash bonus opportunities for Ms. Rooney with targeted amounts of $215,000 for 2023 and $500,000 for 2024, in each case, based on performance metrics to be established linked to revenue and gross margin goals. Ms. Rooney’s full biography and other information required by Item 5.02(c) of Form 8-K are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Annual Report"), filed with the Securities and Exchange Commission (the "SEC") on March 1, 2023, as well as the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders, filed with the SEC on April 5, 2023, and such information is incorporated herein by reference.

Trading Arrangements

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Alight, Inc.

(Registrant)

Date: August 2, 2023	By:	/s/ Katie Rooney
Katie Rooney
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)