Form 10-Q
period 2023-09-30
Alight, Inc. / Delaware
filed 2023-11-01
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 26, 2023, the registrant had 501,183,396 shares of Class A Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,990,453 shares of Class B-2 Common Stock, par value $0.0001 per share, 36,565,810 shares of Class V Common Stock, par value $0.0001 per share, 4,663,187 shares of Class Z-A Common Stock, par value $0.0001 per share, 266,947 shares of Class Z-B-1 Common Stock, par value $0.0001 per share, and 266,947 shares of Class Z-B-2 Common Stock, par value $0.0001 per share, outstanding.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
declines in economic activity in the industries, markets, and regions our clients serve, including as a result of macroeconomic factors beyond our control, increases in inflation rates or interest rates, or changes in monetary and fiscal policies;
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

•
contracting with government clients;
•
the significant influence certain legacy investors and sponsor investors have over us;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alight, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$276	$250
Receivables, net	664	678
Other current assets	290	379
Total Current Assets Before Fiduciary Assets	1,230	1,307
Fiduciary assets	1,319	1,509
Total Current Assets	2,549	2,816
Goodwill	3,682	3,679
Intangible assets, net	3,632	3,872
Fixed assets, net	357	320
Deferred tax assets, net	5	6
Other assets	524	542
Total Assets	$10,749	$11,235

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$428	$508
Current portion of long-term debt, net	25	31
Other current liabilities	312	300
Total Current Liabilities Before Fiduciary Liabilities	765	839
Fiduciary liabilities	1,319	1,509
Total Current Liabilities	2,084	2,348
Deferred tax liabilities	63	60
Long-term debt, net	2,776	2,792
Long-term tax receivable agreement	634	568
Financial instruments	87	97
Other liabilities	213	281
Total Liabilities	$5,857	$6,146
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 1,000.0 shares authorized; 501.1 and 478.3 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class B Common Stock: $0.0001 par value, 20.0 shares authorized; 10.0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class V Common Stock: $0.0001 par value, 175.0 shares authorized; 36.6 and 63.5 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Class Z Common Stock: $0.0001 par value, 12.9 shares authorized; 5.2 and 5.6 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock, at cost (6.4 and 1.5 shares at September 30, 2023 and December 31, 2022, respectively)	(52)	(12)
Additional paid-in-capital	4,823	4,514
Retained deficit	(341)	(158)
Accumulated other comprehensive income	96	95
Total Alight, Inc. Stockholders' Equity	$4,526	$4,439
Noncontrolling interest	366	650
Total Stockholders' Equity	$4,892	$5,089
Total Liabilities and Stockholders' Equity	$10,749	$11,235

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenue	$813	$750	$2,450	$2,190
Cost of services, exclusive of depreciation and amortization	535	523	1,618	1,497
Depreciation and amortization	21	15	61	39
Gross Profit	257	212	771	654

Operating Expenses
Selling, general and administrative	177	178	555	475
Depreciation and intangible amortization	84	84	254	254
Total Operating expenses	261	262	809	729
Operating Income (Loss)	(4)	(50)	(38)	(75)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(36)	10	(11)	(53)
(Gain) Loss from change in fair value of tax receivable agreement	11	(20)	30	(63)
Interest expense	34	31	100	89
Other (income) expense, net	2	(6)	9	(14)
Total Other (income) expense, net	11	15	128	(41)
Income (Loss) Before Taxes	(15)	(65)	(166)	(34)
Income tax expense (benefit)	31	(20)	26	(28)
Net Income (Loss)	(46)	(45)	(192)	(6)
Net income (loss) attributable to noncontrolling interests	2	(8)	(9)	(9)
Net Income (Loss) Attributable to Alight, Inc.	$(48)	$(37)	$(183)	$3

Earnings Per Share
Basic (net loss) earnings per share	$(0.10)	$(0.08)	$(0.38)	$0.01
Diluted (net loss) earnings per share	$(0.10)	$(0.08)	$(0.38)	$—

Net Income (Loss)	$(46)	$(45)	$(192)	$(6)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(2)	45	(8)	122
Foreign currency translation adjustments	(3)	(13)	3	(28)
Total Other comprehensive income (loss), net of tax:	(5)	32	(5)	94
Comprehensive Income (Loss) Before Noncontrolling Interests	(51)	(13)	(197)	88
Comprehensive income (loss) attributable to noncontrolling interests	1	(2)	(15)	6
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(52)	$(11)	$(182)	$82

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Total		Total
	Common	Treasury	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Equity
Balance at June 30, 2023	$—	$(26)	$4,734	$(293)	$100	$4,515	$439	$4,954
Net income	—	—	—	(48)	—	(48)	2	(46)
Other comprehensive income, net	—	—	—	—	(4)	(4)	(1)	(5)
Conversion of noncontrolling interest	—	—	56	—	—	56	(74)	(18)
Share-based compensation expense	—	—	35	—	—	35	—	35
Shares withheld in lieu of taxes	—	—	(2)	—	—	(2)	—	(2)
Share repurchases	—	(26)	—	—	—	(26)	—	(26)
Balance at September 30, 2023	$—	$(52)	$4,823	$(341)	$96	$4,526	$366	$4,892

					Accumulated
			Additional		Other	Total		Total
	Common	Treasury	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2022	$—	$(12)	$4,514	$(158)	$95	$4,439	$650	$5,089
Net income	—	—	—	(183)	—	(183)	(9)	(192)
Other comprehensive income, net	—	—	—	—	1	1	(6)	(5)
Common stock issued under ESPP	—	—	4	—	—	4	—	4
Conversion of noncontrolling interest	—	—	203	—	—	203	(269)	(66)
Share-based compensation expense	—	—	110	—	—	110	—	110
Shares withheld in lieu of taxes	—	—	(8)	—	—	(8)	—	(8)
Share repurchases	—	(40)	—	—	—	(40)	—	(40)
Balance at September 30, 2023	$—	$(52)	$4,823	$(341)	$96	$4,526	$366	$4,892

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Total		Total
	Common	Treasury	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Deficit	Loss	Equity	Interest	Equity
Balance at June 30, 2022	$—	$—	$4,311	$(56)	$61	$4,316	$779	$5,095
Net income (loss)	—	—	—	(37)	—	(37)	(8)	(45)
Other comprehensive income, net	—	—	—	—	26	26	6	32
Conversion of non-controlling interest	—	—	1	—	—	1	(1)	—
Share-based compensation expense	—	—	54	—	—	54	—	54
Share repurchases	—	(12)	—	—	—	(12)	—	(12)
Balance at September 30, 2022	$—	$(12)	$4,366	$(93)	$87	$4,348	$776	$5,124

						Accumulated
				Additional		Other	Total		Total
	Common		Treasury	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
	Stock		Stock	Capital	Deficit	Loss	Equity	Interest	Equity
Balance at December 31, 2021	$—	$		$4,228	$(96)	$8	$4,140	$788	$4,928
Net income (loss)	—		—	—	3	—	3	(9)	(6)
Other comprehensive income, net	—		—	—	—	79	79	15	94
Measurement period adjustment	—		—	—	—	—	—	(1)	(1)
Conversion of non-controlling interest	—		—	10	—	—	10	(17)	(7)
Share-based compensation expense	—		—	129	—	—	129	—	129
Share repurchases	—		(12)	—	—	—	(12)	—	(12)
Shares vested, net of shares withheld in lieu of taxes	—		—	(1)	—	—	(1)	—	(1)
Balance at September 30, 2022	$—		$(12)	$4,366	$(93)	$87	$4,348	$776	$5,124

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions)	2023	2022
Operating activities:
Net income (loss)	$(192)	$(6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	76	56
Intangible asset amortization	239	237
Noncash lease expense	15	19
Financing fee and premium amortization	(2)	(1)
Share-based compensation expense	110	129
(Gain) loss from change in fair value of financial instruments	(11)	(53)
(Gain) loss from change in fair value of tax receivable agreement	30	(63)
Release of unrecognized tax provision	(1)	(29)
Deferred tax expense (benefit)	30	(6)
Other	7	4
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	12	(73)
Accounts payable and accrued liabilities	(79)	(2)
Other assets and liabilities	17	(11)
Cash provided by operating activities	$251	$201
Investing activities:
Capital expenditures	(127)	(115)
Cash used in investing activities	$(127)	$(115)
Financing activities:
Net increase (decrease) in fiduciary liabilities	(190)	74
Borrowings from banks	—	104
Financing fees	—	(3)
Repayments to banks	(19)	(134)
Principal payments on finance lease obligations	(17)	(20)
Payments on tax receivable agreements	(7)	—
Tax payment for shares/units withheld in lieu of taxes	(8)	(1)
Deferred and contingent consideration payments	(9)	(81)
Repurchase of shares	(40)	(12)
Other financing activities	1	—
Cash provided by (used in) financing activities	$(289)	$(73)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(164)	6
Cash, cash equivalents and restricted cash at beginning of period	1,759	1,652
Cash, cash equivalents and restricted cash at end of period	$1,595	$1,658

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Business

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”). As of September 30, 2023, Alight owned 93% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was approximately 7% as of September 30, 2023.

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

Ongoing administration services phase – For all solutions, the ongoing administration phase includes a variety of plan and payroll administration services and system support services. More specifically, these services include data management, calculations, reporting, fulfillment/communications, compliance services, call center support, and in our Health Solutions agreements, annual on-boarding and enrollment support. While there are a variety of activities performed across all solutions, the overall nature of the obligation is to provide integrated administration solutions to the customer. The agreement represents a stand-ready obligation to perform these activities across all solutions on an as-needed basis. The customer obtains value from each period of service, and each time increment (i.e., each month, or each benefit cycle in the case of our Health Solutions arrangements) is distinct and substantially the same. Accordingly, the ongoing administration services for each solution represents a series and each series (i.e., each month, or each benefit cycle including the enrollment period in the case of our Health Solutions arrangements) of distinct services are deemed to be a single performance obligation. In agreements that include multiple performance obligations, the transaction price related to each performance obligation is based on a relative stand-alone selling price basis. We establish stand-alone selling price using a suitable estimation method, which includes a market assessment approach using observable market prices the Company charges separately for similar solutions to similar customers or an expected cost plus margin approach.

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

The majority of the fees for enrollment services not bundled with ongoing administration services may be in the form of commissions received from insurance carriers for policy placement and are variable in nature. These annual enrollment services include both employer-sponsored arrangements that place both retiree Medicare coverage and voluntary benefits and direct-to-consumer Medicare placement. Our performance obligations under these annual enrollment services are typically completed over a short period upon which a respective policy is placed or confirmed with no ongoing fulfillment obligations. For both the employer-sponsored and direct-to-consumer arrangements, we recognize the majority of the placement revenue in the fourth quarter of the calendar year, which is when most of the placement or renewal activity occurs. However, the Company may continue to receive commissions from carriers until the respective policy lapses or is canceled. The Company bases the estimates of total transaction price on supportable evidence from an analysis of past transactions, and only includes amounts that are probable of being received or not refunded.

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

4. Acquisitions

2022 Acquisitions

In December 2022, the Company completed the acquisition of ReedGroup for a preliminary purchase price of approximately $87 million, net of cash acquired. This acquisition was not material to the Company’s results of operations, financial position, or cash flows. The Company accounted for the acquisition as a business combination under Accounting Standards Codification Topic 805, Business Combinations. The goodwill identified by this acquisition is primarily attributed to the synergies that are expected to be realized as well as intangible assets that do not qualify for separate recognition, such as assembled workforce. None of the goodwill is expected to be deductible for income tax purposes. The preliminary purchase price allocation was based upon a preliminary valuation, and the Company's estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the acquisition date). For the nine months ended September 30, 2023, there were immaterial changes to the preliminary purchase price allocation. The business is now wholly owned by the Company and is included within the Employer Solutions segment.

5. Other Financial Data

Condensed Consolidated Balance Sheets Information

Receivables, net

The components of Receivables, net are as follows (in millions):

	September 30,	December 31,
	2023	2022
Billed and unbilled receivables	$676	$687
Allowance for expected credit losses	(12)	(9)
Balance at end of period	$664	$678

Other current assets

The components of Other current assets are as follows (in millions):

	September 30,	December 31,
	2023	2022
Deferred project costs	$47	$43
Prepaid expenses	77	68
Commissions receivable	49	149
Other	117	119
Total	$290	$379

Other assets

The components of Other assets are as follows (in millions):

	September 30,	December 31,
	2023	2022
Deferred project costs	$363	$342
Operating lease right of use asset	76	86
Commissions receivable	24	28
Other	61	86
Total	$524	$542

The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs for the three months ended September 30, 2023 and 2022 were $14 million and $12 million, respectively, and $42 million and $37 million for the nine months ended September 30, 2023 and 2022, respectively, and are recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current assets as of September 30, 2023 and December 31, 2022 were $78 million and $72 million, respectively. The balances in Other assets as of September 30, 2023 and December 31, 2022 were $44 million and $62 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information).

Other current liabilities

The components of Other current liabilities are as follows (in millions):

	September 30,	December 31,
	2023	2022
Deferred revenue	$137	$141
Operating lease liabilities	38	34
Finance lease liabilities	14	25
Other	123	100
Total	$312	$300

Other liabilities

The components of Other liabilities are as follows (in millions):

	September 30,	December 31,
	2023	2022
Deferred revenue	$85	$93
Operating lease liabilities	79	103
Finance lease liabilities	5	18
Unrecognized tax positions	12	13
Other	32	54
Total	$213	$281

The current and non-current portions of deferred revenue relates to consideration received in advance of performance under client contracts. During the nine months ended September 30, 2023 and 2022, revenue of approximately, $139 million and $108 million was recognized that was recorded as deferred revenue at the beginning of each period.

Other current liabilities as of September 30, 2023 and December 31, 2022, included the current portion of tax receivable agreement liability of $50 million and $7 million, respectively (see Note 15 "Tax Receivable Agreement" for additional information).

Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There were no interest rate swaps recorded in Other current liabilities as of September 30, 2023 and December 31, 2022, respectively (see Note 13 “Derivative Financial Instruments” for additional information).

6. Goodwill and Intangible assets, net

The changes in the net carrying amount of goodwill are as follows (in millions):

	Employer	Professional
	Solutions	Services	Total
Balance as of December 31, 2022	$3,606	$73	$3,679
Acquisitions(1)	4	—	4
Foreign currency translation	(1)	—	(1)
Balance at September 30, 2023	$3,609	$73	$3,682

(1)Amount related to preliminary purchase price adjustments from the 2022 acquisition.

Intangible assets by asset class are as follows (in millions):

	September 30, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer-related and contract based intangibles	$3,668	$548	$3,120	$3,670	$364	$3,306
Technology related intangibles	263	96	167	263	63	200
Trade name (finite life)	409	64	345	408	42	366
Total	$4,340	$708	$3,632	$4,341	$469	$3,872

The change in gross carrying amounts for customer-related and contract-based intangibles includes the unfavorable impact of foreign currency translation adjustments.

Amortization expense from finite-lived intangible assets for each of the three months ended September 30, 2023 and 2022, was $79 million and $78 million, respectively. Amortization expense from finite-lived intangible assets for the nine months ended September 30, 2023 and 2022, was $239 million and $237 million, respectively. Amortization expense from finite-lived intangible assets was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of September 30, 2023 (in millions, except for years):

	September 30, 2023		December 31, 2022
	Net	Weighted-Average	Net	Weighted-Average
	Carrying	Remaining	Carrying	Remaining
	Amount	Useful Lives	Amount	Useful Lives
Intangible assets:
Customer-related and contract-based intangibles	$3,120	12.7	$3,306	13.5
Technology-related intangibles	167	3.8	200	4.5
Trade name (finite life)	345	12.6	366	13.3
Total	$3,632		$3,872

Subsequent to September 30, 2023, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related	Technology	Trade
	and Contract Based	Related	Name
	Intangibles	Intangibles	Intangibles	Total
2023 (October - December)	$61	$11	$7	$79
2024	246	44	29	319
2025	246	44	28	318
2026	246	44	27	317
2027	246	22	27	295
Thereafter	2,075	2	227	2,304
Total amortization expense	$3,120	$167	$345	$3,632

7. Income Taxes

The Company’s effective tax rates for the three months ended September 30, 2023 and 2022 were (207%) and 31%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2023 and 2022 were (16%) and 82%, respectively.

The changes in the effective tax rates were primarily driven by the Company’s forecasted ability to partially benefit from current year anticipated tax attributes for which a full federal valuation allowance was provided for in the prior period. The effective tax rates for the three and nine months ended September 30, 2023 was lower than the 21% U.S. statutory corporate income tax rate. This difference is primarily due to lower realization of certain anticipated tax attributes in the U.S., as well as losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded.

8. Debt

Debt outstanding consisted of the following (in millions):

		September 30,	December 31,
	Maturity Date	2023	2022
Term Loan	May 1, 2024	$—	$65
Term Loan, B-1 (1)	August 31, 2028	—	2,448
Fifth Incremental Term Loans(2)	August 31, 2028	2,494	—
Secured Senior Notes	June 1, 2025	307	310
$300 million Revolving Credit Facility, Amended	August 31, 2026	—	—
Total debt, net		2,801	2,823
Less: current portion of long-term debt, net		(25)	(31)
Total long-term debt, net		$2,776	$2,792

(1)
The net balance for the B-1 Term Loan includes unamortized debt issuance costs at December 31, 2022 of approximately $8 million.
(2)
The net balance for the Fifth Incremental Term Loans includes unamortized debt issuance costs at September 30, 2023 of approximately $9 million.

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

Interest rates on the B-1 Term Loan borrowings are based on the Secured Overnight Financing Rate ("SOFR") plus a margin. The Company is required to make principal payments at the end of each fiscal quarter based on defined terms in the agreement with the remaining principal balances due on the maturity dates.

In September 2023, the Company entered into Amendment No. 9 to Credit Agreement with a syndicate of lenders to establish a new class of Fifth Incremental Term Loans with an aggregate principal amount of $2,507 million to reprice the outstanding Initial Term B-1 Loans due August 31, 2028 by reducing the applicable rate from a SOFR + 3.00% to SOFR + 2.75%. The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13 “Derivative Financial Instruments”).

During the three and nine months ended September 30, 2023, the Company made total principal payments of $6 million and $19 million, respectively. During the three and nine months ended September 30, 2022 the Company made total principal payments $8 million and $24 million, respectively.

Secured Senior Notes

In May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes have a maturity date of June 1, 2025 and accrue interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.

Revolving Credit Facility

In May 2017, the Company entered into a 5-year $250 million revolving credit facility with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the revolving credit facility to October 31, 2024. In August 2021, the Company replaced and refinanced the revolving credit facilities with a $294 million revolving credit facility with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. No changes were made to the maturity date. At September 30, 2023, approximately $3 million of unused letters of credit related to various insurance policies and real estate leases were issued under the revolving credit facility and there were no borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During the three and nine months ended September 30, 2023 and 2022, respectively, the Company made immaterial payments related to these fees.

Financing Fees, Premiums and Interest Expense

The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.

Total interest expense related to the debt instruments for the three months ended September 30, 2023 and 2022 was $57 million and $37 million, respectively, which included an immaterial and a $1 million benefit for the three months ended September 30, 2023 and 2022, respectively. Total interest expense related to the debt instruments for the nine months ended September 30, 2023 and 2022 was $163 million and $92 million, respectively, which included a $1 million and a $2 million benefit for the nine months ended September 30, 2023 and 2022, respectively. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss), and is net of interest rate swap derivative gains recognized.

Principal Payments

Aggregate remaining contractual principal payments as of September 30, 2023 are as follows (in millions):

2023	$8
2024	25
2025	325
2026	25
2027	25
Thereafter	2,393
Total payments	$2,801

9. Stockholders' Equity

Preferred Stock

Upon the Closing Date of the Business Combination, 1,000,000 preferred shares, par value $0.0001 per share, were authorized. There were no preferred shares issued and outstanding as of September 30, 2023.

Class A Common Stock

As of September 30, 2023, 501,094,650 shares of Class A Common Stock, including 6,013,049 of shares of unvested Class A Common Stock, were legally issued and outstanding. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.

Class B Common Stock

Upon the Closing Date of the Business Combination, certain equityholders of Alight Holdings received earnouts (the "Seller Earnouts") that resulted in the issuance of a total of 14,999,998 Class B instruments (including 667,065 unvested shares of Class B Common Stock related to employee compensation as of September 30, 2023) to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class B Common Stock, and the equityholders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unitholders”) received Class B common units of Alight Holdings.

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

Class B-1

As of September 30, 2023, 4,990,453 shares of Class B-1 Common Stock were legally issued and outstanding, including 333,533 unvested shares of Class B-1 Common Stock related to employee compensation. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

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

As of September 30, 2023, 2,509,546 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Class B-2

As of September 30, 2023, 4,990,453 shares of Class B-2 Common Stock were legally issued and outstanding, including 333,533 unvested shares of Class B-2 Common Stock related to employee compensation. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

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

As of September 30, 2023, 2,509,546 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3

Upon the Closing Date of the Business Combination, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There are no shares of Class B-3 Common Stock issued and outstanding as of September 30, 2023.

Class V Common Stock

As of September 30, 2023, 36,565,810 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unitholders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.

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

As of September 30, 2023, 5,197,081 shares of Class Z Common Stock (4,663,187 Class Z-A, 266,947 Class Z-B-1, and 266,947 Class Z-B-2) were legally issued and outstanding. Holders of shares of Class Z-A, Class Z-B-1 and Class Z-B-2 Common Stock are not entitled to voting rights. The Class Z shares convert into shares of Class A Common Stock, Class B-1 Common Stock or Class B-2 Common Stock, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

As of September 30, 2023, 2,856,875 Class Z common units (2,563,387 Class Z-A, 146,744 Class Z-B-1, and 146,744 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. The Class Z units convert into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

Class A Units

Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.

The Continuing Unitholders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of September 30, 2023, there were 537,660,460 Class A Units outstanding, of which 501,094,650 are held by the Company and 36,565,810 are held by the noncontrolling interest of the Company.

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

Exchange of Class A Units

During the nine months ended September 30, 2023, 26,915,655 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $269 million, recorded in Additional paid-in capital. Pursuant to the TRA that we entered into in connection with the Business Combination, described in Note 15 "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $86 million, with offsets to Additional paid-in-capital. An additional $20 million increase to Additional paid-in-capital was due to exchanges as a result of deferred tax assets due to our change in ownership.

Secondary Offerings

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

On August 16, 2023, the Company completed a secondary offering of 22,500,000 shares of the Company’s Class A Common Stock by certain selling stockholders at a public offering price of $7.98 per share. The Company did not sell any shares of Class A Common Stock in the offering and did not receive any proceeds from the offering. The Company paid the costs associated with the sale of shares by the selling stockholders, net of the underwriting discounts.

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

During the three and nine months ended September 30, 2023, 3,294,008 and 4,921,468 Class A Common Stock shares, respectively, were repurchased under the Program for a total cost of $26 million and $40 million, respectively. As of September 30, 2023, there was $48 million remaining under the Program authorization for future share repurchases. Repurchased shares are reflected as Treasury Stock on the Consolidated Balance Sheets as a component of equity.

The following table reflects the changes in our outstanding stock:

	Class A(2)	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2022	470,756,961	4,990,453	4,990,453	63,481,465	5,595,577	1,506,385
Conversion of noncontrolling interest	19,345,591	—	—	(19,345,591)	—	—
Shares granted upon vesting	1,035,470	—	—	—	(398,496)	—
Issuance for compensation to non-employees(1)	18,059	—	—	—	—	—
Share repurchases	(1,148,435)	—	—	—	—	1,148,435
Balance at March 31, 2023	490,007,646	4,990,453	4,990,453	44,135,874	5,197,081	2,654,820
Conversion of noncontrolling interest	58,766	—	—	(58,766)	—	—
Shares granted upon vesting	842,570	—	—	—	—	—
Issuance for compensation to non-employees(1)	19,979	—	—	—	—	—
Share repurchases	(479,025)	—	—	—	—	479,025
Balance at June 30, 2023	490,449,936	4,990,453	4,990,453	44,077,108	5,197,081	3,133,845
Conversion of noncontrolling interest	7,511,298	—	—	(7,511,298)	—	—
Shares granted upon vesting	389,767	—	—	—	—	—
Issuance for compensation to non-employees(1)	24,608	—	—	—	—	—
Share repurchases	(3,294,008)	—	—	—	—	3,294,008
Balance at September 30, 2023	495,081,601	4,990,453	4,990,453	36,565,810	5,197,081	6,427,853

(1) Issued to certain members of the Board of Directors in lieu of cash retainer.

(2) Does not include 6,013,049 of unvested Class A common shares as of September 30, 2023.

Dividends

There were no dividends declared during the three and nine months ended September 30, 2023.

Accumulated Other Comprehensive Income

As of September 30, 2023, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.

Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments	Swaps(1)	Total
Balance at June 30, 2023	$(6)	$106	$100
Other comprehensive (loss) income before reclassifications	(4)	20	16
Tax expense (benefit)	1	1	2
Other comprehensive (loss) income before reclassifications, net of tax	(3)	21	18
Amounts reclassified from accumulated other comprehensive income	-	(22)	(22)
Tax expense	-	-	—
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(22)	(22)
Net current period other comprehensive income, net of tax	(3)	(1)	(4)
Balance at September 30, 2023	$(9)	$105	$96

	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments	Swaps(1)	Total
Balance at December 31, 2022	$(11)	$106	$95
Other comprehensive (loss) income before reclassifications	2	54	56
Tax expense (benefit)	-	3	3
Other comprehensive (loss) income before reclassifications, net of tax	2	57	59
Amounts reclassified from accumulated other comprehensive income	-	(58)	(58)
Tax expense	-	-	-
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(58)	(58)
Net current period other comprehensive income, net of tax	2	(1)	1
Balance at September 30, 2023	$(9)	$105	$96

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

Successor Awards

In connection with the Business Combination, the Company adopted the Alight, Inc. 2021 Omnibus Incentive Plan. Under this plan, for grants issued during the nine months ended September 30, 2023, approximately 59% of the units are subject to time-based vesting requirements and approximately 41% are subject to performance-based vesting requirements. The majority of the time-based RSUs vest ratably each March 10 over a three-year period with one-third vesting on each of March 10, 2024, 2025 and 2026. The PRSUs granted in 2023 vest upon achievement of the Company’s performance goal, Total Business Process as a Service ("BPaaS") Revenue and Adjusted EBITDA.

The Company begins to recognize expense associated with the PRSUs when the achievement of the performance condition is deemed probable. During the nine months ended September 30, 2023, expected achievement levels did not change for any of the performance periods based on management's analysis of the corresponding performance conditions.

The fair value of each RSU and PRSU is based upon the grant date market price. The aggregate grant date fair value of RSUs and PRSUs granted during the nine months ended September 30, 2023 was approximately $50 million and $34 million, respectively.

Restricted Share Units and Performance Based Restricted Share Units

The following tables summarizes the unit activity related to the RSUs and PRSUs during the nine months ended September 30, 2023:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	RSUs(1)	Per Unit	PRSUs(1)(2)	Per Unit
Balance as of December 31, 2022	7,766,161	$10.28	30,085,723	$11.38
Granted	5,635,935	8.86	3,849,868	8.84
Vested	(2,241,874)	9.38	(1,031,264)	10.84
Forfeited	(1,677,522)	9.60	(3,281,215)	9.76
Balance as of September 30, 2023	9,482,700	$9.77	29,623,112	$11.25

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

Share-based Compensation

Total share-based compensation costs related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Cost of services, exclusive of depreciation and amortization	$9	$12	$27	$29
Selling, general and administrative	26	42	83	100
Total share-based compensation expense	$35	$54	$110	$129

As of September 30, 2023, total future compensation expense related to unvested RSUs was $57 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.4 years. As of September 30, 2023, total future compensation expense related to PRSUs was $85 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.2 years.

Employee Stock Purchase Plan

In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. For the three and nine months ended September 30, 2023, 706,366 shares had been issued under the ESPP and the amount of share-based compensation expense related to the ESPP was $1 million.

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

In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of September 30, 2023, the Seller Earnouts were excluded from the diluted earnings per share calculations.

Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Basic and diluted (net loss) earnings per share:
Numerator
Net (loss) income attributable to Alight, Inc. - basic	$(48)	$(37)	$(183)	$3
Loss impact of conversion of noncontrolling interest	—	—	—	(1)
Net (loss) income attributable to Alight, Inc. - diluted	$(48)	$(37)	$(183)	$2
Denominator
Weighted-average shares outstanding - basic	493,226,324	457,904,703	486,683,943	457,535,329
Dilutive effect of the exchange of noncontrolling interest units	—	—	—	75,800,317
Dilutive effect of RSUs	—	—	—	770,953
Weighted-average shares outstanding - diluted	493,226,324	457,904,703	486,683,943	534,106,599
Basic (net loss) earnings per share	$(0.10)	$(0.08)	$(0.38)	$0.01
Diluted (net loss) earnings per share	$(0.10)	$(0.08)	$(0.38)	$—

For the three months ended September 30, 2023 and 2022, 36,565,810 and 75,800,317 of Alight Holdings Class A units, respectively, related to noncontrolling interests were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. For the three months ended September 30, 2023 and 2022, 9,161,197 and 10,289,937 of unvested RSUs, respectively, were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

For the nine months ended September 30, 2023, 36,565,810 of Alight Holdings Class A units related to noncontrolling interests were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. For the nine months ended September 30, 2023 and 2022, 9,161,197 and 9,518,984 of unvested RSUs, respectively, were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

In addition, for the three and nine months ended September 30, 2023 and 2022, 14,999,998 shares, respectively, related to the Seller Earnouts were excluded from the calculation of basic and diluted earnings per share.

For the three and nine months ended September 30, 2023 and 2022, 28,547,275 and 33,148,917 unvested PRSUs, respectively, were excluded from the calculation of basic and diluted earnings per share. For the three and nine months ended September 30, 2023 and 2022, the share amounts were calculated based on expected achievement levels and were excluded as the performance conditions were not met as of the end of the respective periods.
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

Information regarding the Company’s current reportable segments is as follows (in millions):

	Revenue
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Employer Solutions
Recurring	$634	$583	$1,942	$1,712
Project	67	62	179	170
Total Employer Solutions	701	645	2,121	1,882
Professional Services
Recurring	36	32	104	94
Project	69	63	199	182
Total Professional Services	105	95	303	276
Total Reportable Segments	806	740	2,424	2,158
Other	7	10	26	32
Total revenue	$813	$750	$2,450	$2,190

There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

	Segment Profit
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Employer Solutions	$231	$189	$709	$593
Professional Services	26	23	64	62
Other	-	-	(2)	(1)
Total Gross Profit	257	212	771	654
Selling, general and administrative	177	178	555	475
Depreciation and intangible amortization	84	84	254	254
Operating Income (Loss)	(4)	(50)	(38)	(75)
(Gain) Loss from change in fair value of financial instruments	(36)	10	(11)	(53)
(Gain) Loss from change in fair value of tax receivable agreement	11	(20)	30	(63)
Interest expense	34	31	100	89
Other (income) expense, net	2	(6)	9	(14)
Income (Loss) Before Taxes	$(15)	$(65)	$(166)	$(34)

13. Derivative Financial Instruments

The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps

The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of September 30, 2023	Fixed Rate	Expiration Date
December 2021	August 2020	$181,205,050	$518,924,498	0.7203%	April 2024
December 2021	August 2020	$388,877,200	$647,175,722	0.6826%	April 2024
December 2021	May 2022	$220,130,318	$270,851,202	0.4570%	April 2024
December 2021	May 2022	$306,004,562	$345,425,078	0.4480%	April 2024
December 2021	April 2024	$871,205,040	n/a	1.6533%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6560%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	n/a	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9100%	December 2026

Concurrent with the refinancing of certain term loans, we amended our interest rate swaps to incorporate Term SOFR. In accordance with ASC Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR; as we are permitted to maintain the designation through the transition. During the nine months ended September 30, 2023, we executed two additional interest rate swaps, which have been designated as cash flow hedges.

Certain swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. The Company currently has two instruments that the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments.

Financial Instrument Presentation

The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	September 30,	December 31,
	2023	2022
Assets
Other current assets	$78	$72
Other assets	44	62
Total	$122	$134

Liabilities
Other current liabilities	$—	$—
Other liabilities	—	—
Total	$—	$—

The Company estimates that approximately $87 million of derivative gains included in Accumulated other comprehensive income as of September 30, 2023 will be reclassified into earnings over the next twelve months.

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

The portion of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date. At September 30, 2023 and December 31, 2022, the Seller Earnouts had a fair value of $73 million and $96 million, respectively. For the three months ended September 30, 2023, the fair value remeasurement of the Seller Earnouts was a gain of $37 million. For the three months ended September 30, 2022, the Company recorded a loss of $10 million related to the fair value remeasurement of the Seller Earnouts. For the nine months ended September 30, 2023 and 2022, the Company recorded a gain of $24 million and a gain of $53 million, respectively, related to the remeasurement of the Seller Earnouts. Gains or losses related to the remeasurement of Seller Earnouts are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

The fair value of the Class B-1 and B-2 Seller Earnouts, and the Class Z-B-1 and Z-B-2 contingent consideration instruments, is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurements"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 50%, risk-free interest rate of 4.62%, expected holding period of 4.76 years and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. An increase in the risk-free interest rate or expected volatility would result in an decrease in the fair value measurement of the Seller Earnouts and vice versa.

In addition, the Class Z instruments are also accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because these instruments do not meet the criteria for classification within equity. The fair value of the Class Z-A contingent consideration is determined using the ending share price as of the last day of each quarter. For the three months ended September 30, 2023, the expense recorded by the Company as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting was $1 million. For the three months ended September 30, 2022, the Company recorded an immaterial change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting. For the nine months ended September 30, 2023 and 2022, the Company recorded expense of $13 million and $1 million, respectively, in (Gain) Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting. See Note 9 “Stockholders’ Equity” for additional information regarding these instruments.

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

The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at September 30, 2023 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26.4%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 9.5%.

Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the nine months ended September 30, 2023, an additional TRA liability of $86 million was established as a result of these exchanges. This amount along with the total impact of exchanges of $43 million for the year ended December 31, 2022, are excluded from the portion of the TRA liability that is measured at fair value on a recurring basis.

The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable
Agreement Liability
Beginning balance as of December 31, 2022	$575
Fair value remeasurement	30
Payments	(7)
Conversion of noncontrolling interest	86
Ending Balance as of September 30, 2023	684
Less: current portion included in other current liabilities	(50)
Total long-term tax receivable agreement liability	$634

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$122	$—	$122
Total assets recorded at fair value	$—	$122	$—	$122

Liabilities
Contingent consideration liability	$—	$—	$8	$8
Seller Earnouts liability	—	—	73	73
Tax receivable agreement liability (1)	—	—	555	555
Total liabilities recorded at fair value	$—	$—	$636	$636

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$134	$—	$134
Total assets recorded at fair value	$—	$134	$—	$134

Liabilities
Contingent consideration liability	—	—	13	13
Seller Earnouts liability	—	—	96	96
Tax receivable agreement liability (1)	—	—	532	532
Total liabilities recorded at fair value	$—	$—	$641	$641

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

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Beginning balance	$13	$25	$13	$33
Acquisitions	—	—	—	—
Measurement period adjustments	—	—	—	(2)
Accretion of contingent consideration	—	—	—	1
Remeasurement of acquisition-related contingent consideration	—	(2)	—	(9)
Payments	(5)	—	(5)	—
Ending Balance	$8	$23	$8	$23

Non-Recurring Fair Value Measurements

The Company’s financial liabilities not measured at fair value on a recurring basis are as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$25	$25	$31	$31
Long-term debt, net	2,776	2,783	2,792	2,780
Total	$2,801	$2,808	$2,823	$2,811

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

During the nine months ended September 30, 2023 and 2022, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.

17. Restructuring

Transformation Program

On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Transformation Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Transformation Program includes process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. The Company currently expects to record in the aggregate approximately $140 million in pre-tax restructuring charges over the two-year period. The restructuring charges are expected to include severance charges with an estimated range from $40 million to $50 million over the two-year period and other restructuring charges related to items such as data center exit costs, third party fees, and costs associated with transitioning existing technology and processes with an estimated range of $90 million to $100 million over the two-year period. The Company estimates an annual savings of over $100 million after the Transformation Program is completed. The Transformation Program commenced in the first quarter of 2023 and is expected to be substantially completed over an estimated two-year period.

From the inception of the plan through September 30, 2023, the Company has incurred total expenses of $73 million. These charges are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type that have been incurred.

	Three Months Ended	Nine Months Ended		Estimated	Estimated
	September 30,	September 30,	Inception to	Remaining	Total
	2023	2023	Date	Costs	Cost

Employer Solutions
Severance and Related Benefits	$3	$8	$8	$12	$20
Other Restructuring Costs(1)	10	47	47	45	92
Total Employer Solutions	$13	$55	$55	$57	$112
Professional Services
Severance and Related Benefits	$—	$1	$1	$3	$4
Total Professional Services	$—	$1	$1	$3	$4
Corporate
Severance and Related Benefits	$3	$15	$15	$6	$21
Other Restructuring Costs(1)	1	2	2	1	3
Total Corporate	$4	$17	$17	$7	$24
Total Restructuring Costs	$17	$73	$73	$67	$140
(1)
Other restructuring costs associated with the Transformation Program primarily include data center exit costs, third party fees associated with the restructuring, and costs associated with transitioning existing technology and processes.

As of September 30, 2023, approximately $16 million of the Company's total restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and	Other Restructuring
	Related Benefits	Costs	Total

Accrued restructuring liability as of December 31, 2022	$—	$—	$—
Restructuring charges	24	49	73
Cash payments	(13)	(45)	(58)
Accrued restructuring liability as of September 30, 2023	$11	$4	$15

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

The following table summarizes the changes in the accrual balance:

	Severance and	Other Restructuring
	Related Benefits	Costs	Total

Accrued restructuring liability as of December 31, 2022	$4	$4	$8
Cash payments	(3)	(4)	(7)
Accrued restructuring liability as of September 30, 2023	$1	$—	$1

18. Employee Benefits

Defined Contribution Savings Plans

Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the three months ended September 30, 2023 and 2022, expenses were $7 million and $14 million, respectively. For the nine months ended September 30, 2023 and 2022, expenses were $41 million and $45 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

19. Commitments and Contingencies

Legal

The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at September 30, 2023 and December 31, 2022 were not significant.

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

Purchase Obligations

The Company’s expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $6 million, $27 million, $9 million, $4 million, $3 million, and none for the remainder of 2023 and the years ended 2024, 2025, 2026, 2027, and thereafter, respectively.

Service Obligations

On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company.

The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $37 million, $154 million, $162 million, $170 million, $178 million, and $154 million for the remainder of 2023 and the years ended 2024, 2025, 2026, 2027, and thereafter, respectively.

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

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”). As of September 30, 2023, Alight owned 93% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was approximately 7% as of September 30, 2023.

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

EXECUTIVE SUMMARY OF FINANCIAL RESULTS

The following table sets forth our historical results of operations for the periods indicated below:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Revenue	$813	$750	$2,450	$2,190
Cost of services, exclusive of depreciation and amortization	535	523	1,618	1,497
Depreciation and amortization	21	15	61	39
Gross Profit	257	212	771	654

Operating Expenses
Selling, general and administrative	177	178	555	475
Depreciation and intangible amortization	84	84	254	254
Total Operating expenses	261	262	809	729
Operating Income (Loss)	(4)	(50)	(38)	(75)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(36)	10	(11)	(53)
(Gain) Loss from change in fair value of tax receivable agreement	11	(20)	30	(63)
Interest expense	34	31	100	89
Other (income) expense, net	2	(6)	9	(14)
Total Other (income) expense, net	11	15	128	(41)
Income (Loss) Before Taxes	(15)	(65)	(166)	(34)
Income tax expense (benefit)	31	(20)	26	(28)
Net Income (Loss)	(46)	(45)	(192)	(6)
Net income (loss) attributable to noncontrolling interests	2	(8)	(9)	(9)
Net Income (Loss) Attributable to Alight, Inc.	$(48)	$(37)	$(183)	$3

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

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenue

Revenues were $813 million for the three months ended September 30, 2023 as compared to $750 million for the prior year period. The increase of $63 million reflects growth of 8.7% in our Employer Solutions segment and 10.5% in our Professional Services segment. We also measure revenue growth as it relates to our cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the three months ended September 30, 2023, we recorded BPaaS revenue of $184 million, which represented growth of 21.9% compared to the prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value ("TCV") for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and is used as a metric of commercial activity by management and investors. For the three months ended September 30, 2023, BPaaS bookings of $262 million represents an increase of 26.0% compared to the prior year period. Since the start of 2021, we have delivered BPaaS TCV bookings of nearly $2.0 billion, ahead of our three-year goal of $1.5 billion by the end of 2023.

Recurring revenues increased by $52 million, or 8.3%, from $625 million to $677 million and are related to growth in both the Employer Solutions and Professional Services segments. Growth in Employer Solutions is a result of higher revenues related to increased volumes, Net Commercial Activity and our 2022 acquisition. Growth in Professional Services is primarily a result of higher project revenues.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, increased $12 million, or 2.3%, for the three months ended September 30, 2023 as compared to the prior year period. The increase was primarily driven by growth in revenues, including investments in key resources and our 2022 acquisition, partially offset by productivity initiatives.

Selling, General and Administrative

Selling, general and administrative expenses decreased $1 million, or 0.6%, for the three months ended September 30, 2023 as compared to the prior year period. The decrease was primarily driven by compensation expenses related to share-based awards, partially offset by the inclusion of expenses from our 2022 acquisition and costs incurred from our previously announced restructuring program.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses remained consistent when comparing the three months ended September 30, 2023 to the prior year period.

Change in Fair Value of Financial Instruments

There was a $36 million gain related to the change in the fair value of financial instruments for the three months ended September 30, 2023 compared to a loss of $10 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are due to changes in the underlying assumptions, including changes in the risk free interest rate, volatility, and the closing stock price for the period. See Note 14 "Financial Instruments" for additional information.

Change in Fair Value of Tax Receivable Agreement

The change in the fair value of the TRA resulted in a loss of $11 million for the three months ended September 30, 2023, a decrease of $31 million compared to a gain of $20 million for the prior year period. This revaluation loss is due to changes in the discount rate, passage of time, and changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period.

Interest Expense

Interest expense increased $3 million for the three months ended September 30, 2023 as compared to the prior year period. The increase was primarily due to higher interest expense on our Term Loan due to movement in market interest rates. See Note 8 “Debt” for additional information.

Income (Loss) Before Income Taxes

Loss before income taxes was $15 million for the three months ended September 30, 2023 as compared to loss before taxes of $65 million for the three months ended September 30, 2022. The decrease in loss before income taxes was primarily due to non-operating fair value remeasurements associated with financial instruments and the TRA, as well as an increase in revenue and benefits from productivity initiatives, offset by increases in costs associated with investment in key resources and the 2022 acquisition.

Income Tax Expense (Benefit)

Income tax expense was $31 million for the three months ended September 30, 2023, as compared to an income tax benefit of $20 million for the prior year period. The effective tax rate of (207%) for the three months ended September 30, 2023 is lower than the 21% U.S. statutory corporate income tax rate primarily due to lower realization of certain anticipated tax attributes in the U.S., as well as losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded. The effective tax rate of 31% for the three months ended September 30, 2022 is higher than the 21% U.S. statutory corporate income tax rate primarily due to the recognition of a benefit for an uncertain tax position for which the statute of limitations has lapsed, and partially offset by losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded. See Note 7 “Income Taxes” for additional information.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenue

Revenues were $2,450 million for the nine months ended September 30, 2023 as compared to $2,190 million for the prior year period. The increase of $260 million reflects growth of 12.7% in our Employer Solutions segment and 9.8% in our Professional Services segment. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the nine months ended September 30, 2023, we recorded BPaaS revenue of $534 million, which represented growth of 35.9% compared to the prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and is used as a metric of commercial activity by management and investors. For the nine months ended September 30, 2023, BPaaS bookings of $486 million represented a decline of 13.8% compared to the prior year period, however, since the start of 2021, we have delivered BPaaS TCV bookings of nearly $2.0 billion, ahead of our goal of $1.5 billion by the end of 2023.

Recurring revenues increased by $234 million, or 12.7%, from $1,838 million to $2,072 million and are related to growth in both the Employer Solutions and Professional Services segments. Growth in Employer Solutions is a result of higher revenues related to increased volumes, Net Commercial Activity and our 2022 acquisition. Growth in Professional Services is primarily a result of higher project revenues.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, increased $121 million, or 8.1%, for the nine months ended September 30, 2023 as compared to the prior year period. The increase was primarily driven by growth in revenues, including investments in key resources and our 2022 acquisition, partially offset by productivity initiatives.

Selling, General and Administrative

Selling, general and administrative expenses increased $80 million, or 16.8%, for the nine months ended September 30, 2023 as compared to the prior year period. The increase was primarily driven by costs incurred from our previously announced restructuring program as well as the inclusion of expenses from our 2022 acquisition, partially offset by lower compensation expenses related to share-based awards.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses was consistent compared to the nine months ended September 30, 2023 to the prior year period.

Change in Fair Value of Financial Instruments

The change in the fair value of financial instruments resulted in a gain of $11 million for the nine months ended September 30, 2023, a decrease of $42 million compared to a gain of $53 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. The change in the fair value was due to changes in the underlying assumptions, including the decrease at September 30, 2023 in the risk free interest rate, volatility, and the closing stock price for the period ended. See Note 14 "Financial Instruments" for additional information.

Change in Fair Value of Tax Receivable Agreement

The change in the fair value of the Tax Receivable Agreement resulted in a loss of $30 million for the nine months ended September 30, 2023, a decrease of $93 million compared to a gain of $63 million for the prior year period. This revaluation loss is due to changes in the discount rate, passage of time, and changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period.

Interest Expense

Interest expense increased $11 million for the nine months ended September 30, 2023 as compared to the prior year period. The increase was primarily due to higher interest expense on our Term Loan due to movement in market interest rates. See Note 8 “Debt” for additional information.

Income (Loss) Before Income Taxes

Loss before income taxes was $166 million for the nine months ended September 30, 2023. Loss before tax benefit was $34 million for the nine months ended September 30, 2022. The increase in loss before income taxes was primarily due to non-operating fair value remeasurements associated with financial instruments and the TRA, and restructuring costs.

Income Tax Expense (Benefit)

Income tax expense was $26 million for the nine months ended September 30, 2023, as compared to tax benefit of $28 million for the prior year period. The effective tax rate of (16%) for the nine months ended September 30, 2023 is lower than the 21% U.S. statutory corporate income tax rate primarily due to lower realization of certain anticipated tax attributes in the U.S., as well as losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded. The effective tax rate of 82% for the nine months ended September 30, 2022 is higher than the 21% U.S. statutory corporate income tax rate primarily due to the recognition of a benefit for an uncertain tax position for which the statute of limitations has lapsed, and partially offset by losses in certain non-U.S. jurisdictions for which a tax benefit has not been recorded. See Note 7 “Income Taxes” for additional information.

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

A reconciliation of Adjusted Net Income to Net Loss Attributable to Alight, Inc. and the computation of Adjusted Diluted Earnings Per Share is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net (Loss) Income Attributable to Alight, Inc.	$(48)	$(37)	$(183)	$3
Conversion of noncontrolling interest	2	(8)	(9)	(9)
Intangible amortization	79	78	239	237
Share-based compensation	35	54	110	129
Transaction and integration expenses	6	2	16	11
Restructuring	17	23	73	43
(Gain) Loss from change in fair value of financial instruments	(36)	10	(11)	(53)
(Gain) Loss from change in fair value of tax receivable agreement	11	(20)	30	(63)
Other	1	(1)	2	2
Tax effect of adjustments (1)	7	(37)	(44)	(104)
Adjusted Net Income	$74	$64	$223	$196

Denominator:
Weighted average shares outstanding - basic	493,226,324	457,904,703	486,683,943	457,535,329
Dilutive effect of the exchange of noncontrolling interest units	—	—	—	75,800,317
Dilutive effect of RSUs	—	—	—	770,953
Weighted average shares outstanding - diluted	493,226,324	457,904,703	486,683,943	534,106,599
Exchange of noncontrolling interest units(2)	40,858,016	75,800,317	47,618,819	—
Impact of unvested RSUs(3)	9,161,197	10,289,937	9,161,197	9,518,984
Adjusted shares of Class A Common Stock outstanding - diluted(4)	543,245,537	543,994,957	543,463,959	543,625,583

Basic (Net Loss) Earnings Per Share	$(0.10)	$(0.08)	$(0.38)	$0.01
Diluted (Net Loss) Earnings Per Share	$(0.10)	$(0.08)	$(0.38)	$—
Adjusted Diluted Earnings Per Share(4) (5)	$0.14	$0.12	$0.41	$0.36

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
(5)
Excludes 28,547,275 and 33,148,917 performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance conditions as of September 30, 2023 and September 30, 2022, respectively.

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

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2023	2022	2023	2022
Net Loss	$(46)	$(45)	$(192)	$(6)
Interest expense	34	31	100	89
Income tax expense (benefit)	31	(20)	26	(28)
Depreciation	26	21	76	56
Intangible amortization	79	78	239	237
EBITDA	124	65	249	348
Share-based compensation	35	54	110	129
Transaction and integration expenses (1)	6	2	16	11
Restructuring	17	23	73	43
(Gain) Loss from change in fair value of financial instruments	(36)	10	(11)	(53)
(Gain) Loss from change in fair value of tax receivable agreement	11	(20)	30	(63)
Other(2)	1	(1)	2	2
Adjusted EBITDA	$158	$133	$469	417
Revenue	$813	$750	$2,450	$2,190
Adjusted EBITDA Margin(3)	19.4%	17.7%	19.1%	19.0%

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

Employer Solutions Results

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Employer Solutions Revenue
Recurring	$634	$583	$1,942	$1,712
Project	67	62	179	170
Total Employer Solutions Revenue	$701	$645	$2,121	$1,882
Employer Solutions Gross Profit	$231	$189	$709	$593
Employer Solutions Gross Profit Margin	33.0%	29.3%	33.4%	31.5%
Employer Solutions Adjusted Gross Profit	$260	$214	$792	$656
Employer Solutions Adjusted Gross Profit Margin	37.1%	33.2%	37.3%	34.9%

Employer Solutions Segment Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Employer Solutions Revenue

Employer Solutions revenue was $701 million for the three months ended September 30, 2023 as compared to $645 million for the prior year period. The overall increase of $56 million was primarily driven by recurring revenues from increases in Net Commercial Activity, project revenue and volumes as well as the impact from our 2022 acquisition.

Employer Solutions Gross Profit and Adjusted Gross Profit

Employer Solutions gross profit was $231 million for the three months ended September 30, 2023 compared to $189 million for the prior year period. The increase of $42 million was driven by revenue growth and lower expenses related to productivity initiatives, partially offset by employee compensation costs and increases in costs associated with funding growth of current and future revenues. Employer Solutions adjusted gross profit for the three months ended September 30, 2023 increased $46 million to $260 million from $214 million in the prior year period primarily due to revenue growth and lower expenses related to productivity initiatives, partially offset by employee compensation costs and increases in costs associated with funding growth of current and future revenues.

Employer Solutions Segment Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Employer Solutions Revenue

Employer Solutions revenue was $2,121 million for the nine months ended September 30, 2023 as compared to $1,882 million for the prior year period. The overall increase of $239 million was driven by recurring revenues from increases in Net Commercial Activity, project revenue and volumes as well as the impact from our 2022 acquisition.

Employer Solutions Gross Profit and Adjusted Gross Profit

Employer Solutions gross profit was $709 million for the nine months ended September 30, 2023 compared to $593 million for the prior year period. The increase of $116 million was driven by revenue growth and lower expenses related to productivity initiatives, partially offset by employee compensation costs and increases in costs associated with funding growth of current and future revenues. Employer Solutions adjusted gross profit for the nine months ended September 30, 2023 increased $136 million to $792 million from $656 million in the prior year period primarily due to revenue growth and lower expenses related to productivity initiatives, partially offset by employee compensation costs and increases in costs associated with funding growth of current and future revenues.

Professional Services Results

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
Professional Services Revenue
Recurring	$36	$32	$104	$94
Project	69	63	199	182
Total Professional Services Revenue	$105	$95	$303	$276
Professional Services Gross Profit	$26	$23	$64	$62
Professional Services Gross Profit Margin	24.8%	24.2%	21.1%	22.5%
Professional Services Adjusted Gross Profit	$27	$25	$67	$65
Professional Services Adjusted Gross Profit Margin	25.7%	26.3%	22.1%	23.6%

Professional Services Segment Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Professional Services Revenue

Professional Services revenue was $105 million for the three months ended September 30, 2023 as compared to $95 million for the prior year period. The increase of $10 million was due to an increase of project revenue of $6 million, coupled with an increase of recurring revenue of $4 million.

Professional Services Gross Profit and Adjusted Gross Profit

Professional Services gross profit and adjusted gross profit both increased by $3 million and $2 million, respectively, when compared to the prior period.

Professional Services Segment Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Professional Services Revenue

Professional Services revenue was $303 million for the nine months ended September 30, 2023 as compared to $276 million for the prior year period. The increase of $27 million was due to an increase in project revenue of $17 million and $10 million, respectively.

Professional Services Gross Profit and Adjusted Gross Profit

Professional Services gross profit and adjusted gross profit increased by $2 million and $2 million, respectively, when compared to the prior year period.

Gross Profit to Adjusted Gross Profit Reconciliation by Segment

	Three Months Ended September 30, 2023
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$231	$26	$-	$257
Add: stock-based compensation	9	-	-	9
Add: depreciation and amortization	20	1	-	21
Adjusted Gross Profit	$260	$27	$-	$287
Gross Profit Margin	33.0%	24.8%	-	31.6%
Adjusted Gross Profit Margin	37.1%	25.7%	-	35.3%

	Three Months Ended September 30, 2022
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$189	$23	$-	$212
Add: stock-based compensation	11	1	-	12
Add: depreciation and amortization	14	1	-	15
Adjusted Gross Profit	$214	$25	$-	$239
Gross Profit Margin	29.3%	24.2%	-	28.3%
Adjusted Gross Profit Margin	33.2%	26.3%	-	31.9%

	Nine Months Ended September 30, 2023
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$709	$64	$(2)	$771
Add: stock-based compensation	25	2	-	27
Add: depreciation and amortization	58	1	2	61
Adjusted Gross Profit	$792	$67	$-	$859
Gross Profit Margin	33.4%	21.1%	-7.7%	31.5%
Adjusted Gross Profit Margin	37.3%	22.1%	-	35.1%

	Nine Months Ended September 30, 2022
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$593	$62	$(1)	$654
Add: stock-based compensation	27	2	-	29
Add: depreciation and amortization	36	1	2	39
Adjusted Gross Profit	$656	$65	$1	$722
Gross Profit Margin	31.5%	22.5%	-3.1%	29.9%
Adjusted Gross Profit Margin	34.9%	23.6%	3.1%	33.0%

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.

We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our Tax Receivable Agreement and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at September 30, 2023 remains strong. We will continue to closely monitor and proactively manage our liquidity position in light of changing economic conditions and the volatility of interest rates.

In August 2022, we established a repurchase program allowing for up to $100 million in authorized share repurchases. As of September 30, 2023, approximately $48 million remained available for share repurchases under our share repurchase program.

Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Nine Months Ended September 30
(in millions)	2023	2022
Cash provided by operating activities	$251	$201
Cash used in investing activities	(127)	(115)
Cash provided by (used in) financing activities	(289)	(73)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(164)	6
Cash, cash equivalents, and restricted cash at end of period	$1,595	$1,658

Operating Activities

Net cash provided by operating activities was $251 million for the nine months ended September 30, 2023 compared to $201 million for the nine months ended September 30, 2022. The increase in cash provided by operating activities was primarily due to a decrease in our net working capital requirements.

Investing Activities

Cash used for investing activities increased $12 million to $127 million for the nine months ended September 30, 2023 from $115 million for the prior year period, driven by capital expenditures.

Financing Activities

Cash used for financing activities for the nine months ended September 30, 2023 was $289 million as compared to cash used for financing activities of $73 million in the prior year. The primary drivers of cash used for financing activities were due to a $190 million net decrease in fiduciary liabilities, $40 million of share repurchases, $19 million of debt repayments, $17 million of finance lease payments, $9 million of deferred and contingent consideration payments, $7 million of TRA payments, and $8 million of shares/units withheld in lieu of taxes. The decrease in fiduciary cash is primarily due to timing of client funding and subsequent disbursement of payments.

Cash, Cash Equivalents and Fiduciary Assets

At September 30, 2023, our cash and cash equivalents were $276 million, an increase of $26 million from December 31, 2022. Of the total balances of cash and cash equivalents as of September 30, 2023 and December 31, 2022, none of the balances were restricted as to use.

Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash of $1,319 million and $1,509 million at September 30, 2023 and December 31, 2022, respectively.

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

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. For the nine months ended September 30, 2023, we paid $7 million related to the TRA and no further payments are expected to be made during the remainder of 2023. As of September 30, 2023, we expect to make payments of approximately $50 million in 2024.

Contractual Obligations and Commitments

There have been no material changes to our obligations and commitments during the nine months ended September 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, due to the material weaknesses in our internal control over financial reporting related to our income tax accounting as further described below, our disclosure controls and procedures were not effective as of September 30, 2023.

Notwithstanding, the conclusion by management that our disclosure controls and procedures as of September 30, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

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

We are committed to maintaining a strong internal control environment. As of September 30, 2023, we have implemented remediation activities for the material weakness in internal control over financial reporting described above, with appropriate oversight from the Audit Committee. The remediation actions were multi-phased and included the following:
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

Management believes it has substantially completed the implementation of its remediation efforts outlined above. However, until the operational effectiveness of related internal controls is validated through testing, the material weakness described above will continue to exist. Management believes the remediation measures implemented will strengthen the Company’s internal control over financial reporting and remediate the material weakness.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table provides information regarding purchases of our Class A Common Stock that were made by us during the three months ended September 30, 2023.

			Total number of	Approximate dollar
			shares purchased as	value of shares that may
			part of publicly	yet be purchased under
	Total number of	Average price	announced plans	the plans or programs
	shares purchased	paid per share(1)	or programs	(in millions) (2)
July 1, 2023 through July 31, 2023	—	$—	—	$74
August 1, 2023 through August 31, 2023	2,301,625	8.24	2,301,625	55
September 1, 2023 through September 30, 2023	992,383	7.54	992,383	48
Balance as of September 30, 2023	3,294,008	$8.02	3,294,008	$48

(1)
Average price paid per share for open market purchases includes broker commissions.
(2)
On August 1, 2022, we announced a share repurchase program, under which we may repurchase up to $100 million of issued and outstanding shares of Class A Common Stock, par value $0.0001 per share, from time to time, depending on market conditions and alternate uses of capital, which has no expiration date and may be suspended or discontinued at any time. In the third quarter of 2023, we repurchased 3,294,008 shares for $26 million, or approximately $8.02 per share, under this share repurchase program. For additional information, see Note 9 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

Our officers (as defined in Rule 16a-1 under the Exchange Act) and directors may from time to time enter into plans or arrangements for the purchase or sale of our Class A Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

During the three months ended September 30, 2023, the officers and directors of the Company set forth in the table below entered into trading plans during an open insider trading window.

Name	Title	Adoption Date	Expiration Date(1)	Aggregate # of securities to be sold(2)
Stephan Scholl	Chief Executive Officer and Director	9/14/2023	6/21/2024	Up to 1,500,000
Katie J. Rooney	Chief Financial Officer & Chief Operating Officer	9/15/2023	8/6/2024	Up to 1,178,904(3)
Dinesh Tulsiani	Chief Strategy Officer	9/15/2023	9/6/2024	Up to 14,988

(1)
Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each arrangement also provided or provides for automatic termination in the event of liquidation, dissolution, bankruptcy, insolvency, or death, of the adopting person.
(2)
The volume and timing of sales is determined, in part, based on pricing triggers outlined in the trading arrangement.
(3)
The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Rooney’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.

Each of the 10b5-1 plans in the above table included a representation from the director or officer to the broker administering the plan that such individual was not in possession of any material nonpublic information regarding the Company or the securities subject to the plan. A similar representation was made to the Company in connection with the adoption of the plan under the Company’s insider trading policy. Those representations were made as of the date of adoption of the 10b5-1 plan and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the director or officer was unaware, or with respect to any material nonpublic information acquired by the director or officer or the Company after the date of the representation.

During the three months ended September 30, 2023, other than noted above, none of our officers or directors adopted, terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly Atlantia S.p.A.), which may be, or may have been at the time considered to be, an affiliate of Blackstone Inc. (“Blackstone”) and, therefore, our affiliate during the three months ended September 30, 2023.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
3.2	Amended and Restated Bylaws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.1*	Release Agreement, dated as of August 18, 2023, by and between Alight Solutions LLC and Cesar Jelvez.
10.2*	Amendment No. 9 to the Credit Agreement, dated as of September 20, 2023 (correcting Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Section 13(r) Disclosure.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Alight, Inc.

(Registrant)

Date: November 1, 2023	By:	/s/ Katie Rooney
Katie Rooney
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)