Form 10-K
period 2023-12-31
Alight, Inc. / Delaware
filed 2024-02-29
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2023, was $3,152,296,204.

As of February 23, 2024, the registrant had 547,740,219 shares of Class A Common Stock, par value $0.0001 per share, 4,951,235 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,951,235 shares of Class B-2 Common Stock, par value $0.0001 per share, 1,919,516 shares of Class V Common Stock, par value $0.0001 per share, 2,988,649 shares of Class Z-A Common Stock, par value $0.0001 per share, 215,782 shares of Class Z-B-1 Common Stock, par value $0.0001 per share, and 215,782 shares of Class Z-B-2 Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

i

Explanatory Note

This Annual Report on Form 10-K (the "Annual Report") includes information pertaining to periods prior to the closing of the Business Combination (as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"). Refer to Note 1 “Basis of Presentation and Nature of Business” to our consolidated financial statements included in this Annual Report for the year ended December 31, 2023 for further information regarding the basis of presentation.

Disclaimer Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements that relate to expectations regarding future financial performance, and business strategies or expectations for our business, or our strategic portfolio review. Forward-looking statements can often be identified by the use of words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” or similar expressions or the negative thereof. These forward-looking statements are based on information available as of the date of this report and the Company’s management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

A number of risks and uncertainties that could cause actual results to differ materially from the results reflected in these forward-looking statements are identified under “Risk Factors” in Part I, Item 1A. of this Annual Report. These statements are based on assumptions that may not come true and are subject to significant risks and uncertainties.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our business, financial condition, results of operations, and prospects. A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ is set forth below:

•
declines in economic activity in the industries, markets, and regions our clients serve, including as a result of macroeconomic factors beyond our control, heightened interest rates or changes in monetary and fiscal policies;
•
risks associated with competition;
•
cyber-attacks and security vulnerabilities and other significant disruptions in the Company’s information technology systems and networks that could expose the Company to legal liability, impair its reputation or have a negative effect on the Company’s results of operations;
•
our handling of confidential, personal or proprietary data;
•
actions or proposals from activist stockholders;
•
changes in applicable laws or regulations;
•
an inability to successfully execute on operational and technological enhancements designed to drive value for our clients or drive internal efficiencies;
•
issues relating to the use of new and evolving technologies, such as Artificial Intelligence (“AI”) and Machine Learning (“ML”);
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
•
the Company’s international operations, including varying taxation requirements;
•
the profitability of our engagements due to unexpected circumstances;
•
our ability to achieve sustainable cost savings for our clients;
•
the success of our restructuring program;
•
changes in accounting principles or treatment;

•
the impact of goodwill or other impairment charges on our earnings;
•
contracting with government clients;
•
the significant influence of our sponsors;
•
the incurrence of increased costs and becoming subject to additional regulations and requirements as a result of being a public company;
•
our obligations under our Tax Receivable Agreement (as defined below);
•
changes to our credit ratings or interest rates which could affect our financial resources, ability to raise additional capital, generate sufficient cash flows, or generally maintain operations; and
•
other risks and uncertainties indicated in this report and our other public filings, including those set forth under the section entitled “Risk Factors” in this Annual Report.

These risk factors do not identify all risks that we face, and our business, financial condition and results of operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present material risks.

Website and Social Media Disclosure

We use our website (www.alight.com) and our corporate Facebook (http://www.facebook.com/AlightGlobal), Instagram (@alight_solutions), LinkedIn (www.linkedin.com/company/alightsolutions), X (formerly known as Twitter) (@alightsolutions), and YouTube (www.youtube.com/c/AlightSolutions) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, filings made with the Securities and Exchange Commission (the "SEC") and public conference calls and webcasts. The information on our website is not part of this Annual Report.

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

Alight delivers human capital management solutions to many of the world’s largest and most complex companies. This includes the implementation and administration of both employee wellbeing (e.g. health, wealth and leaves benefits) and global payroll solutions. In addition, the Company implements and runs human capital management software platforms on behalf of third-party providers. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, our intuitive, cloud-based employee engagement platform. Through Alight Worklife, the Company believes it is defining the future of employee wellbeing by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.

We aim to be the pre-eminent employee experience partner by providing personalized experiences that help employees make the best decisions for themselves and their families about their health, wealth and wellbeing. At the same time, we help employers tackle their biggest people and business challenges by helping them understand prevalence, trends and risks to generate better outcomes for the future, such as improved employee productivity and retention, while also realizing a return on their people investment. Our data, analytics and AI allow us to deliver actionable insights that drive measurable outcomes, such as healthcare claims savings, for companies and their people. We provide solutions to manage health and retirement benefits, tools for payroll and HR management, as well as solutions to manage the workforce from the cloud.

Principal Services and Segments

We currently operate under two reportable segments, Employer Solutions and Professional Services, which accounted for approximately 87% and 13% of revenue, respectively, for the year ended December 31, 2023.

Employer Solutions are driven by our Alight Worklife platform, and include total employee wellbeing, integrated benefits administration, healthcare navigation, financial wellbeing, leave of absence management, retiree healthcare and payroll. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. Our clients' employees benefit from an integrated platform and user experience, coupled with a full-service customer care center, helping them manage the full life cycle of their health, wealth, and wellbeing.

Professional Services includes our project-based cloud deployment and consulting offerings that provide expertise with both human capital and financial platforms. Specifically, this includes cloud advisory and deployment, and optimization services for cloud platforms such as Workday, SAP SuccessFactors, Oracle, and Cornerstone OnDemand.

We deliver our solutions through a set of proprietary and partner technologies, a well-developed network of providers and a structured approach to instill and sustain enterprise-wide practices of excellence. Our solutions are supported through a secure and scalable cloud infrastructure, together with our core benefits processing platforms and consumer engagement tools and integrated with over 350 external platforms and partners. This includes our Alight Marketplace, a diverse network of third-party providers supporting additional wellbeing programs and needs of participants. Our data and access across the breadth of human capital solutions provides us with comprehensive employee records to enable AI-driven, omnichannel engagement and a personalized, integrated experience for our clients’ employees. Through the use of predictive analytics and omnichannel engagement, Alight is able to tailor an employee experience that is unique to each individual’s needs and circumstance.

We generate primarily all of our revenue, which is highly recurring, from fees for services provided from contracts across all solutions, which is primarily based on a contracted fee charged per participant per period (e.g., monthly or annually, as applicable). Our contracts typically have three to five-year terms for ongoing services with mutual renewal options. The majority of our revenue is recognized over time when control of the promised services is transferred, and the clients simultaneously receive and consume the benefits of our services. Payment terms are consistent with industry practice.

We use annual revenue retention rates as an important measure to manage our business. We calculate annual revenue retention on a gross basis by identifying the clients from whom we generate revenue in the prior year and determining what percentage of that revenue is generated from those same clients for the same solutions in the subsequent year.

Technology

We deliver our solutions through a set of proprietary and partner technologies, a well-developed network of providers and a structured approach to instill and sustain enterprise-wide practices of excellence. With this in mind, there are four layers to our technology strategy, all reinforced with a critical security framework:

•
Omnichannel customer experience layer that drives a personalized approach for customers within our front-end user interface.
•
AI and analytics layer that uses data from our transactional systems, combined with client and third-party data to drive insights for clients.
•
Core transaction layer that records participant decisions and powers our health, wealth and payroll systems.
•
Infrastructure layer to provide security, stability and performance across our application landscape.

Seasonality

Due to buying patterns and delivery of certain products in the markets we serve, particularly given the timing of annual benefits enrollment, our revenues tend to be higher in the third and fourth quarters of each year.

Licensing and Regulation

As a public company with global operations, our business activities are subject to licensing requirements and extensive regulation under the laws of countries in which we operate, including United States (“U.S.”) federal and state laws. See the discussion contained in "Risk Factors" in Item 1A. of this Annual Report for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Clients

We serve a broad range of clients, including Fortune 500 companies and mid-market businesses, and seek to establish high-quality, strong, long-term relationships with our clients. We are well-diversified with strong representation across myriad key market sectors. We proactively solicit client feedback through ongoing surveys and client councils held throughout the year, and we use this critical feedback to inform our research and development, enhance our client services and correct course when necessary. Through these surveys, we have learned that clients value the strength and depth of our relationships, scale and breadth of our solutions and our commitment to innovation and continuous improvement.

Competition

The markets for our solutions are competitive, rapidly evolving and fragmented. Our business faces competition from other global and national companies. The market for our solutions is subject to change as a result of economic, regulatory and legislative changes, technological developments, shifting client needs, and increased competition from established and new competitors.

We do not believe there is any single competitor with the breadth of our solutions, and thus our competitors vary for each of our solutions. Our primary competitors include Accenture, Accolade, ADP, bswift, Businessolver, Cognizant, Conduent, Deloitte, Empower, Fidelity, Included Health, HealthEquity, Mercer, OneSource Virtual, Quantum Health, SD Worx, Voya, WTW, and Workday.

We compete primarily on the basis of product and service quality, technology, breadth of offerings, ease of use and accessibility of technology, data protection, innovation, trust and reliability, price and reputation.

Human Capital Management

As of December 31, 2023, we employed more than 18,000 colleagues, approximately 63% of whom were located in the Americas, 17% were located in Europe, and 19% were located in Asia. In the United States, 67% of our colleagues identified as female and 43% of our colleagues self-identified as a minority group. We believe that our relations with our colleagues in all locations are positive.

Attracting, developing, and retaining talent is critical to executing our strategy and our ability to compete effectively. We believe in the importance of creating a diverse and inclusive work environment for our colleagues, supporting their wellbeing with fair and market-competitive pay and benefits, and investing in their growth and development.

We also value feedback from our colleagues and regularly survey them to understand how they feel about the company and subsequently take appropriate actions, if necessary, and employ employee engagement best practices to improve their work experience. Our efforts have resulted in being recognized as a Great Place to Work® for the sixth consecutive year and being listed among the top 100 companies for remote workers by Flexjobs.

Inclusion and Diversity

At Alight, we know that we cannot improve others’ lives without first enriching our own employees’ wellbeing. Diversity, equity, and inclusion ("DE&I") is essential to creating a sense of belonging in the workplace, and to making Alight a place where all colleagues can feel happy and fulfilled while serving our clients and their people with excellence. Our people bring a diverse range of backgrounds and perspectives to the table, and that diversity is what helps us better serve the needs of all our clients. This includes race, ethnicity, age, citizenship status, education, income, skills, gender identity, sexual orientation, nationality, physical or cognitive ability, beliefs, upbringing, and lived experiences. We are committed to developing these diverse talents so we can become stronger and brighter together. To increase cross-cultural sharing and appreciation, we prioritize global recognition of cultures and heritage and provide inclusion training.

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

Information about our Executive Officers

The executive officers of the Company as of February 29, 2024 were as follows:

Name	Age	Position
Stephan D. Scholl	53	Chief Executive Officer
Katie J. Rooney	45	Global Chief Financial Officer and Chief Operating Officer
Gregory R. Goff	52	Chief Technology & Delivery Officer
Michael J. Rogers	42	Chief Human Resources Officer
Dinesh V. Tulsiani	50	Chief Strategy Officer
Martin T. Felli	56	Chief Legal Officer and Corporate Secretary
Gregory A. George	53	Chief Commercial Officer, North America

Stephan D. Scholl has served as Alight’s Chief Executive Officer since April 2020. Mr. Scholl has more than 25 years of experience in the industry. Prior to joining Alight, Mr. Scholl served as President of Infor Global Solutions from April 2012 to July 2018. Prior to that, from 2011 until 2012, Mr. Scholl served as President and Chief Executive Officer of Lawson Software. In addition, Mr. Scholl served in various senior roles at both Oracle and Peoplesoft for more than a decade, including leading Oracle’s North America Consulting Group and leading its Tax and Utilities Global Business unit. Mr. Scholl has served on the board of 1010 Data, a leader in analytical intelligence and alternative data, since September 2018 and he served on the board of Avaya Holdings Corp. (NYSE:AVYA) from September 2018 to April 2023. Mr. Scholl holds a bachelor’s degree from McGill University in Montreal.

Katie J. Rooney has served as Alight’s Global Chief Financial Officer and Chief Operating Officer since July 2023. Prior to that, Ms. Rooney served as our Chief Financial Officer since May 2017. Ms. Rooney has more than 20 years of experience in the industry. Prior to joining Alight, Ms. Rooney served as the Chief Financial Officer for Aon Hewitt from January 2016 to May 2017. Prior to that, she served across various financial roles within Aon Hewitt and Aon from January 2009 to December 2015, including Chief Financial Officer of the Outsourcing business, the Finance Chief Operating Officer and Assistant Treasurer for Aon. Before joining Aon, Ms. Rooney worked in Investment Banking at Morgan Stanley. Ms. Rooney serves on the Board of Trustees for Window to the World Communications, Inc., a not-for-profit organization and the owner of WTTW and WFMT public broadcasting service. Ms. Rooney holds a B.B.A. in Finance from the University of Michigan.

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

Gregory A. George has served as Alight’s Chief Commercial Officer at Alight since June 2023. Prior to joining Alight, Mr. George served as senior vice president and head of sales of Ceridian, from January 2021 to June 2023. In this role, Mr. George oversaw the growth of the company’s HCM platform and was responsible for Ceridian’s go to market strategy and worked alongside the leadership team to execute the company’s transformation strategy. From June 2007 to January 2021, Mr. George worked in a number of capacities at Oracle, where he most recently serviced as group vice president, responsible for national sales operations for the company’s enterprise resource planning, enterprise performance management, and supply chain management business units. Mr. George holds a bachelor’s degree from Butler University and has completed executive education programs at the University of Michigan’s Ross School of Business, IESE Business School University of Navarra, Barcelona, Spain, and the George Mason University School of Business in Virginia.

Item 1A. Risk Factors.

RISK FACTORS

In addition to the other information in this Annual Report, the following risk factors should be considered carefully in evaluating our Company and our business. Any of the following risks could materially and adversely affect our business financial condition and results of operations.

Risks Related to Our Business and Industry

An overall decline in economic activity could adversely affect the financial condition and results of operations of our business.

The results of our business are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries, markets and regions these clients serve. The level of economic activity may be affected by unforeseen events, such as adverse weather conditions, natural disasters (including those as a result of climate change), catastrophic events, war (including the ongoing conflict between Russia and Ukraine), terrorism or public health conditions. Additionally, substantial changes to trade, inflation rates, interest rates, currency exchange rates, monetary and fiscal policies, political conditions, employment rates (including as a result of an increasingly competitive job market), limitations on a government's spending and/or ability to issue debt, and constriction and volatility in the credit markets, may occur and would affect our business. For example, rising interest rates and challenging credit markets may adversely impact our clients’ ability to grow their business and contract with us. Economic downturns in some markets may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and/or collectability of receivables could be adversely affected. Our contracts also depend upon the number of our clients’ employees or the number of participants in our clients’ employee benefit plans. If our clients become financially less stable, change their staffing models, enter bankruptcy, liquidate their operations or consolidate, that could result in layoffs or other reductions in the number of participants in our clients’ employee benefit plans. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resource (“HR”) functions. Reduced demand for our services could increase price competition and have an adverse effect on our financial condition or results of operations.

We face significant competition and our failure to compete successfully could have a material adverse effect on the financial condition and results of operations of our business.

Our competitors may have greater resources, larger client bases, greater name recognition, stronger presence in certain geographies and more established relationships with their clients and suppliers than we have. In addition, new competitors, alliances among competitors or mergers of competitors could result in our competitors gaining significant market share and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to respond to the need for technological changes (including the implementation of AI and ML) and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations. To respond to increased competition and pricing pressure, we may have to lower the cost of our solutions or decrease the level of service provided to clients, which could have an adverse effect on our financial condition or results of operations.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could expose us to legal liability, impair our reputation or have a negative impact on our operations, sales and operating results and could expose us to litigation and negatively impact our relationships with clients.

We rely on the efficient, uninterrupted and secure operation of complex information technology systems, and networks and data centers, some of which are within our business and some of which are outsourced to third-party providers, including cloud infrastructure service providers such as Amazon Web Services (AWS) and Microsoft Azure Cloud. We do not have control over the operations of such third parties. We also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by our data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our clients. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. In addition, any financial difficulties faced by our third-party data center’s operator or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. These facilities are vulnerable to damage or interruption from catastrophic events, such as earthquakes, hurricanes, floods, fires, cyber security attacks (including "ransomware" and phishing attacks), terrorist attacks, power losses, telecommunications failures and similar events. The risk of cyber-attacks could be exacerbated by geopolitical tensions, including the ongoing Russia-Ukraine conflict, or other hostile actions taken by nation-states and terrorist organizations. While we have adopted, and continue to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The occurrence of a natural disaster (or other extreme weather as a result of climate change or otherwise) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services and solutions. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services, or our own systems could negatively impact our relationships with clients and adversely affect our business and could expose us to third-party liabilities. Any errors, defects, disruptions or other performance problems with our information technology systems including any changes in service levels at our third-party data center could adversely affect our reputation and may damage our clients’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, subject us to potential liability or other expenses or adversely affect our renewal rates.

In relation to our third-party data centers, while we may own, control and have access to our servers and all of the components of our network that are located in these centers, we do not control the operation of these facilities. The operators of our third-party data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if the data center operators are acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur costs and experience service interruption in doing so.

Improper access to, misappropriation, destruction or disclosure of confidential, personal or proprietary data as a result of employee or vendor malfeasance or cyber-attacks could result in financial loss, regulatory scrutiny, legal liability or harm to our reputation.

One of our significant responsibilities is to maintain the security, including cybersecurity, and privacy of our employees’ and clients’ confidential and proprietary information and the confidential information about clients’ employees’ health, financial and wellbeing information and other personally identifiable information. However, all information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, malware, hacking, fraudulent use attempts, “ransomware” and phishing attacks and security breaches. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. Despite our efforts, from time-to-time, we experience attacks and other cyber-threats to our systems and networks and have from time-to-time experienced cyber security incidents such as computer viruses, unauthorized parties gaining access to our information technology systems and similar matters, which to date have not had a material impact on our business. These attacks can seek to exploit, among other things, known or unknown vulnerabilities in technology included in our information systems or those of third-party providers. Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party providers may be unable to anticipate these techniques or implement sufficient preventative measures. If we are unable to efficiently manage the vulnerability of our systems and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. For example, there has been a stark increase in new financial fraud schemes akin to ransomware attacks on large companies whereby a cybercriminal installs a type of malicious software, or malware, that prevents a user or enterprise from accessing computer files, systems, or networks and demands payment of a ransom for their return. Cyber criminals may also attempt to fraudulently induce employees, clients or other users of our systems to disclose sensitive information in order to gain access to our data or that of our clients or users. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, have experienced and in the future may continue to become subject to the same types of security breaches. In the future, these types of incidents could result in intellectual property or other confidential information being lost or stolen, including client, employee or business data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.

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

In many jurisdictions, including North America and the European Union, we are subject to laws and regulations relating to the collection, use, retention, security and transfer of information including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the HIPAA regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable protected health information, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and the European Union General Data Protection Regulation (“GDPR”). California also enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”) and the related California Privacy Rights Act (“CPRA”), that afford California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. Virginia and Colorado have similarly enacted comprehensive privacy laws, the Consumer Data Protection Act and Colorado Privacy Act, respectively, both laws of which emulate the CCPA and CPRA in many respects. We anticipate federal and state regulators to continue to consider and enact regulatory oversight initiatives and legislation related to privacy and cybersecurity. These and other similar laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.

Our business or stock price could be negatively affected as a result of actions of activist stockholders.

Our Board of Directors and management value constructive input from our stockholders and are committed to acting in the best interests of all our stockholders. However, we may be subject to actions or proposals from stockholders or others that may not align with the Company’s business strategies or the interests of our other stockholders.

The Company recently received a notice from Starboard Value and Opportunity Master Fund Ltd. (“Starboard”) of its intention to nominate director candidates for election to our Board of Directors at the Company’s 2024 Annual Meeting of Stockholders. Responding to these actions by Starboard and potential actions by other activist stockholders could be costly and time-consuming, disrupt the Company's operations and divert the attention of our Board of Directors, management and employees. In addition, activist stockholder initiatives could result in perceived uncertainties as to the Company’s future direction, strategy or leadership, which may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees and other strategic partners and cause our stock price to experience periods of volatility.

Changes in regulation, including changes in regulations related to health and welfare plans, healthcare navigation, fiduciary rules, retirement plan and pension reform, payroll and data privacy and data usage, their application and interpretation could have an adverse effect on our business.

In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations, changes in application or interpretation of laws and regulations and our continued operational changes and development into new jurisdictions and new service offerings also increases our legal and regulatory compliance complexity as well as the type of governmental oversight to which we may be subject. These changes in laws and regulations could mandate significant and costly changes to the way we implement our services and solutions or could impose additional licensure requirements or costs to our operations and services, or limit our ability to mitigate risk. Furthermore, as we enter new jurisdictions or lines of businesses and other developments in our services, we may become subject to additional types of laws and policies and governmental oversight and supervision. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. In addition, new regulatory or industry developments could create an increase in competition that could adversely affect us. These potential developments include:

•
changes in regulations relating to health and welfare plans including potential challenges or changes to the Patient Protection and Affordable Care Act, expansion of government-sponsored coverage through Medicare or the creation of a single payer system;
•
changes in regulations relating to defined contribution and defined benefit plans, including retirement plan and pension reform that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators or have an unfavorable effect on our ability to earn revenues from these products and services;
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

For example, there have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at addressing the availability of healthcare and containing or lowering the cost of healthcare. Although we cannot predict the ultimate content or timing of any healthcare reform legislation, potential changes resulting from any amendment, repeal or replacement of these programs, including any reduction in the future availability of healthcare insurance benefits, could adversely affect our business and future results of operations. Further, the federal government from time to time considers retirement plan and pension reform legislation, which could negatively impact our sales of defined benefit or defined contribution plan products and services and cause sponsors to discontinue existing plans for which we provide administrative or other services. Certain tax-favored savings initiatives that have been proposed could hinder sales and persistency of our products and services that support employment-based retirement plans.

Our services are also the subject of ever-evolving government regulation, either because the services provided to or business conducted by our clients are regulated directly or because third parties upon whom we rely to provide services to our clients are regulated, thereby indirectly impacting the manner in which we provide services to those clients. Changes in laws, government regulations or the way those regulations are interpreted in the jurisdictions in which we operate could affect the viability, value, use or delivery of benefits and HR programs, including changes in regulations relating to health and welfare plans (such as medical), defined contribution plans (such as 401(k)), defined benefit plans (such as retirement plans or pensions) or payroll delivery, may adversely affect the demand for, or profitability of, our services.

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

If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements. Innovations in software, cloud computing or other technologies that alter how our services are delivered could significantly undermine our investments in our business if we are slow or unable to take advantage of these developments or experience any unanticipated consequences from the deployment of such technologies.

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

Issues relating to the use of new and evolving technologies, such as Artificial Intelligence and Machine Learning, in our offerings may result in reputational harm and liability.

A quickly evolving social, legal and regulatory environment may cause us to incur increased operational and compliance costs, including increased research and development costs, or divert resources from other development efforts, to address potential issues related to usage of AI and ML. We are increasingly building AI and ML into many of our offerings. As with many cutting-edge innovations, AI and ML present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. The risks and challenges presented by AI and ML could undermine public confidence in AI and ML, which could slow its adoption and affect our business. We incorporate AI and ML into our offerings for use cases that could potentially impact civil, privacy, or employment benefit rights. Failure to adequately address issues that may arise with such use cases could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results. Potential government regulation related to AI, including relating to ethics and social responsibility, may also increase the burden and cost of compliance and research and development. Employees, clients, or clients’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and ML may express opinions that could introduce reputational or business harm, or legal liability.

We are subject to professional liability claims against us as well as other contingencies and legal proceedings relating to our delivery of services, some of which, if determined unfavorably to us, could have an adverse effect on our financial condition or results of operations.

We assist our clients with outsourcing various HR functions. Third parties may allege that we are liable for damages arising from these services in professional liability claims against us. Such claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to correctly execute transactions. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, we are or may be subject to other types of claims, litigation and other proceedings in the ordinary course of business. Claimants may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on our financial position, earnings and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business. While we maintain insurance to cover various aspects of professional liability and other claims, such coverage may not be adequate or applicable for certain claims or in the event of an adverse outcome related to such claims. In such circumstances, we would be responsible for payment of amounts that are not covered by insurance and that could have a material adverse impact on our business. In some cases, due to other business considerations, we may elect to pay or settle professional liability or other claims even where we may not be contractually or legally obligated to do so.

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

The ultimate outcome of these claims, lawsuits and other proceedings cannot be ascertained, and liabilities in indeterminate amounts may be imposed on us. It is possible that our future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable disposition of these matters.

We may become involved in claims, litigation or other proceedings that could harm the value of our business.

We are subject to, and may become a party to, various claims, lawsuits or other proceedings that arise in the ordinary course of our business. Our business is subject to the risk of litigation or other proceedings involving current and former employees, clients, partners, suppliers, shareholders or others. For example, participants in our clients’ benefit plans could claim that we did not adequately protect their data or secure access to their accounts. Regardless of the merits of the claims, the cost to defend these claims may be significant, and such matters can be time-consuming and divert management’s attention and resources. The outcomes of such matters in the ordinary course of our business are inherently uncertain, and adverse judgments or settlements could have a material adverse impact on our financial position or results of operations. In addition, we may become subject to future lawsuits, claims, audits and investigations, or suits, any of which could result in substantial costs and divert our attention and resources. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

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

We may not successfully identify additional suitable investment opportunities. We expect to continue pursuing strategic and targeted acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets. For example, on February 21, 2024, we announced that we are working on a strategic portfolio review with the assistance of outside financial advisors. There can be no assurance that such review will result in any transactions or arrangements, and even if we do consummate a transaction or arrangement, there is no guarantee that such development will be accretive to our financial condition or results of operations. For more information on recent acquisitions, see Note 4, "Acquisitions" within the Consolidated Financial Statements and for more information regarding the strategic portfolio review, see “Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report.

Furthermore, we face risks in successfully integrating any businesses we have acquired, might acquire, or that we have created or may create through a joint venture or similar arrangement. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, investment, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. The potential loss of key executives, employees, clients, suppliers and other business partners of businesses we acquire may adversely impact the value of the assets, operations or businesses. Furthermore, acquisitions or joint ventures may result in significant costs and expenses, including those related to retention payments, equity compensation, severance pay, early retirement costs, intangible asset amortization and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees, which could negatively affect our profitability. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.

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

In the future, we may also issue our securities in connection with corporate activity, such as investments or acquisitions. The amount of shares of our Class A Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of Class A Common Stock. The market price of our Class A Common Stock could drop significantly if we or if other significant stockholders sell shares or are perceived by the market as intending to sell them.

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

If we are unsuccessful in establishing or maintaining our relationships with third parties, if we fail to comply with material terms (such as maintaining any required certifications) or if our strategic partners fail to perform as expected, our ability to compete in the marketplace or to grow our revenues could be impaired, which could adversely affect our business, financial condition, and results of operations. Even if we are successful, we cannot assure you that these relationships will result in increased client usage of our solutions or increased revenues.

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

Our operations are dependent upon our ability to protect our personnel, offices and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we or a key vendor or other third party experience a local or regional disaster or other business continuity problem, such as an earthquake, fire, flood, hurricane, or other weather event, terrorist attack, pandemic, security breach, power loss, telecommunications failure, software or hardware malfunctions or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, office facilities and the proper functioning of existing, new or upgraded computer systems, telecommunications and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges with regard to particular areas of our operations. We could potentially lose access to key executives and personnel, client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.

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

Our business handles payroll processing, retirement and health plan administration and related services for certain clients. Consequently, at any given time, we may be holding or directing funds of our clients and their employees, while payroll or benefit plan payments are processed. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions or errors relating to transaction processing. A single significant incident of fraud could result in financial and reputational damage to us, which could reduce the use and acceptance of our products and services or cause our clients and/or partners to cease doing business with us. We are also potentially at risk in the event the financial institution in which these funds are held suffers any kind of insolvency or liquidity event or fails, for any reason, to deliver their services in a timely manner. The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.

We are subject to extensive governmental regulation, which could reduce our profitability, limit our growth, or increase competition.

Our business is subject to extensive legal and regulatory oversight throughout the world including a variety of laws, rules, and regulations addressing, among other things, licensing, data privacy and protection, wage and hour standards, employment and labor relations, occupational health and safety, environmental matters, anti-competition, anti-corruption, language requirements, economic sanctions, currency, reserves and government contracting. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance; by limiting or restricting the products or services we sell, the markets we enter, the methods by which we sell our services, the prices we can charge for our services, and the form of compensation we can accept from our clients and third parties; or by subjecting our business to the possibility of legal and regulatory actions or proceedings. For example, when federal, local, state or foreign minimum wage rates increase, we may have to increase the wages of both minimum wage employees and employees whose wages are above the minimum wage. We may also face increased operating costs resulting from changes in federal, state or local laws and regulations relating to employment matters, including those relating to the classification of employees, employee eligibility for overtime and secure scheduling requirements, which often incorporate a premium pay mandate for scheduling deviations.

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

Our business model is dependent on our global delivery capability, which includes employees and third-party personnel based at various delivery centers around the world. While these delivery centers are located throughout the world, we have based large portions of our delivery capability in Spain, India, Poland and the Philippines. Concentrating our global delivery capability in these locations presents operational risks, many of which are beyond our control. For example, natural disasters (including those as a result of climate change) and public health threats could impair the ability of our people to safely travel to and work in our facilities and disrupt our ability to perform work through those delivery centers. Additionally, other countries may experience political instability, worker strikes, civil unrest and hostilities with neighboring countries. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other locations and personnel, and any downtime in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.

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

Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriately manage the staffing costs of our personnel, we may not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, cost of living adjustment provisions, the extent of ongoing clients’ perception of our ability to add value through our services and general economic conditions such as inflation (including wage inflation). Our profitability is largely based on our ability to drive cost efficiencies during the term of our contracts for our services provided to clients. If we cannot drive suitable cost efficiencies, our profit margins will suffer.

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

On February 20, 2023, the Company approved a restructuring program that includes, among other things, the elimination of full-time positions, termination of certain contracts, and asset impairments, primarily related to facilities consolidations. We expect to record in the aggregate approximately $140.0 million in pre-tax restructuring charges associated with the restructuring program. A significant portion of these charges will result in future cash expenditures, and the program is expected to be substantially completed over an approximate two-year period. We cannot guarantee that the restructuring program will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability expectations. Risks associated with the restructuring program also include additional unexpected costs, negative impacts on our cash flows from operations and liquidity, employee attrition and adverse effects on employee morale and our potential failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from operations or otherwise harm our business. See Note 17 of the Consolidated Financial Statements for additional information on our restructuring program.

Changes in accounting principles or in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, recoverability of assets including receivables, contingencies, income taxes, share-based payments and estimates and assumptions used for our long-term contracts. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates, or changes in assumptions, estimates or policies or the developments in the business or the application of accounting principles related to these areas may change our results from operations.

We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.

We have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet as a result of the recent Business Combination and other acquisitions. Under GAAP, we review our long-lived assets, such as goodwill, intangible assets and fixed assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long-lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. For example, for the year ended December 31, 2023, in connection with the strategic portfolio review, we identified a goodwill impairment in our Cloud Services reporting unit and recorded a $148 million non-cash goodwill impairment charge. Future goodwill or other long-lived asset impairment charges could materially impact our financial statements.

Our work with government clients exposes us to additional risks inherent in the government contracting environment.

A portion of our revenues is derived from contracts with or on behalf of domestic and foreign national, state, regional and local governments and their agencies. In some cases, our services to public sector clients are provided through or are dependent upon relationships with third parties. For instance, we provide services for the Federal Retirement Thrift Investment Board through our contract with Accenture Federal Services.

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

We are subject to taxation related risks in multiple jurisdictions.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development and the European Commission, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries in the European Union have proposed or enacted taxes applicable to digital services, which includes business activities on social media platforms and online marketplaces, and may apply to our business. Many questions remain about the enactment, form and application of these digital services taxes. The interpretation and implementation of the various digital services taxes (especially if there is inconsistency in the application of these taxes across tax jurisdictions) could have a materially adverse impact on our business, results of operations and cash flows.

Additionally, The Organisation for Economic Co-operation and Development (OECD), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, including its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. Certain countries in which we operate have enacted legislation to adopt the Pillar Two framework, and several other countries are also considering changes to their tax laws to implement this framework. While we do not expect the impact of Pillar Two to be material to our business, when and how this framework is adopted or enacted by the various countries in which we do business could increase tax complexity and uncertainty and may adversely affect our provision for income taxes in the U.S. and non-U.S. jurisdictions.

Moreover, if the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

Risks Related to Ownership of our Securities

The Sponsor Investors have significant influence over the Company and their interests may conflict with the Company’s or its stockholders in the future.

Under the Company's amended and restated certificate of incorporation ("Company Charter") and the Investor Rights Agreement (the “Investor Rights Agreement”) that the Company entered into with (i) Trasimene Capital FT, LP, Bilcar FT, LP, Cannae Holdings, LLC and THL FTAC LLC, and their affiliated transferees) (the “Sponsor Investors”) and (ii) Blackstone, New Mountain, GIC Private Limited and Jasmine Ventures and Platinum Falcon B 2018 RSC Limited (collectively, our ”Legacy Investors”) as part of the Business Combination, as amended on February 2, 2023, the Company agreed to nominate to its Board of Directors certain individuals designated by the Sponsor Investors and Legacy Investors, respectively, for so long as such investors retain a certain ownership interest in the Company and/or Alight Holdings. Although Blackstone withdrew from the Investor Rights Agreement and the Legacy Investors no longer have any director appointment rights, the Sponsor Investors continue to have the right to designate, and have designated three of the nine directors on our Board of Directors, including the Chairman. As a result, the Sponsor Investors may be considered to have significant influence with respect to the Company’s management, business plans and policies, including the appointment and removal of the Company’s officers. For so long as such investors continue to own a significant percentage of the Class A Common Stock, such investors may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your Class A Common Stock as part of a sale of our company and ultimately might affect the market price of our Class A Common Stock.

The Company Charter and Bylaws, and applicable law and regulations, as well as the Investor Rights Agreement, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A Common Stock.

The Company Charter, the Company's amended and restated by-laws ("Bylaws") and the Investor Rights Agreement contain provisions that may discourage, delay or prevent a merger, consolidation, acquisition, or other change in control transaction that stockholders may consider favorable, including transactions in which the Company’s stockholders might otherwise receive a premium for their Class A Common Stock. These provisions may also prevent or frustrate attempts by stockholders to replace or remove Company management, such as authorization to issue blank check preferred stock without stockholder approval, limitations on actions taken by stockholders, advance notice requirements for stockholder proposals, a classified board of directors, prohibitions on certain business combinations, the ability of the Board to fill certain director vacancies and limitations on the removal of directors by stockholders.

Additionally, one of our subsidiaries, Alight Financial Solutions, LLC (“AFS”), is a member in good standing with the Financial Industry Regulatory Authority (“FINRA”), and is subject to change in ownership or control regulations as a result. FINRA’s Rule 1017 requires that any member of FINRA file an application for approval of any change in ownership that would result in one person or entity directly or indirectly owning or controlling 25% or more of member firm’s equity capital. A “substantially complete” application must be filed at least 30 days prior to effecting a change. The approval process under Rule 1017 can take six months or more to complete. The required FINRA process under Rule 1017, including the required 30-day notice period before effecting a change in ownership, could hinder or delay a third party in any effort to acquire us or a substantial position in our Class A Common Stock following the business combination, where such acquisition would result in the applicable person or persons, directly or indirectly, owning or controlling 25% or more of AFS. A denial of FINRA approval could prevent or delay any transaction resulting from a change of control or AFS withdrawing its broker-dealer registration, either of which could have a material adverse effect on our business, results of operations or future prospects. A denial of any other application AFS has made under Rule 1017 could also have a material adverse effect on us.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for the Company’s shares. They could also deter potential acquirers of the Company, thereby reducing the likelihood that stockholders could receive a premium for their shares in an acquisition. See “Description of Securities” included as Exhibit 4.1 to this Annual Report for a more detailed discussion of these provisions.

The Company incurs increased costs and is subject to additional regulations and requirements as a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting and other expenses that Alight had not previously incurred as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and the New York Stock Exchange (“NYSE”). The expenses incurred by public companies generally for reporting and corporate governance purposes (including due to increased focus on environmental, social and governance (commonly referred to as "ESG") and cybersecurity matters by certain investors and regulators) have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

If securities or industry analysts downgrade their recommendations regarding our Class A Common Stock, the price of our Class A Common Stock and trading volume could decline.

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

The market price of our Class A Common Stock has fluctuated significantly in response to numerous factors and may continue to be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During the year ended December 31, 2023, the per share trading price of our Class A Common Stock fluctuated from a low of $6.48 to a high of $10.05 at close. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A Common Stock regardless of our operating performance. In addition, our operating results may fail to match our past performance and could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, the performance of direct and indirect competitors, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals. In addition, the market price of shares of our Class A Common Stock could be subject to additional volatility or decrease significantly, as a result of speculation in the press or the investment community about our industry or our company, including, as a result of short sellers who publish, or arrange for the publication of, opinions or characterizations of our business prospects or similar matters calculated to create negative market momentum in order to profit from a decline in the market price of our Class A Common Stock. Stock markets and the price of our Class A Common Stock have, and may in the future, experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, including as a result of reports published by short sellers, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, as well as responding to reports published by short sellers or other speculation in the press or investment community, could result in substantial costs and a diversion of our management’s attention and resources.

Risks Related to our Organizational Structure

The Company is a holding company, and our only material asset is our direct and indirect interests in Alight Holdings, and we are accordingly dependent upon distributions from Alight Holdings to pay dividends, taxes and other expenses, including payments under the Tax Receivable Agreement.

The Company is a holding company with no material assets other than its direct and indirect ownership of equity interests in Alight Holdings, of which the Company serves as the managing member. As a result, the Company has no independent means of generating revenue or cash flow and the Company is dependent on the financial results and cash flows of Alight Holdings and its subsidiaries and the distributions that we receive from Alight Holdings in order to pay taxes, make payments under the Tax Receivable Agreement, pay dividends (including any dividends or amounts payable in connection with the conversion or exchange of Class B Common Stock and Class B Units) and pay other costs and expenses of the Company. While we intend to cause Alight Holdings to continue to make distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the Tax Receivable Agreement, and to pay our corporate and other overhead expenses, deterioration in the financial condition, earnings or cash flow of Alight Holdings for any reason could limit or impair Alight Holdings’ ability to pay such distributions. Additionally, to the extent that the Company needs funds and Alight Holdings is restricted from making such distributions under applicable laws or regulations or under the terms of any financing arrangements, or Alight Holdings is otherwise unable to provide such funds, it could materially adversely affect the Company’s liquidity and financial condition. Such restrictions include Alight Holdings’ financing facilities to which Alight Holdings’ subsidiaries are borrowers or guarantors. Alight Holdings’ distributions, as a result of such financing facilities, are limited based on the achievement of certain financial ratios and fixed dollar baskets, availability under which will vary depending on the Company’s financial performance. We currently anticipate that Alight Holdings will have sufficient capacity to make the dividends and other distributions described above. Distributions may also be restricted pursuant to the Alight Holdings Operating Agreement and applicable Delaware law. Under the Alight Holdings Operating Agreement, the Company (as managing member) is prohibited from making distributions if they would violate Section 18-607 of the Delaware Limited Liability Company Act ("DLLCA") or another applicable law. Under the DLLCA, limited liability companies are generally restricted from making distributions to their members to the extent that, after giving effect to any such distribution, the company’s liabilities (subject to certain limited exclusions) exceed the fair value of the company’s assets.

Under the terms of the Alight Holdings Operating Agreement, Alight Holdings is obligated to make tax distributions to holders of Alight Holdings Units (including us) at an assumed tax rate, subject to there being available cash. The amount of these tax distributions may in certain periods exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement, which may result significant excess cash accumulation at the Company. The Company's Board of Directors, in its sole discretion, will determine from time to time how to use any cash that accumulates at the Company as a result, which may include, among other potential uses, repurchases of our Class A Common Stock or the payment of dividends thereon. However, we will have no obligation to distribute such cash (or other available cash other than as a result of any declared dividend) to our stockholders. To the extent that the Company does not use any such accumulated cash, following the exchange or redemption of Class A Units for Class A Common Stock, Continuing Tempo Unitholders may benefit from value attributable to such cash balances as a result of their ownership of Class A Common Stock, notwithstanding that such Continuing Tempo Unitholders may previously have participated or received distributions as holders of Alight Holdings Units that resulted in the excess cash balances at the Company.

The Company is required to pay certain parties for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, the Company’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Alight Holdings Units after the Business Combination.

In connection with the Business Combination, we entered into a tax receivable agreement (the "Tax Receivable Agreement" or the "TRA") with certain of our pre-Business Combination owners (the "TRA Parties") that provides for the payment by the Company to such TRA Parties of 85% of the benefits, if any, that the Company is deemed to realize (calculated using certain assumptions) as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of Alight Holdings as a result of the Business Combination and as a result of sales or exchanges of Alight Holdings Units for shares of Class A Common Stock after the Business Combination and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that the Company would otherwise be required to pay in the future, although the Internal Revenue Service (the "IRS") may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of the Company and not of Alight Holdings. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges of Alight Holdings Units for shares of our Class A Common Stock, the applicable tax rate, the price of shares of our Class A Common Stock at the time of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Alight Holdings and our possible utilization of tax attributes, including existing tax basis acquired at the time of the Business Combination, the payments that the Company may make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned on the exchanging holders of Alight Holdings Units or other TRA Parties continuing to hold ownership interests in us. To the extent payments are due to the TRA Parties under the Tax Receivable Agreement, the payments are generally required to be made within ten business days after the tax benefit schedule (which sets forth the Company’s realized tax benefits covered by the Tax Receivable Agreement for the relevant taxable year) is finalized. The Company is required to deliver such a tax benefit schedule to the TRA Parties’ representative, for its review, within ninety calendar days after the due date (including extensions) of the Company’s federal corporate income tax return for the relevant taxable year.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

The Company’s payment obligations under the Tax Receivable Agreement will be accelerated in the event of certain changes of control or its election to terminate the Tax Receivable Agreement early. The accelerated payments will relate to all relevant tax attributes then allocable to the Company in the case of an acceleration upon a change of control and to all relevant tax attributes allocable or that would be allocable to the Company (in the case of an election by the Company to terminate the Tax Receivable Agreement early, assuming all Alight Holdings Units were then exchanged). The accelerated payments required in such circumstances will be calculated by reference to the present value, at a specified discount rate, of all future payments that holders of Alight Holdings Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that the Company will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement and sufficient taxable income to fully utilize any remaining net operating losses subject to the Tax Receivable Agreement on a straight line basis over the shorter of the statutory expiration period for such net operating losses or the five-year period after the early termination or change of control. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax basis and the Company’s utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the Tax Receivable Agreement). The Company’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement, payments under the Tax Receivable Agreement could be in excess of 85% of the Company’s actual cash tax benefits.

Accordingly, it is possible that the actual cash tax benefits realized by the Company may be significantly less than the corresponding Tax Receivable Agreement payments or that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to the Company by Alight Holdings are not sufficient to permit the Company to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Based upon certain assumptions, we estimate that if Alight, Inc. were to exercise its termination right as of December 31, 2023, the aggregate amount of these termination payments would be significantly in excess of the Tax Receivable Agreement liability recorded in the Consolidated Financial Statements within this Annual Report. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For more information regarding our liability under the Tax Receivable Agreement, refer to Note 15 "Tax Receivable Agreement" within the Consolidated Financial Statements within Item 8 of this Annual Report.

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

Interest rates may increase in the future. As a result, interest rates on our term loan facility and revolving credit facility, or any other variable rate debt offerings that we may engage in, could be higher or lower than current levels. Although we use derivative financial instruments to some extent to manage a portion of our exposure to interest rate risks, we do not attempt to manage our entire exposure. As of December 31, 2023, we had approximately $2.5 billion of outstanding debt at variable interest rates. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Changes in our credit ratings could adversely impact our operations and lower our profitability.

Credit rating agencies continually revise their ratings and outlooks for the companies that they rate, including us. For example, Moody’s Investors Service affirmed our credit ratings, but changed our outlook to negative from stable in July 2023. Credit rating agencies also evaluate our industry as a whole and may qualify or change their credit ratings for us based on their overall view of our industry, global economic conditions or other geopolitical factors. Failure to maintain credit ratings that provide access to debt markets at reasonable interest rates could increase our cost of borrowing, reduce our ability to obtain intra-day borrowing, which we may need to operate our business, and adversely impact our business, including our competitive position, results of operations, cash flows and financial condition.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Alight recognizes the importance of developing, implementing and maintaining robust cybersecurity measures designed to safeguard our information systems and protect the confidentiality, integrity and availability of the data in our care. The Company utilizes a cross-functional group of colleagues representing various stakeholders including technology, security, finance, internal audit, legal and others to identify and manage risks across the organization, including risks relating to cybersecurity.

The Company’s cybersecurity program is focused on continuous improvement and takes a layered approach to cybersecurity to include prevention, detection, and response-based controls. Our preventative measures include network-based controls, malware defenses, email security, encryption for data in motion and at rest, continuous vulnerability testing and mitigation, and multi-factor authentication. Our detection and response measures include comprehensive logging and continuous monitoring utilizing both in-house and Managed Security Services, forensics capability, and an enterprise crisis management function.

To support the overall cybersecurity program, Alight maintains an incident management team that tracks and logs privacy and security incidents across Alight, our vendors, and partners to better manage remediation and resolution of any such incidents. Significant incidents are promptly reviewed by a cross-functional working group to determine whether further escalation is appropriate. Any incident assessed as potentially being or potentially becoming material is escalated for further review, and then reported to designated members of our executive leadership team where needed. We consult with outside counsel and forensics firms as appropriate, including on materiality analysis and disclosure matters, and members of our executive leadership team make the final materiality determinations and, if appropriate, disclosure to law enforcement, regulators or clients. Our executive leadership team apprises Alight’s Board of Directors and our independent public accounting firm of significant matters and any relevant developments.

Our cybersecurity frameworks are informed by third-party standards relevant to our industry such as the National Institute of Standards and Technology, the Center for Internet Security and the International Standards Organization. We regularly test our cybersecurity defenses through both automated and manual testing to identify, prioritize and remediate risk. Alight also engages third parties to examine and report on the effectiveness of our controls relating to our systems, including those used in the cybersecurity frameworks.

Our Chief Technology and Delivery Officer, Chief Information & Security Officer and Chief Legal Officer provide periodic reports on our cybersecurity and risk management efforts, including with respect to information security practices, to the Audit Committee of our Board of Directors (the “Audit Committee”), as well as to other members of our executive leadership team, as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Where appropriate, the Audit Committee then periodically reports to the full Board of Directors regarding the Company’s assessment of potential risk exposures and the steps management has taken to monitor and control such risks, which includes the Company’s cybersecurity program designed to prevent, detect, and rapidly respond to any potential incident.

In addition to our scheduled meetings, the Audit Committee and executive leadership team maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on significant developments in cybersecurity to facilitate proactive and responsive oversight. The Audit Committee is apprised of strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement helps drive integration of cybersecurity considerations into our Company’s broader strategic objectives.

Additionally, because Alight partners with a number of third parties in the ordinary course of business, our management team has developed and implemented processes to oversee and manage significant risks associated with use of third-party service providers. We conduct thorough security assessments of critical third-party providers before engagement and periodically monitor vendor compliance with our security standards. The monitoring includes periodic assessments by our vendor management team and use of an independent vendor risk rating service that alerts Alight when there is a change in a service providers security posture. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Our Chief Information & Security Officer has over 30 years of experience in the cybersecurity industry, including, prior to joining Alight in 2021, as the SVP, Chief Information Security Officer at a multinational health insurance and health services company in the Fortune 100, and as head of cybersecurity for a U.S.-based financial services company in the Fortune 500, as well as for a federal banking institution and for a professional services company in the Fortune 500 specializing in information technology services. Our Chief Information & Security Officer reports directly to the Chief Technology and Delivery Officer and meets regularly with other members of senior management and the Audit Committee.

Our program is regularly evaluated by internal stakeholders and external parties with the results of those reviews reported to the executive leadership team and the Audit Committee, as appropriate. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. Our results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future incidents. For more information on our cybersecurity related risks, see the Risk Factors in Item 1A. of this Annual Report.

Item 2. Properties.

Our corporate headquarters is located in leased office space in Lincolnshire, Illinois. We currently use approximately 290,000 square feet of office space in our headquarters. The lease expires on December 31, 2024. We have offices in locations throughout the world, including Texas, Florida, Georgia, Puerto Rico, Canada, Spain, India, Poland, and the Philippines. All of our offices are located in leased premises.

We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. See Note 19 “Lease Obligations” within the Consolidated Financial Statements within Item 8 of this Annual Report for further information.

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

Holders of Record

Set forth below are the numbers of holders of record for each of our classes of Common Stock as of February 23, 2024.

Class	Number of Holders of Record
Class A common stock	53
Class B-1 common stock	91
Class B-2 common stock	91
Class V common stock	3
Class Z-A common stock	58
Class Z-B-1 common stock	58
Class Z-B-2 common stock	58

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

We did not repurchase any shares in the fourth quarter of 2023. As of December 31, 2023, there was $48 million of remaining authorization available under the share repurchase program.

Performance

The following graph compares the total shareholder return from July 2, 2021, the date on which our Class A Common Stock commenced trading on the NYSE, through December 31, 2023 of (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500”) and (iii) the Russell 2000 Index (the "Russell 2000"). The S&P 500 was selected because it serves as a broad market index. The Russell 2000 was selected because we do not believe we can reasonably identify an industry index or specific peer group that would offer a meaningful comparison. The Russell 2000 measures the performance of the small market capitalization segment of U.S. equity instruments.

The stock performance graph and table assume an initial investment of $100 on July 2, 2021, and that all dividends of the S&P 500 and the Russell 2000, were reinvested. Companies in the Russell 2000 are weighted by market capitalization. The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion includes forward-looking statements. See ‘Disclaimer Regarding Forward-Looking Statements’ for certain cautionary information regarding forward-looking statements and ‘Risk Factors’ in Item 1A. of this Annual Report for a list of factors that could cause actual results to differ materially from those predicted in those statements.

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

Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2023. See ‘Non-GAAP Financial Measures’ below for further discussion.

BUSINESS

Overview

Alight delivers human capital management solutions to many of the world’s largest and most complex companies. This includes the implementation and administration of both employee wellbeing (e.g. health, wealth and leaves benefits) and global payroll solutions. In addition, the Company implements and runs human capital management software platforms on behalf of third-party providers. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, our intuitive, cloud-based employee engagement platform. Through Alight Worklife, the Company believes it is defining the future of employee wellbeing by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.

We aim to be the pre-eminent employee experience partner by providing personalized experiences that help employees make the best decisions for themselves and their families about their health, wealth and wellbeing. At the same time, we help employers tackle their biggest people and business challenges by helping them understand prevalence, trends and risks to generate better outcomes for the future, such as improved employee productivity and retention, while also realizing a return on their people investment. Our data, analytics and AI allow us to deliver actionable insights that drive measurable outcomes, such as healthcare claims savings, for companies and their people. We provide solutions to manage health and retirement benefits, tools for payroll and HR management, as well as solutions to manage the workforce from the cloud.

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of December 31, 2023, Alight owned 95% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was approximately 5% as of December 31, 2023.

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

EXECUTIVE SUMMARY OF FINANCIAL RESULTS

While the Closing Date was July 2, 2021, we determined the impact of one day was immaterial to the results of operations. As such, we utilized July 1, 2021 as the date of the Business Combination for accounting purposes. As a result of the Business Combination, the following tables present selected financial data for the Successor years ended December 31, 2023, December 31, 2022 and the six months ended December 31, 2021, and the Predecessor six months ended June 30, 2021.

We prepared our discussion of the results of operations by comparing the results of the Successor year ended December 31, 2023 to the Successor year ended December 31, 2022 and the combined Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021. The core business operations of the Predecessor and Successor were not significantly impacted by the consummation of the Business Combination. Therefore, we believe the combined results for the Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 are comparable to the Successor year end, and provide enhanced comparability to the reader about the current year's results. We believe this approach provides the most meaningful basis of comparison and is useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.

Except for the discussion of adjusted gross profit, year-to-year comparisons between 2022 and 2021 have been omitted from this Form 10-K, but may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The following table sets forth our historical results of operations for the periods indicated below:

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
(in millions)	2023	2022	2021	2021
Revenue	$3,410	$3,132	$1,554	$1,361
Cost of services, exclusive of depreciation and amortization	2,188	2,080	1,001	888
Depreciation and amortization	82	56	21	38
Gross Profit	1,140	996	532	435

Operating Expenses
Selling, general and administrative	754	671	304	222
Depreciation and intangible amortization	339	339	163	111
Goodwill Impairment	148	—	—	—
Total Operating expenses	1,241	1,010	467	333
Operating Income (Loss)	(101)	(14)	65	102
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	10	(38)	65	—
(Gain) Loss from change in fair value of tax receivable agreement	118	(41)	(37)	—
Interest expense	131	122	57	123
Other (income) expense, net	6	(16)	3	9
Total Other (income) expense, net	265	27	88	132
Income (Loss) Before Taxes	(366)	(41)	(23)	(30)
Income tax expense (benefit)	(4)	31	25	(5)
Net Income (Loss)	(362)	(72)	(48)	(25)
Net income (loss) attributable to noncontrolling interests	(17)	(10)	(13)	—
Net Income (Loss) Attributable to Alight, Inc.	$(345)	$(62)	$(35)	$(25)

REVIEW OF RESULTS

Key Components of Our Operations

Revenue

Our clients’ demand for our services ultimately drives our revenues. We generate primarily all of our revenue, which is highly recurring, from fees for services provided from contracts across all solutions, which is primarily based on a contracted fee charged per participant per period (e.g., monthly or annually, as applicable). Our contracts typically have three to five-year terms for ongoing services with mutual renewal options. The majority of the Company’s revenue is recognized over time when control of the promised services is transferred, and the clients simultaneously receive and consume the benefits of our services. Payment terms are consistent with industry practice. We calculate growth rates for each of our solutions in relation to recurring revenues and revenues from project work. One of the components of our growth in recurring revenues is the increase in net commercial activity which reflects items such as client wins and losses (“Net Commercial Activity”). We define client wins as sales to new clients and sales of new solutions to existing clients. We define client losses as instances where clients do not renew or terminate their arrangements in relation to individual solutions or all of the solutions that we provide. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife® platform and next generation product suite, BPaaS Solutions.

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

Goodwill impairment

Goodwill impairment consists of charges relating to Goodwill. We review goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist. If the carrying value of the reporting unit continues to exceed its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.

(Gain) Loss from Change in Fair Value of Financial Instruments

(Gain) loss from change in fair value of financial instruments includes the impact of the revaluation to fair value at the end of each reporting period for our previously issued warrants and the Seller Earnouts contingent consideration.

(Gain) Loss from Change in Fair Value of Tax Receivable Agreement

(Gain) loss from change in fair value of Tax Receivable Agreement (the "TRA") includes the impact of the revaluation to fair value at the end of each reporting period.

Interest Expense

Interest expense primarily includes interest expense related to our outstanding debt.

Other (Income) Expense, net

Other (income) expense, net includes non-operating expenses and income, including realized (gains) and losses from remeasurement of foreign currency transactions.

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue

Revenues were $3,410 million for the twelve months ended December 31, 2023 as compared to $3,132 million for the prior year period. The increase of $278 million reflects growth of 9.0% in our Employer Solutions segment and 13.5% in our Professional Services segment. We also measure revenue growth as it relates to our cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the twelve months ended December 31, 2023, we recorded BPaaS revenue of $756 million, which represented growth of 34.0% compared to the prior year period.

In addition, we also consider BPaaS bookings, defined as total contract value ("TCV") for BPaaS customer agreements executed in the period, to be a key indicator of future revenue growth and is used as a metric of commercial activity by management and investors. For the twelve months ended December 31, 2023, BPaaS bookings of $747 million represents a decrease of 14.2% compared to the prior year period. Since the start of 2021, we have delivered BPaaS TCV bookings of nearly $2.2 billion, ahead of our three-year goal of $1.5 billion by the end of 2023.

Recurring revenues, excluding Other increased by $242 million, or 9.3%, to $2,837 million from $2,595 million, primarily due to growth in both the Employer Solutions and Professional Services segments. Growth in Employer Solutions is a result of higher revenues related to net commercial activity and our 2022 acquisition, partially offset by lower volumes. Growth in Professional Services is primarily a result of higher project revenues.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, increased $108 million, or 5.2%, for the year ended December 31, 2023 as compared to the prior year period. The increase was primarily driven by growth in revenues, including investments in key resources and as a result of our 2022 acquisition, partially offset by productivity initiatives.

Selling, General and Administrative

Selling, general and administrative expenses increased $83 million, or 12.4%, for the year ended December 31, 2023 as compared to the prior year period. The increase was primarily driven by the inclusion of expenses from our 2022 acquisition and costs incurred from our previously announced restructuring program, partially offset by lower compensation expenses related to share-based awards.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses remained consistent when comparing the year ended December 31, 2023 to the prior year period.

Goodwill Impairment

In connection with our strategic portfolio review, we identified a goodwill impairment in the Cloud Services reporting unit and recorded a $148 million non-cash goodwill impairment charge during the year ended December 31, 2023. There was no impairment recognized in the year ended December 31, 2022.

Change in Fair Value of Financial Instruments

There was a loss of $10 million related to the change in the fair value of financial instruments for the year ended December 31, 2023 compared to a gain of $38 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are due to changes in the underlying assumptions, including changes in the risk-free interest rate, volatility, and the closing stock price for the period. See Note 14 "Financial Instruments" for additional information.

Change in Fair Value of Tax Receivable Agreement

The remeasurement of the fair value of the TRA resulted in a loss of $118 million for twelve months ended December 31, 2023, compared to a gain of $41 million for the prior year period. This revaluation loss was due to changes in the discount rate, passage of time, and changes in the expected timing of the utilization of tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period.

Interest Expense

Interest expense increased $9 million for the year ended December 31, 2023 as compared to the prior year period. The increase was primarily due to higher interest expense on our Term Loan due to movement in market interest rates. See Note 8 “Debt” for additional information.

Loss before Income Tax Expense (Benefit)

Loss before income taxes was $366 million for the year ended December 31, 2023 as compared to loss before taxes of $41 million for the year ended December 31, 2022. The increase in loss before income taxes was primarily due to the non-cash goodwill impairment charge, and non-operating fair value remeasurements associated with financial instruments and the TRA.

Income Tax Expense (Benefit)

Income tax benefit was $4 million for the year ended December 31, 2023, as compared to an income tax expense of $31 million for the prior year period. The effective tax rate of 1% for the year ended December 31, 2023 is lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company's organizational structure after the Business Combination, the recognition of expenses which are not deductible for income tax purposes, including the goodwill impairment charge, and valuation allowances. The effective tax rate of (76%) for the year ended December 31, 2022 was primarily due to the recognition of a benefit for an uncertain tax position for which the statute of limitations has lapsed, and partially offset by losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded. See Note 7 “Income Taxes” for additional information.

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

A reconciliation of Adjusted Net Income to Net Loss Attributable to Alight, Inc. and the computation of Adjusted Diluted Earnings Per Share is as follows:

	Year Ended	Year Ended	Six Months Ended
	December 31,	December 31,	December 31,
(in millions, except share and per share amounts)	2023	2022	2021
Numerator:
Net (Loss) Income Attributable to Alight, Inc.	$(345)	$(62)	$(35)
Conversion of noncontrolling interest	(17)	(10)	(13)
Intangible amortization	319	316	153
Share-based compensation	160	181	67
Transaction and integration expenses (1)	29	19	13
Restructuring	85	63	5
(Gain) Loss from change in fair value of financial instruments	10	(38)	65
(Gain) Loss from change in fair value of tax receivable agreement	118	(41)	(37)
Other (2)	151	(1)	12
Tax effect of adjustments (3)	(125)	(121)	(62)
Adjusted Net Income	$385	$306	$168

Denominator:
Weighted average shares outstanding - basic	489,461,259	458,558,192	439,800,624
Weighted average shares outstanding - diluted	489,461,259	458,558,192	439,800,624
Exchange of noncontrolling interest units(4)	44,569,341	74,665,373	77,459,687
Impact of warrants exercised(5)	—	—	14,490,641
Impact of unvested RSUs(6)	10,080,390	7,624,817	7,007,072
Adjusted shares of Class A Common Stock outstanding - diluted(7)(8)	544,110,990	540,848,382	538,758,024

Basic (Net Loss) Earnings Per Share	$(0.70)	$(0.14)	$(0.08)
Diluted (Net Loss) Earnings Per Share	$(0.70)	$(0.14)	$(0.08)
Adjusted Diluted Earnings Per Share(7) (8)	$0.71	$0.57	$0.31

(1)
Transaction and integration expenses primarily relate to acquisition and divestiture activities.
(2)
Other primarily includes a $148 million non-cash goodwill impairment charge for the year ended December 31, 2023 related to the Company’s Cloud Services reporting unit.
(3)
Income tax effects have been calculated based on the statutory tax rates for both U.S. and foreign jurisdictions based on the Company's mix of income and adjusted for significant changes in fair value measurement.
(4)
Assumes the full exchange of the units held by noncontrolling interests for shares of Class A Common Stock of Alight, Inc. pursuant to the exchange agreement.
(5)
Represents the number of shares of Class A Common Stock issued in relation to warrant exercises completed in December 2021, not fully included in the weighted average shares outstanding.
(6)
Includes non-vested time-based restricted stock units that were determined to be antidilutive for U.S. GAAP diluted earnings per share purposes.
(7)
Excludes two tranches of contingently issuable seller earnout shares: (i) 7.5 million shares will be issued if the Company's Class A Common Stock's volume-weighted average price ("VWAP") is >$12.50 for any 20 trading days within a consecutive period of 30 trading days; (ii) 7.5 million share will be issued if the Company's Class A Common Stock VWAP is >$15.00 for any 20 trading days within a consecutive period of 30 trading days. Both tranches have a seven-year duration.
(8)
Excludes 27,411,360 and 32,852,974 performance-based units, which represents the gross number of shares expected to vest based on achievement of performance conditions as of December 31, 2023 and 2022, respectively.

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

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
(in millions)	2023	2022	2021	2021
Net Loss	$(362)	$(72)	$(48)	$(25)
Interest expense	131	122	57	123
Income tax expense (benefit)	(4)	31	25	(5)
Depreciation	102	79	31	49
Intangible amortization	319	316	153	100
EBITDA	186	476	218	242
Share-based compensation	160	181	67	5
Transaction and integration expenses (1)	29	19	13	—
Non-recurring professional expenses(2)	—	—	19	18
Restructuring	85	63	5	9
(Gain) Loss from change in fair value of financial instruments	10	(38)	65	—
(Gain) Loss from change in fair value of tax receivable agreement	118	(41)	(37	—
Other(3)	151	(1)	(7)	4
Adjusted EBITDA	$739	$659	$343	278
Revenue	$3,410	$3,132	$1,554	$1,361
Adjusted EBITDA Margin(4)	21.7%	21.0%	22.1%	20.4%

(1)
Transaction and integration expenses primarily relate to acquisition and divestiture activities.
(2)
Non-recurring professional expenses includes external advisor and legal costs related to the Company's Business Combination completed in 2021.
(3)
Other primarily includes a $148 million non-cash goodwill impairment charge for the year ended December 31, 2023 related to the Company’s Cloud Services reporting unit.
(4)
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

Employer Solutions Segment Results

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
($ in millions)	2023	2022	2021	2021
Employer Solutions Revenue
Recurring	$2,695	$2,467	$1,213	$1,049
Project	268	251	134	107
Total Employer Solutions Revenue	$2,963	$2,718	$1,347	$1,156
Employer Solutions Gross Profit	$1,033	$911	$489	$392
Employer Solutions Gross Profit Margin	34.9%	33.5%	36.3%	33.9%
Employer Solutions Adjusted Gross Profit	$1,147	$1,001	$527	$429
Employer Solutions Adjusted Gross Profit Margin	38.7%	36.8%	39.1%	37.1%

Employer Solutions Segment Results of Operations for the Successor Year Ended December 31, 2023 Compared to the Successor Year Ended December 31, 2022

Employer Solutions Revenue

Employer Solutions total revenues were $2,963 million and $2,718 million, respectively for the Successor years ended December 31, 2023 and 2022. The increase of $245 million, or 9.0%, over the prior year was primarily attributable to an increase of recurring revenues of $228 million, or 9.2%, as a result of the 2022 acquisition, increased volumes and increases in Net Commercial Activity.

Employer Solutions Gross Profit and Adjusted Gross Profit

Employer Solutions Gross Profit was $1,033 million for the twelve months ended December 31, 2023 as compared to $911 million for the prior year period. The increase of $122 million, or 13.4% over the prior year was driven by revenue growth and lower expenses related to productivity initiatives, partially offset by employee compensation costs and increases in costs associated with funding growth of current and future revenues. Employer Solutions adjusted gross profit for the year ended December 31, 2023 increased $146 million to $1,147 million from $1,001 million in the prior year period primarily due to revenue growth and lower expenses related to productivity initiatives, partially offset by employee compensation costs and increases in costs associated with funding growth of current and future revenues. Employer Solutions adjusted gross profit for the Successor year ended December 31, 2022 increased $45 million to $1,001 million from $956 million in the combined prior year period primarily due to revenue growth and lower expenses related to productivity initiatives, partially offset by employee compensation costs and increases in costs associated with funding growth of current and future revenues.

Professional Services Segment Results

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
($ in millions)	2023	2022	2021	2021
Professional Services Revenue
Recurring	$142	$128	$65	$60
Project	279	243	121	124
Total Professional Services Revenue	$421	$371	$186	$184
Professional Services Gross Profit	$109	$86	$44	$46
Professional Services Gross Profit Margin	25.9%	23.2%	23.7%	25.0%
Professional Services Adjusted Gross Profit	$114	$90	$45	$47
Professional Services Adjusted Gross Profit Margin	27.1%	24.3%	24.2%	25.5%

Professional Services Segment Results of Operations for the Successor Year Ended December 31, 2023 Compared to the Successor Year Ended December 31, 2022.

Professional Services Revenue

Professional Services total revenues was $421 million for the twelve months ended December 31, 2023 as compared to $371 million for the prior year period. The increase of $50 million, or 13.5%, over the Successor prior year was primarily attributable to an increase of project revenues of $36 million, or 14.8%, coupled with an increase of recurring revenue of $14 million.

Professional Services Gross Profit and Adjusted Gross Profit

Professional Services Gross Profit was $109 million, for the twelve months ended December 31, 2023 as compared to $86 for the prior year period. The increase of $23 million, or 26.7%, over the prior year was due to increases in costs associated with growth of current revenues, including investments in our commercial functions, partially offset by revenue growth as discussed above. Professional Services adjusted gross profit for the year ended December 31, 2023 increased $24 million to $114 million from $90 million in the prior year period primarily due to growth of project revenue, and net commercial activity, partially offset by the costs as discussed above. Professional Services adjusted gross profit for the year ended December 31, 2022 decreased $2 million to $90 million as compared to the combined prior year and was consistent with the prior year period.

Gross Profit to Adjusted Gross Profit Reconciliation by Segment

	Successor
	December 31, 2023
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$1,033	$109	$(2)	$1,140
Add: stock-based compensation	$35	$4	$-	$39
Add: depreciation and amortization	$79	$1	$2	$82
Adjusted Gross Profit	$1,147	$114	$-	$1,261
Gross Profit Margin	34.9%	25.9%	-7.7%	33.4%
Adjusted Gross Profit Margin	38.7%	27.1%	0.0%	37.0%

	Successor
	December 31, 2022
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$911	$86	$(1)	$996
Add: stock-based compensation	37	3	-	40
Add: depreciation and amortization	53	1	2	56
Adjusted Gross Profit	$1,001	$90	$1	$1,092
Gross Profit Margin	33.5%	23.2%	-2.3%	31.8%
Adjusted Gross Profit Margin	36.8%	24.3%	2.3%	34.9%

	Successor
	Six Months Ended
	December 31, 2021
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$489	$44	$(1)	$532
Add: stock-based compensation	18	1	-	19
Add: depreciation and amortization	20	—	1	21
Adjusted Gross Profit	$527	$45	$-	$572
Gross Profit Margin	36.3%	23.7%	-4.8%	34.2%
Adjusted Gross Profit Margin	39.1%	24.2%	0.0%	36.8%

	Predecessor
	Six Months Ended
	June 30, 2021
($ in millions)	Employer Solutions	Professional Services	Other	Total
Gross Profit	$392	$46	$(3)	$435
Add: stock-based compensation	1	-	-	1
Add: depreciation and amortization	36	1	1	38
Adjusted Gross Profit	$429	$47	$(2)	$474
Gross Profit Margin	33.9%	25.0%	-14.3%	32.0%
Adjusted Gross Profit Margin	37.1%	25.5%	-9.5%	34.8%

LIQUIDITY, FINANCIAL CONDITION, AND CAPITAL RESOURCES

Executive Summary

Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.

We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our Tax Receivable Agreement and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at December 31, 2023 remains strong. We will continue to closely monitor and proactively manage our liquidity position in light of changing economic conditions and the volatility of interest rates.

In August 2022, we established a repurchase program allowing for up to $100 million in authorized share repurchases. As of December 31, 2023, approximately $48 million remained available for share repurchases under our share repurchase program.

Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.

The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
(in millions)	2023	2022	2021	2021
Cash provided by operating activities	$386	$286	$57	$58
Cash used in investing activities	(159)	(235)	(1,852)	(55)
Cash provided by (used in) financing activities	(231)	54	2,400	(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	2	11	—
Net increase (decrease) in cash, cash equivalents and restricted cash	—	107	616	(61)
Cash, cash equivalents, and restricted cash at end of period	$1,759	$1,759	$1,652	$1,475

Operating Activities

Net cash provided by operating activities was $386 million for the year ended December 31, 2023 compared to $286 million for the year ended December 31, 2022. The increase in cash provided by operating activities was primarily due to improved profitability and decrease in our net working capital requirements.

Investing Activities

Cash used for investing activities for the Successor year ended December 31, 2023 was $159 million. The primary drivers of cash used for investing activities were $160 million used for capital expenditures.

Cash used for investing activities for the Successor year ended December 31, 2022 was $235 million. The primary drivers of cash used for investing activities were $148 million used for capital expenditures and $87 million for an acquisition during the fourth quarter of 2022.

Financing Activities

Cash used for financing activities for the Successor year ended December 31, 2023 was $231 million. The primary drivers of cash provided by financing activities were due to a net decrease of $108 million in fiduciary liabilities, $40 million in share repurchases, $25 million of repayments to banks net of borrowings, $25 million principal payments on finance lease obligations, and $16 million for tax payment for shares/units withheld in lieu of taxes. The decrease in fiduciary cash is primarily due to timing of client funding and subsequent disbursement of payments.

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

Cash, Cash Equivalents and Fiduciary Assets

At December 31, 2023, our cash and cash equivalents were $358 million, an increase of $108 million from December 31, 2022. Of the total balances of cash and cash equivalents as of December 31, 2023 and December 31, 2022, none of the balances were restricted as to its use.

Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash of $1,401 million and $1,509 million at December 31, 2023 and December 31, 2022, respectively.

Other Liquidity Matters

Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. For further information, see the “Risk Factors” section within Item 1A. of this Annual Report.

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

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. For the year ended December 31, 2023, we paid $7 million related to the TRA. As of December 31, 2023, we expect to make payments of $62 million and $89 million in 2024 and 2025, respectively.

Contractual Obligations and Commitments

For the year ended December 31, 2023, the Company had various obligations and commitments outstanding including debt of $2,794 million, operating leases of $106 million, finance leases of $18 million and purchase obligations of $100 million. Over the twelve months ending December 31, 2024, we expect to pay $25 million, $33 million, $9 million and $32 million for our debt, operating leases, finance leases and purchase obligations, respectively. For further information of each these obligations, refer to the Consolidated Financial Statements within Item 8 of this Annual Report, Note 8 “Debt”, Note 19 “Lease Obligations” and Note 20 “Commitments and Contingencies”.

During 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company, through 2028. As of December 31, 2023, the non-cancellable services obligation totaled $818 million, with $154 million expected to be paid over the twelve months ended December 31, 2024. We may terminate our arrangement with Wipro with cause or for our convenience. In the case of a termination for convenience, we would be required to pay a termination fee. If we had terminated the Wipro arrangement on December 31, 2023, we estimate that the termination charges would have been approximately $288 million.

Other Liquidity Matters

Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. For further information, see the “Risk Factors” section within Item 1A. of this Annual Report.

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

We record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the year ended December 31, 2023, an additional TRA liability of $109 million was established as a result of these exchanges. This amount along with the total impact of exchanges of $43 million for the year ended December 31, 2023, are excluded from the portion of the TRA liability that is measured at fair value on a recurring basis.

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

The $733 million TRA liability balance at December 31, 2023 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 27.0%, (ii) no material changes in tax law, (iii) the ability to utilize tax attributes based on current alternative tax forecasts, and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 7.9%, which was determined based on benchmark rates of a similar duration. A hypothetical increase or decrease of 75 bps in the discount rate assumptions used for fiscal year 2023, would result in a change of approximately $24 million.

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

During the fourth quarter of 2023, the Company performed a quantitative assessment in accordance with ASC 350. We evaluated the potential for goodwill impairment by considering macroeconomic conditions, industry and market conditions, cost factors, both current and future expected financial performance, and relevant entity-specific events for each of the reporting units. We also considered our overall market performance discretely as well as in relation to our peers. We utilized a discount rate of 11.5% and a long-term growth rate of 3.5% for our Health and Wealth Solutions reporting units in the determination of fair value. We utilized a discount rate of 12.0% and a long-term growth rate of 3.5% in the determination of fair value for our Cloud Services reporting unit. We utilized a discount rate of 15.0% and a long-term growth rate of 3.0% for our Professional Services reporting unit fair value determination. Other significant assumptions utilized included the Company’s projections of expected future revenues and EBITDA margin, which is defined as earnings before interest, taxes, depreciation and intangible amortization as a percentage of revenue.

The Company determined the fair value of its reporting units exceeded the carrying value as of October 1, 2023, and therefore, goodwill was not impaired. Based on the results of the Company’s quantitative assessment, the fair value of the Health Solutions and Wealth Solutions reporting units exceeded their carrying values by 1.8% and 7.1%, respectively. A hypothetical 25-basis point increase in the discount rate or a hypothetical 50-basis point decrease in the long-term growth rate could have resulted in a goodwill impairment in the Company’s Health Solutions reporting unit of $82 million.

Subsequent to our October 1, 2023 annual impairment test, we evaluated the macroeconomic, industry and market conditions to determine whether there had been any significant changes. While these factors remained broadly consistent with those that existed as of our annual impairment test date, subsequent to that date, the Company had begun a strategic portfolio review which resulted in new market information relating to the Cloud Services and Professional Services reporting units that did not exist as of October 1, 2023. Management determined there was an interim indicator of impairment with the Cloud Services and Professional Services reporting units. As part of this process, the Company identified a goodwill impairment in its Cloud Services reporting unit and recorded a $148 million non-cash goodwill impairment charge, which is included in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2023. No additional goodwill impairment testing was warranted based on this assessment. The Company's Professional Services reporting unit fair value exceeded its carrying value by 0.7% or approximately $1 million, and the estimated fair value of the Health Solutions and Wealth Solutions reporting units continued to exceed their respective carrying values. At December 31, 2023, our Health Solutions, Wealth Solutions, Cloud Services and Professional Services reporting units had $3,084 million, $128 million, $258 million and $73 million of goodwill, respectively.

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

Our term loan agreements include an interest rate floor of 50 basis points (“bps”) plus a margin based on defined ratios. We also utilized interest rate swap agreements (designated as cash flow hedges) to fix portions of the floating interest rates through December 2026. A hypothetical increase of 25 bps in our term loans, net of hedging activity, would have resulted in a change to annual interest expense of approximately $1 million in fiscal year 2023. For more information regarding our term loans and their applicable variable rates, see Note 8 "Debt" within the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

Alight, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2

Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	F-4

Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2023, December 31, 2022 and Six Months ended December 31, 2021 (Successor) and Six Months ended June 30, 2021 (Predecessor)

F-5

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2023, December 31, 2022 and Six Months ended December 31, 2021 (Successor) and Member's Equity for the Six Months ended June 30, 2021 (Predecessor)

F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 2023 , December 31, 2022 and Six Months ended December 31, 2021 (Successor) and Six Months Ended June 30, 2021 (Predecessor)	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alight, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alight, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the period from July 1, 2021 through December 31, 2021 (Successor), the related consolidated statements of comprehensive income (loss), members’ equity and cash flows for the period from January 1, 2021 through June 30, 2021 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, the period from July 1, 2021 through December 31, 2021 (Successor), and the period from January 1, 2021 through June 30, 2021 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Description of the Matter

At December 31, 2023, the Company’s Health Solutions, Wealth Solutions, Cloud Services, and Professional Services reporting units had $3,084 million, $128 million, $258 million and $73 million of goodwill, respectively, as disclosed in Note 6 to the consolidated financial statements. Goodwill is tested for impairment at the reporting unit level at least annually or when impairment indicators are present. The Company determined the fair value of its Health Solutions, Wealth Solutions and Professional Services reporting units exceeded the carrying values. The Company recognized an impairment of $148 million related to the Cloud Services reporting unit during the year ended December 31, 2023.

Auditing management’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the Company’s reporting units. The more subjective assumptions used in the analysis were projections of future revenue growth and earnings before interest, taxes, depreciation and intangible amortization margin, the long term growth rate, and the discount rate, which are all affected by expectations about future market or economic conditions.

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

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We involved our valuation specialists to evaluate the Company’s model, methods, and the more sensitive assumptions utilized, such as the discount rate. We compared the significant assumptions used by management to current industry, market and economic trends. In addition, we assessed the historical accuracy of management’s estimates, performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions, and tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also tested the completeness and accuracy of the underlying data used by management in its analysis.

Measurement of the Tax Receivable Agreement Liability

Description of the Matter

As discussed in Note 15 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain owners of Alight Holdings prior to the Business Combination, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. At December 31, 2023, the Company’s liability due under the TRA (“TRA liability”) that is measured at fair value on a recurring basis was $634 million.

Auditing management’s accounting for the TRA liability that is measured at fair value on a recurring basis is especially challenging and judgmental due to the complex model used to calculate the TRA liability. Also, the liability recorded is based on several inputs, including the discount rate applied to the TRA payments. Significant changes in the discount rate could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process of measuring the TRA liability at fair value, including management's controls over the completeness and accuracy of the underlying data used in the valuation and the controls over management's review of the significant inputs discussed above.

Our audit procedures included, among others, testing the measurement of the TRA liability measured at fair value by evaluating whether the calculation of the TRA liability was in accordance with the terms set out in the TRA and recalculating the TRA liability. With the assistance of our valuation specialists, we evaluated the reasonableness of the discount rate by testing the third-party inputs and the valuation methodology employed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Chicago, Illinois

February 29, 2024

Alight, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$358	$250
Receivables, net	698	678
Other current assets	319	379
Total Current Assets Before Fiduciary Assets	1,375	1,307
Fiduciary assets	1,401	1,509
Total Current Assets	2,776	2,816
Goodwill	3,543	3,679
Intangible assets, net	3,554	3,872
Fixed assets, net	371	320
Deferred tax assets, net	41	6
Other assets	497	542
Total Assets	$10,782	$11,235

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$444	$508
Current portion of long-term debt, net	25	31
Other current liabilities	317	300
Total Current Liabilities Before Fiduciary Liabilities	786	839
Fiduciary liabilities	1,401	1,509
Total Current Liabilities	2,187	2,348
Deferred tax liabilities	32	60
Long-term debt, net	2,769	2,792
Long-term tax receivable agreement	733	568
Financial instruments	109	97
Other liabilities	210	281
Total Liabilities	$6,040	$6,146
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 1,000.0 shares authorized; 510.9 and 478.3 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Class B Common Stock: $0.0001 par value, 20.0 shares authorized; 9.9 and 10.0 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Class V Common Stock: $0.0001 par value, 175.0 shares authorized; 29.0 and 63.5 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Class Z Common Stock: $0.0001 par value, 12.9 shares authorized; 3.4 and 5.6 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Treasury stock, at cost (6.4 and 1.5 shares at December 31, 2023 and December 31, 2022, respectively)	(52)	(12)
Additional paid-in-capital	4,946	4,514
Retained deficit	(503)	(158)
Accumulated other comprehensive income	71	95
Total Alight, Inc. Stockholders' Equity	$4,462	$4,439
Noncontrolling interest	280	650
Total Stockholders' Equity	$4,742	$5,089
Total Liabilities and Stockholders' Equity	$10,782	$11,235

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Successor			Predecessor

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
(in millions, except per share amounts)	2023	2022	2021	2021
Revenue	$3,410	$3,132	$1,554	$1,361
Cost of services, exclusive of depreciation and amortization	2,188	2,080	1,001	888
Depreciation and amortization	82	56	21	38
Gross Profit	1,140	996	532	435

Operating Expenses
Selling, general and administrative	754	671	304	222
Depreciation and intangible amortization	339	339	163	111
Goodwill impairment	148	—	—	—
Total Operating expenses	1,241	1,010	467	333
Operating Income (Loss)	(101)	(14)	65	102
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	10	(38)	65	—
(Gain) Loss from change in fair value of tax receivable agreement	118	(41)	(37)	—
Interest expense	131	122	57	123
Other (income) expense, net	6	(16)	3	9
Total Other (income) expense, net	265	27	88	132
Income (Loss) Before Taxes	(366)	(41)	(23)	(30)
Income tax expense (benefit)	(4)	31	25	(5)
Net Income (Loss)	(362)	(72)	(48)	(25)
Net income (loss) attributable to noncontrolling interests	(17)	(10)	(13)	—
Net Income (Loss) Attributable to Alight, Inc.	$(345)	$(62)	$(35)	$(25)

Earnings Per Share
Basic (net loss) earnings per share	$(0.70)	$(0.14)	$(0.08)	$
Diluted (net loss) earnings per share	$(0.70)	$(0.14)	$(0.08)	$

Net Income (Loss)	$(362)	$(72)	$(48)	$(25)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(42)	114	9	23
Foreign currency translation adjustments	9	(14)	—	8
Total Other comprehensive income (loss), net of tax:	(33)	100	9	31
Comprehensive Income (Loss) Before Noncontrolling Interests	(395)	28	(39)	6
Comprehensive income (loss) attributable to noncontrolling interests	(26)	3	(12)	—
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(369)	$25	$(27)	$6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total		Total
	Common	Treasury	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2021	$—	$—	$4,228	$(96)	$8	$4,140	$788	$4,928
Net income	—	—	—	(62)	—	(62)	(10)	(72)
Other comprehensive income, net	—	—	—	—	87	87	13	100
Common stock issued under ESPP	—	—	—	—	—	—	—	—
Conversion of noncontrolling interest	—	—	113	—	—	113	(141)	(28)
Share-based compensation expense	—	—	181	—	—	181	—	181
Shares withheld in lieu of taxes	—	—	(8)	—	—	(8)	—	(8)
Share repurchases	—	(12)	—	—	—	(12)	—	(12)
Balance at December 31, 2022	$—	$(12)	$4,514	$(158)	$95	$4,439	$650	$5,089
Net income	—	—	—	(345)	—	(345)	(17)	(362)
Other comprehensive income, net	-	-	-	-	(24)	(24)	(9)	(33)
Common stock issued under ESPP	-	-	10	-	-	10	-	10
Conversion of noncontrolling interest	-	-	278	-	-	278	(344)	(66)
Share-based compensation expense	-	-	160	-	-	160	-	160
Shares withheld in lieu of taxes	-	-	(16)	-	-	(16)	-	(16)
Share repurchases	-	(40)	-	-	-	(40)	-	(40)
Balance at December 31, 2023	$-	$(52)	$4,946	$(503)	$71	$4,462	$280	$4,742

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Consolidated Statements of Cash Flows

	Successor			Predecessor
	Year ended	Year ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
(in millions)	2023	2022	2021	2021
Operating activities:
Net income (loss)	$(362)	$(72)	$(48)	$(25)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	102	79	31	49
Intangible asset amortization	319	316	153	100
Noncash lease expense	19	25	11	10
Financing fee and premium amortization	(2)	(2)	(2)	9
Share-based compensation expense	160	181	67	5
(Gain) loss from change in fair value of financial instruments	10	(38)	65	—
(Gain) loss from change in fair value of tax receivable agreement	118	(41)	(37)	—
Release of unrecognized tax provision	(1)	(31)	—	1
Deferred tax expense (benefit)	(9)	26	—	(1)
Goodwill Impairment	148	—	—	—
Other	2	1	11	1
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(25)	(136)	(28)	51
Accounts payable and accrued liabilities	(68)	72	56	(45)
Other assets and liabilities	(25)	(94)	(222)	(97)
Cash provided by operating activities	$386	$286	$57	$58
Investing activities:
Acquisition of businesses, net of cash acquired	1	(87)	(1,793)	—
Capital expenditures	(160)	(148)	(59)	(55)
Cash used in investing activities	$(159)	$(235)	$(1,852)	$(55)
Financing activities:
Net increase (decrease) in fiduciary liabilities	(108)	229	266	(15)
Distributions of equity	—	—	(1)	—
Borrowings from banks	—	104	627	110
Financing fees	—	(3)	(8)	—
Repayments to banks	(25)	(141)	(120)	(124)
Principal payments on finance lease obligations	(25)	(30)	(14)	(17)
Payments on tax receivable agreements	(7)	—	—	—
Tax payment for shares/units withheld in lieu of taxes	(16)	(8)	(11)	(1)
Deferred and contingent consideration payments	(9)	(85)	(2)	(1)
FTAC share redemptions	—	—	(142)	—
Proceeds related to FTAC investors	—	—	1,813	—
Repurchase of shares	(40)	(12)	—	—
Other financing activities	(1)	—	(8)	(16)
Cash provided by (used in) financing activities	$(231)	$54	$2,400	$(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	2	11	—
Net increase (decrease) in cash, cash equivalents and restricted cash	—	107	616	(61)
Cash, cash equivalents and restricted cash at beginning of period	1,759	1,652	1,036	1,536
Cash, cash equivalents and restricted cash at end of period	$1,759	$1,759	$1,652	$1,475

Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$358	250	$372	$460
Restricted cash included in fiduciary assets	1,401	1,509	1,280	1,015
Total cash, cash equivalents and restricted cash	$1,759	$1,759	$1,652	$1,475

Supplemental disclosures:
Interest paid	$128	$126	$64	$112
Income taxes paid	46	17	8	5

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset additions acquired through finance leases	$12	$9	$2	$2
Right of use asset additions acquired through operating leases	4	11	2	10

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Nature of Business

Alight delivers human capital management solutions to many of the world’s largest and most complex companies. This includes the implementation and administration of both employee wellbeing (e.g. health, wealth and leaves benefits) and global payroll solutions. In addition, the Company implements and runs human capital management software platforms on behalf of third-party providers.

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the “Predecessor” or “Alight Holdings”) completed a business combination (the “Business Combination”) with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, “the Company”, “we” “us” “our” or the “Successor”). As of December 31, 2023, Alight owned 95% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was approximately 5% as of December 31, 2023.

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

Segment Reporting

Effective January 1, 2023, the Company's former Hosted business revenues and gross margin are reported in Other as the business is no longer core to the Company’s operations. There is no change in composition among the Employer Solutions and Professional Services segments. Additionally, the Company changed its measure of segment profit and loss that is reported to the chief operating decision maker ("CODM") for purposes of making decisions about allocating resources to the Company’s segments and assessing business performance. See Note 12 “Segment Reporting” for additional information.

Nature of Business

We are a leading cloud-based provider of integrated digital human capital and business solutions. We have an unwavering belief that a company’s success starts with its people, and our solutions connect human insights with technology. The Alight Worklife® employee engagement platform provides a seamless customer experience by combining content, plus artificial intelligence (“AI”) and data analytics to enable Alight’s business process as a service ("BPaaS") model. Our mission-critical solutions enable employees to enrich their health, wealth and wellbeing which helps global organizations achieve a high-performance culture. Our solutions include:

•
Employer Solutions: are driven by our Alight Worklife platform, and include total employee wellbeing, integrated benefits administration, healthcare navigation, financial wellbeing, leave of absence management, retiree healthcare and payroll. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. Our clients’ employees benefit from an integrated platform and user experience, coupled with a full-service customer care center, helping them manage the full life cycle of their health wealth and wellbeing.
•
Professional Services: includes our project-based cloud deployment and consulting offerings that provide expertise with both human capital and financial platforms. Specifically, this includes cloud advisory and deployment, and optimization services for cloud platforms such as Workday, SAP SuccessFactors, Oracle, and Cornerstone OnDemand.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

Cash and Cash Equivalents

Cash and cash equivalents include cash balances. At December 31, 2023 and December 31, 2022, Cash and cash equivalents totaled $358 million and $250 million, respectively, and none of the balances were restricted as to its use.

Fiduciary Assets and Liabilities

Some of the Company’s agreements require it to hold funds to pay certain obligations on behalf of its clients. Funds held on behalf of clients are segregated from Company funds, and their use is restricted to the payment of obligations on behalf of clients. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. These funds are recorded as Fiduciary assets with the related obligation recorded as Fiduciary liabilities in the Consolidated Balance Sheets. Our Fiduciary assets included cash of $1,401 million and $1,509 million at December 31, 2023 and December 31, 2022, respectively.

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

Allowance for Expected Credit Losses

The Company’s allowance for expected credit losses with respect to trade receivables and contract assets is based on a combination of factors, including evaluation of historical write-offs, current conditions and reasonable economic forecasts that affect collectability and other qualitative and quantitative analysis. Receivables, net included an allowance for expected credit losses of $12 million and $9 million at December 31, 2023 and December 31, 2022, respectively.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

Foreign Currency

Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. The operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current exchange rates in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in net foreign currency translation adjustments within the Consolidated Statements of Stockholders’ Equity. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other (income) expense, net within the Consolidated Statements of Comprehensive Income (Loss). The impact of the foreign exchange gains and losses for the Successor year ended December 31, 2023 and year ended December 31, 2022 was a loss of $10 million and a gain of $1 million, respectively. The impact of the foreign exchange gains and losses for Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021 were a loss of $4 million and a loss of $9 million, respectively.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

Ongoing administration services phase – For all solutions, the ongoing administration phase includes a variety of plan and payroll administration services and system support services. More specifically, these services include data management, calculations, reporting, fulfillment/communications, compliance services, call center support, and in our Health Solutions agreements, annual on-boarding and enrollment support. While there are a variety of activities performed across all solutions, the overall nature of the obligation is to provide integrated administration solutions to the customer. The agreement represents a stand-ready obligation to perform these activities across all solutions on an as-needed basis. The customer obtains value from each period of service, and each time increment (i.e., each month, or each benefit cycle in the case of our Health Solutions arrangements) is distinct and substantially the same. Accordingly, the ongoing administration services for each solution represents a series and each series (i.e., each month, or each benefit cycle including the enrollment period in the case of our Health Solutions arrangements) of distinct services are deemed to be a single performance obligation. In agreements that include multiple performance obligations, the transaction price related to each performance obligation is based on a relative stand-alone selling price basis. We establish the stand-alone selling price using a suitable estimation method, which includes a market assessment approach using observable market prices the Company charges separately for similar solutions to similar customers, or an expected cost plus margin approach.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

Contract Costs

Costs to obtain a Contract

The Company capitalizes incremental costs to obtain a contract with a customer that are expected to be recovered. Assets recognized for the costs to obtain a contract, which primarily includes sales commissions paid in relation to the initial contract, are amortized over the expected life of the underlying customer relationships, which is generally 7 years for our payroll, cloud and leaves solutions and generally 15 years for all of our other solutions. For situations where the duration of the contract is 1 year or less, the Company has applied a practical expedient and recognized the costs of obtaining a contract as an expense when incurred. These costs are recorded in Cost of services, exclusive of depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss).

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Costs to fulfill a Contract

The Company capitalizes costs to fulfill contracts which includes highly customized implementation efforts to set up clients and their human resource, payroll or benefit programs. Assets recognized for the costs to fulfill a contract are amortized on a systematic basis over the expected life of the underlying customer relationships, which is generally 7 years for our payroll, cloud and leaves solutions and generally 15 years for all of our other solutions.

Amortization for all contracts costs is recorded in Cost of services, exclusive of depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss), see Note 5 “Other Financial Data”.

4. Acquisitions

2022 Acquisition

In December 2022, the Company completed the acquisition of ReedGroup for a purchase price of approximately $86 million, net of cash acquired. This acquisition was not material to the Company’s results of operations, financial position, or cash flows. The Company accounted for the acquisition as a business combination under Accounting Standards Codification Topic 805, Business Combinations. The goodwill identified by this acquisition is primarily attributed to the synergies that are expected to be realized as well as intangible assets that do not qualify for separate recognition, such as assembled workforce. None of the goodwill is expected to be deductible for income tax purposes. The purchase price allocation was based upon a valuation and the Company's estimates and assumptions. The business is now wholly owned by the Company and is included within the Employer Solutions segment.

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
(3)
The TRA and Seller Earnouts represent liability classified contingent consideration. Refer to Note 9 “Stockholders’ Equity”, Note 14 “Financial Instruments” and Note 15 “Tax Receivable Agreement” for further discussion.
(4)
The fair value of the noncontrolling interest is based on the fair value of acquired business, which was determined based on the price of the Company's Class A Common Stock at the July 2, 2021 Closing Date, plus the contingent consideration related to the Seller Earnouts. The noncontrolling interest is exchangeable for Class A Common Stock at the option of the holder. Refer to Note 9 “Stockholders’ Equity” for additional information.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

Intangible Assets and Goodwill

Intangible assets include customer-related and contract-based intangibles and technology with estimated useful lives of 13 years and 5 years, respectively. Approximately $77 million was allocated to goodwill, all of which was tax deductible.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

5. Other Financial Data

Consolidated Balance Sheets Information

Receivables, net

The components of Receivables, net are as follows (in millions):

	December 31,	December 31,
	2023	2022
Billed and unbilled receivables	$710	$687
Allowance for expected credit losses	(12)	(9)
Balance at end of period	$698	$678

The Company has not experienced significant write-downs in its receivable balances.

Other current assets

The components of Other current assets are as follows (in millions):

	December 31,	December 31,
	2023	2022
Deferred project costs	$50	$43
Prepaid expenses	63	68
Commissions receivable	107	149
Other	99	119
Total	$319	$379

Other assets

The components of Other assets are as follows (in millions):

	December 31,	December 31,
	2023	2022
Deferred project costs	$371	$342
Operating lease right of use asset	68	86
Commissions receivable	22	28
Other	36	86
Total	$497	$542

The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs for the Successor years ended December 31, 2023 and 2022, Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021 were $56 million, $50 million, $31 million and $33 million, respectively, and are recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Consolidated Statements of Comprehensive Income (Loss).

Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balance in Other current assets as of December 31, 2023 and December 31, 2022 was $60 million and $72 million, respectively. The balance in Other assets as of December 31, 2023 and December 31, 2022 was $17 million and $62 million, respectively, (see Note 13 “Derivative Financial Instruments” for further information).

See Note 19 "Lease Obligations" for further information regarding the Operating lease right of use assets recorded as of December 31, 2023 and 2022.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Fixed assets, net

The components of Fixed assets, net are as follows (in millions):

	December 31,	December 31,
	2023	2022
Capitalized software	$340	$183
Leasehold improvements	47	42
Computer equipment	122	116
Furniture, fixtures and equipment	14	12
Construction in progress	59	73
Total Fixed assets, gross	582	426
Less: Accumulated depreciation	211	106
Fixed assets, net	$371	$320

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

Included in Computer equipment are assets under finance leases. The balances as of December 31, 2023 and 2022, net of accumulated depreciation related to these assets, were $21 million and $46 million, respectively.

Other current liabilities

The components of Other current liabilities are as follows (in millions):

	December 31,	December 31,
	2023	2022
Deferred revenue	$148	$141
Operating lease liabilities	35	34
Finance lease liabilities	11	25
Other	123	100
Total	$317	$300

Other liabilities

The components of Other liabilities are as follows (in millions):

	December 31,	December 31,
	2023	2022
Deferred revenue	$82	$93
Operating lease liabilities	71	103
Finance lease liabilities	7	18
Unrecognized tax positions	13	13
Other	37	54
Total	$210	$281

The current and non-current portions of deferred revenue relate to consideration received in advance of performance under client contracts. During the Successor year ended December 31, 2023 and 2022, Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021, revenue of approximately, $163 million, $123 million, $44 million, and $101 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.

Other current liabilities as of December 31, 2023 and December 31, 2022, included the current portion of tax receivable agreement liability of $62 million and $7 million, respectively (see Note 15 "Tax Receivable Agreement" for additional information).

As of December 31, 2023 and 2022, the current and non-current portions of operating lease liabilities represent the Company's obligation to make lease payments arising from a lease (see Note 19 "Lease Obligations" for further information). Operating leases for the Company's office facilities expire at various dates through 2031.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There were no interest rate swaps recorded in Other current liabilities as of December 31, 2023. The balance in Other liabilities as of December 31, 2023 was $3 million (see Note 13 “Derivative Financial Instruments” for additional information). There were no interest rate swaps recorded in Other current liabilities or Other liabilities as of December 31, 2022.

6. Goodwill and Intangible assets, net

The changes in the net carrying amount of goodwill are as follows (in millions):

	Employer	Professional
	Solutions	Services	Total
Balance as of December 31, 2022	$3,606	$73	$3,679
Acquisitions(1)	10	—	10
Impairment(2)	(148)	—	(148)
Foreign currency translation	2	—	2
Balance at December 31, 2023	$3,470	$73	$3,543

(1)
Amounts relate to measurement period adjustments from prior acquisitions.
(2)
Amounts relate to a non-cash goodwill impairment charge related to the Company's Cloud Services reporting unit.

Goodwill for each reporting unit is tested for impairment annually as of October 1, or more frequently if there are indicators that a reporting unit may be impaired. Accounting Standard Codification 350, Intangibles and Other ("ASC 350") states that an optional qualitative impairment assessment can be performed to determine whether an impairment is more likely than not by considering various factors such as macroeconomic and industry trends, reporting unit performance and overall business changes. If inconclusive evidence results from the qualitative impairment test, a quantitative assessment is performed where the Company determines the fair value of the reporting units by using a combination of the present value of expected future cash flows and a market approach based on earnings multiple data from peer companies using unobservable level 3 inputs. If an impairment is identified, an impairment is recorded by the amount that the carrying value exceeds the fair value for each reporting unit as a non-recurring fair value measurement. While the future cash flows are consistent with those that are used in our internal planning process inclusive of long-term growth assumptions, estimating cash flows requires significant judgment. Future changes to our projected cash flows can vary from the cash flows eventually realized, which may have a material impact on the outcomes of future goodwill impairment tests. The Company uses a weighted average cost of capital that represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors.

During the fourth quarter of 2023, the Company performed a quantitative assessment in accordance with ASC 350. We evaluated the potential for goodwill impairment by considering macroeconomic conditions, industry and market conditions, cost factors, both current and future expected financial performance, and relevant entity-specific events for each of the reporting units. We also considered our overall market performance discretely as well as in relation to our peers. We utilized a discount rate of 11.5% and a long-term growth rate of 3.5% for our Health and Wealth Solutions reporting units in the determination of fair value. We utilized a discount rate of 12.0% and a long-term growth rate of 3.5% in the determination of fair value for our Cloud Services reporting unit. We utilized a discount rate of 15.0% and a long-term growth rate of 3.0% for our Professional Services reporting unit fair value determination. Other significant assumptions utilized included the Company’s projections of expected future revenues and EBITDA margin, which is defined as earnings before interest, taxes, depreciation and intangible amortization as a percentage of revenue.

The Company determined the fair value of its reporting units exceeded the carrying value as of October 1, 2023, and therefore, goodwill was not impaired. Based on the results of the Company’s quantitative assessment, the fair value of the Health Solutions and Wealth Solutions reporting units exceeded their carrying values by 1.8% and 7.1%, respectively. A hypothetical 25-basis point increase in the discount rate or a hypothetical 50-basis point decrease in the long-term growth rate could have resulted in a goodwill impairment in the Company’s Health Solutions reporting unit of $82 million.

Subsequent to our October 1, 2023 annual impairment test, we evaluated the macroeconomic, industry and market conditions to determine whether there had been any significant changes. While these factors remained broadly consistent with those that existed as of our annual impairment test date, subsequent to that date, the Company had begun a strategic portfolio review which resulted in new market information relating to the Cloud Services and Professional Services reporting units that did not exist as of October 1, 2023. Management determined there was an interim indicator of impairment with the Cloud Services and Professional Services reporting units. As part of this process, the Company identified a goodwill impairment in its Cloud Services reporting unit and recorded a $148 million non-cash goodwill impairment charge, which is included in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2023. No additional goodwill impairment testing was warranted based on this assessment. The Company's Professional Services reporting unit fair value exceeded its carrying value by 0.7% or approximately $1 million, and the estimated fair value of the Health Solutions and Wealth Solutions reporting units continued to exceed their respective

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

carrying values. At December 31, 2023, our Health Solutions, Wealth Solutions, Cloud Services and Professional Services reporting units had $3,084 million, $128 million, $258 million and $73 million of goodwill, respectively.

Intangible assets by asset class are as follows (in millions):

	December 31, 2023			December 31, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer-related and contract based intangibles	$3,671	$610	$3,061	$3,670	$364	$3,306
Technology related intangibles	263	108	155	263	63	200
Trade name (finite life)	408	70	338	408	42	366
Total	$4,342	$788	$3,554	$4,341	$469	$3,872

The net carrying amount of Intangible assets as of December 31, 2023 includes customer-related and contract based identifiable intangible assets, technology related intangible assets and trade name intangible assets. The change in gross carrying amounts for customer-related and contract-based intangibles includes the impact of foreign currency translation adjustments.

Amortization expense from finite-lived intangible assets for Successor years ended December 31, 2023 and 2022, Successor six months ended December 31, 2021 and Predecessor six months end June 31, 2021 was $319 million and $316 million, $153 million, and $100 million, respectively, which was recorded in Depreciation and intangible amortization in the Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible asset net carrying amount and weighted-average remaining useful lives as of December 31, 2023 (in millions, except for years):

	December 31, 2023		December 31, 2022
	Net	Weighted-Average	Net	Weighted-Average
	Carrying	Remaining	Carrying	Remaining
	Amount	Useful Lives	Amount	Useful Lives
Intangible assets:
Customer-related and contract-based intangibles	$3,061	12.5	$3,306	13.5
Technology-related intangibles	155	3.5	200	4.5
Trade name (finite life)	338	12.4	366	13.3
Total	$3,554		$3,872

Subsequent to December 31, 2023, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related	Technology	Trade
	and Contract Based	Related	Name
	Intangibles	Intangibles	Intangibles	Total
2024	$246	$44	$29	$319
2025	246	44	28	318
2026	246	44	27	317
2027	246	22	27	295
2028	246	1	27	274
Thereafter	1,831	—	200	2,031
Total amortization expense	$3,061	$155	$338	$3,554

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

7. Income Taxes

Provision for Income Taxes

(Loss) income before income tax expense (benefit) consists of the following (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
(Loss) income before income tax expense (benefit)
U.S. (loss) income	$(301)	$(27)	$(14)	$(28)
Non-U.S. (loss) income	(65)	(14)	(9)	(2)
Total	$(366)	$(41)	$(23)	$(30)

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

The provision for income tax consists of the following (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
Income tax expense (benefit):	2023	2022	2021	2021
Current:
Federal	$(10)	$(10)	$17	$1
State	11	5	3	—
Foreign	4	10	6	(5)
Total current tax expense (benefit)	$5	$5	$26	$(4)
Deferred tax expense (benefit):
Federal	$(3)	$18	$—	$—
State	(8)	6	—	—
Foreign	2	2	(1)	(1)
Total deferred tax (benefit) expense	$(9)	$26	$(1)	$(1)
Total income tax expense (benefit)	$(4)	$31	$25	$(5)

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Effective Tax Rate Reconciliation

The reconciliation of the effective tax rate for all periods presented is as follows (in millions):

	Successor						Predecessor
	Year Ended		Year Ended		Six Months Ended		Six Months Ended
	December 31,		December 31,		December 31,		June 30,
	2023		2022		2021		2021
	Amount	%	Amount	%	Amount	%	Amount	%
(Loss) income before income tax expense (benefit)	$(366)		$(41)		$(23)		$(30)
Provision for income taxes at the statutory rate	$(77)	21%	$(9)	21%	$(5)	21%	$—	—%
State income taxes, net of federal benefit	(1)	—%	3	(7)%	3	(12)%	—	—%
Jurisdictional rate differences	10	(3)%	8	(20)%	(11)	49%	1	(3)%
Changes in valuation allowances	10	(3)%	39	(95)%	23	(100)%	(2)	6%
Benefit of income not allocated to the Company	2	(1)%	6	(14)%	1	(4)%	—	—
Income in separate U.S. tax consolidations	1	—%	15	(37)%	16	(68)%	—	—
Non-deductible expenses	63	(17)%	4	(9)%	8	(35)%	(2)	6%
Tax credits	(14)	4%	(7)	17%	(4)	19%	—	—
Change in uncertain tax positions	—	—%	(28)	68%	(5)	24%	—	—
Other	2	—%	—	—%	(1)	(3)%	(2)	7%
Income tax expense (benefit)	$(4)	1%	$31	(76)%	$25	(109)%	$(5)	16%

The Company’s effective tax rate for the Successor year ended December 31, 2023 and year ended December 31, 2022 was 1% and (76%), respectively. The Company’s effective tax rate for Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021 was (109%) and 16%, respectively.

The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. Prior to the Business Combination, Alight Holdings operated as a U.S. Partnership which generally is not subject to federal and state income taxes. Subsequent to the Business Combination, the Company’s effective tax rate differs from the U.S.’s statutory rate primarily due to foreign rate differences, valuation allowances, separate entity corporate taxes, changes in statutory reserves, and the noncontrolling interest associated with the portion of Alight Holdings income not allocable to the Company. The Company is taxed as a corporation and is subject to corporate federal, state, and local taxes on the income allocated to it from Alight Holdings, based upon the Company’s economic interest in Alight Holdings, and any stand-alone income or loss generated by the Company. Alight Holdings and certain subsidiaries combine to form a single entity taxable as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, Alight Holdings is not subject to U.S. federal and certain state and local income taxes. The partners of Alight Holdings, including the Company, are liable for federal, state, and local income taxes based on their allocable share of Alight Holdings’ pass-through taxable income, which includes income of Alight Holdings’ subsidiaries that are treated as disregarded entities separate from Alight Holdings for income tax purposes. The effective tax rate for the Successor year ended December 31, 2023 is lower than the 21% U.S. statutory corporate income tax rate primarily due to the structure after the Business Combination, the recognition of expenses which are not deductible for income tax purposes, including the goodwill impairment charge, and valuation allowances.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Deferred Income Taxes

The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	Successor
	December 31,	December 31,
	2023	2022
Deferred tax assets:
Employee benefit plans	$1	$3
Interest expense carryforward	64	55
Other credits	57	39
Tax receivable agreement	114	72
Other accrued expenses	1	—
Seller Earnouts	12	11
Intangible assets	4	—
Net operating losses	165	213
Other	3	5
Total	421	398
Valuation allowance on deferred tax assets	(140)	(127)
Total	$281	$271
Deferred tax liabilities:
Intangible assets	$(45)	$(32)
Investment in partnership	(194)	(254)
Interest rate swap	(15)	(30)
Other	(18)	(9)
Total	$(272)	$(325)
Net deferred tax (liability) asset	$9	$(54)

As a result of the Business Combination, the Company established a deferred tax asset for the value of certain tax loss and credit carryforward attributes of the merged entities. In addition, the Company established a deferred tax liability to account for the difference between the Company’s book and tax basis in its investment in Alight Holdings. The Company also has historically maintained deferred tax assets on certain net operating loss (“NOL”) carryforwards in non-U.S. jurisdictions.

As of December 31, 2023 and 2022, the Company had U.S. and foreign NOLs of $165 million and $213 million, respectively. The material jurisdictions for the NOLs are the United States and United Kingdom and the NOLs can be carried forward indefinitely.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In evaluating the Company's ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including the period of expiration, scheduled reversals of deferred tax liabilities, tax-planning strategies, and three years of cumulative operating income (loss). Management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income by jurisdiction to which the tax asset relates. The Company maintains valuation allowances with regard to the tax benefits of certain NOLs and other deferred tax assets, and periodically assesses the adequacy thereof. During the year ended December 31, 2023, the valuation allowance increased by $13 million compared to the prior year, of which $10 million related to U.S. tax credits and $3 million related to NOLs in non-U.S. jurisdictions. During the year ended December 31, 2022, the valuation allowance decreased by $99 million compared to the prior year, primarily attributable to acquired NOLs and other deferred tax assets, as well as the effect of rate changes in non-U.S. jurisdictions.

The Tax Cuts and Jobs Act established global intangible law-taxed income ("GILTI") provisions that impose a tax on foreign income in excess of a deemed return on intangible assets of foreign corporations. The Company recognizes the taxes on GILTI as a period expense rather than recognizing deferred taxes for basis differences that are expected to affect the amount of GILTI inclusion upon reversal.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Uncertain Tax Positions

The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

Balance at January 1, 2021 (Predecessor)	$34
Additions for tax positions of prior years	1
Balance at June 30, 2021 (Predecessor)	$35

Balance at July 1, 2021 (Successor)	35
Lapse of statute of limitations	(5)
Balance at December 31, 2021 (Successor)	$30
Lapse of statute of limitations	(22)
Balance at December 31, 2022 (Successor)	$8
Lapse of statute of limitations	—
Balance at December 31, 2023 (Successor)	$8

The Company’s liability for uncertain tax positions as of December 31, 2023 and 2022 includes $8 million and $8 million, respectively, related to amounts that would impact the effective tax rate if recognized.

The Company records interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $6 million and $6 million as of December 31, 2023 and 2022, respectively. The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2019.

The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2016. With respect to open tax periods, the Company expects unrecognized tax benefits to decrease by an immaterial amount including interest and penalties, within 12 months of the reporting date. This expectation is based on the timing of limitation expirations on certain corporate income tax returns.
8. Debt

Debt outstanding consisted of the following (in millions):

		December 31,	December 31,
	Maturity Date	2023	2022
Term Loan	May 1, 2024	$—	$65
Term Loan, B-1 (1)	August 31, 2028	—	2,448
Fifth Incremental Term Loans(2)	August 31, 2028	2,488	—
Secured Senior Notes	June 1, 2025	306	310
$300 million Revolving Credit Facility, Amended	August 31, 2026	—	—
Total debt, net		2,794	2,823
Less: current portion of long-term debt, net		(25)	(31)
Total long-term debt, net		$2,769	$2,792

(1)
The net balance for the B-1 Term Loan includes unamortized debt issuance costs at December 31, 2022 of approximately $8 million.
(2)
The net balance for the Fifth Incremental Term Loans includes unamortized debt issuance costs at December 31, 2023 of approximately $8 million.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Interest rates on the B-1 Term Loan borrowings are based on the Secured Overnight Financing Rate ("SOFR"). The Company is required to make principal payments at the end of each fiscal quarter based on defined terms in the agreement with the remaining principal balances due on the maturity dates.

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

During the Successor year ended December 31, 2023 and December 31, 2022, and Successor six months ended December 31, 2021 and the Predecessor six months ended June 30, 2021, respectively, the Company made total principal payments of $25 million, $31 million, $571 million, and $13 million, respectively.

Secured Senior Notes

During May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes have a maturity date of June 1, 2025 and accrue interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.

Revolving Credit Facility

In May 2017, the Company entered into a 5-year $250 million Revolver with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the Revolver to October 31, 2024. In August 2021, the Company replaced and refinanced the Revolvers with a $294 million Revolver with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. No changes were made to the maturity date. At December 31, 2023, $3 million of unused letters of credit related to various insurance policies and real estate leases were issued under the Revolver and there were no additional borrowings. The Company is required to make periodic payments for commitment fees and interest related to the Revolver and outstanding letters of credit. During the Successor years ended December 31, 2023 and December 31, 2022, respectively, and the Successor six months ended December 31, 2021 and Predecessor six months year ended June 30, 2021, respectively, the Company made immaterial payments related to these fees.

Financing Fees, Premiums and Interest Expense

The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.

Total interest expense related to the debt instruments for the Successor years ended December 31, 2023 and December 31, 2022, respectively, and the Successor six months ended December 31, 2021 and Predecessor six months ended June 30, 2021, respectively, was $219 million, $138 million, $53 million, $105 million, respectively. This included a benefit of $2 million, $3 million, and $2 million for the Successor years ended December 31, 2023, December 31, 2022, and for the six months ended December 31, 2021, respectively, and an expense of approximately $8 million for the Successor six months ended June 30, 2021. Interest expense is recorded in Interest expense in the Consolidated Statements of Comprehensive Income (Loss), and is net of interest rate swap derivative gains recognized.

Principal Payments

Aggregate remaining contractual principal payments as of December 31, 2023 are as follows (in millions):

2024	$25
2025	325
2026	25
2027	25
2028	2,394
Total payments	$2,794

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

9. Stockholders’ Equity

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

Successor Equity

Preferred Stock

Upon the Closing Date of the Business Combination, 1,000,000 preferred shares, par value $0.0001 per share, were authorized. There were no preferred shares issued and outstanding as of December 31, 2023.

Class A Common Stock

As of December 31, 2023, 510,888,937 shares of Class A Common Stock, including 3,321,260 shares of unvested Class A Common Stock, were legally issued and outstanding. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.

Class B Common Stock

Upon the Closing Date of the Business Combination, certain equityholders of Alight Holdings received earnouts (the "Seller Earnouts") that resulted in the issuance of a total of 14,999,998 Class B instruments (including 470,760 unvested shares of Class B Common Stock related to employee compensation as of December 31, 2023) to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Shares in the Business Combination received shares of Class B Common Stock, and the equityholders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unitholders”) received Class B common units of Alight Holdings.

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

These Class B instruments (excluding the unvested Class B Common Stock related to employee compensation) are liability classified; refer to Note 14 “Financial Instruments” for additional information. As further described below, there are two series of Class B instruments outstanding.

Class B-1

As of December 31, 2023, 4,951,235 shares of Class B-1 Common Stock were legally issued and outstanding, including 235,380 unvested shares of Class B-1 Common Stock related to employee compensation. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

As of December 31, 2023, 2,548,764 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the Class A common shares equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Class B-2

As of December 31, 2023, 4,951,235 shares of Class B-2 Common Stock were legally issued and outstanding, par value of $0.0001, including 235,380 unvested shares of Class B-2 Common Stock related to employee compensation. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A common shares on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

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

As of December 31, 2023, 2,548,764 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3

Upon the Closing Date of the Business Combination, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001 per share, were authorized. There are no shares of Class B-3 Common Stock issued and outstanding as of December 31, 2023.

Class V Common Stock

As of December 31, 2023, shares of 28,962,218 Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unitholders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.

Class Z Common Stock

Upon the Closing Date of the Business Combination, a total of 8,671,507 Class Z instruments were issued to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class Z Common Stock, and the Continuing Unitholders received Class Z common units of Alight Holdings. The Class Z instruments were issued to the equityholders of the Predecessor to allow for the re-allocation of the consideration paid to the holders of unvested management equity (i.e., the unvested Class A, unvested Class B-1, and unvested Class B-2 Common Stock) to the equityholders of the Predecessor in the event such equity is forfeited under the terms of the applicable award agreement and will only vest in connection with any such forfeiture.

As of December 31, 2023, 3,420,215 shares of class Z Common Shares (2,988,649 Class Z-A, 215,783 Class Z-B-1, and 215,783 Class Z-B-2) were legally issued and outstanding. Holders of shares of Class Z-A, Class Z-B-1 and Class Z-B-2 Common Stock are not entitled to voting rights. The Class Z shares convert into shares of Class A Common Stock, Class B-1 or Class B-2 Common Stock, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 Common Stock issued to participating management holders.

As of December 31, 2023, 1,880,117 Class Z common units (1,642,881 Class Z-A, 118,618 Class Z-B-1, and 118,618 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. The Class Z units convert into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 Common Stock issued to participating management holders.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Class A Units

Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.

The Continuing Unitholders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Consolidated Balance Sheets. As of December 31, 2023, there were 539,851,156 Class A Units outstanding, of which 510,888,938 are held by the Company and 28,962,218 are held by the noncontrolling interest of the Company.

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

Exchange of Class A Units

During the Successor year ended December 31, 2023, 34,519,247 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $344 million, recorded in Additional paid-in capital. Pursuant to the Tax Receivable Agreement (the “TRA”) that we entered into in connection with the Business Combination, described in Note 15 "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $109 million, with offsets to Additional paid-in-capital. An additional $43 million increase to Additional paid-in-capital was due to exchanges as a result of deferred tax assets due to our change in ownership.

Secondary Offerings

On March 6, 2023, the Company completed a secondary offering of 46,000,000 shares of the Company’s Class A Common Stock by certain selling stockholders at a public offering price of $9.00 per share. In connection with the offering, the selling stockholders granted the underwriters a 30-day option to purchase up to 6,900,000 additional shares of the Company’s Class A Common Stock, which the underwriters exercised in full. The Company did not sell any shares of Class A Common Stock in the offering and did not receive any proceeds from the offering. The Company paid certain costs associated with the sale of shares by the selling stockholders, excluding underwriting discounts which were borne by the selling stockholders.

On August 16, 2023, the Company completed a secondary offering of 22,500,000 shares of the Company’s Class A Common Stock by certain selling stockholders at a public offering price of $7.98 per share. The Company did not sell any shares of Class A Common Stock in the offering and did not receive any proceeds from the offering. The Company paid certain costs associated with the sale of shares by the selling stockholders, excluding underwriting discounts which were borne by the selling stockholders.

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

During the Successor year ended December 31, 2023, 4,921,468 shares of Class A Common Stock were repurchased under the Program for a total cost of $40 million. As of December 31, 2023, there was $48 million remaining under the Program authorization for future share repurchases. Repurchased shares are reflected as Treasury Stock on the Consolidated Balance Sheets as a component of equity.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

The following table reflects the changes in our outstanding stock:

	Class A(2)	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2022	470,756,961	4,990,453	4,990,453	63,481,465	5,595,577	1,506,385
Conversion of noncontrolling interest	34,519,247	-	-	(34,519,247)	-	-
Shares granted upon vesting	7,129,735	-	-	-	(2,175,362)	-
Issuance for compensation to non-employees(1)	83,203	-	-	-	-	-
Share repurchases	(4,921,468)	-	-	-	-	4,921,468
Share forfeitures	-	(39,218)	(39,218)	-	-	-
Balance at December 31, 2023	507,567,678	4,951,235	4,951,235	28,962,218	3,420,215	6,427,853

(1)
Issued to certain members of the Board of Directors in lieu of cash retainer.
(2)
Does not include 3,321,260 of unvested shares of Class A Common Stock as of December 31, 2023.

Dividends

There were no dividends declared during the Successor years ended December 31, 2023 and 2022.

Accumulated Other Comprehensive Income

As of December 31, 2023, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.

Changes in accumulated other comprehensive income (loss), net of noncontrolling interests, are as follows (in millions):

	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments (1)	Swaps (2)	Total
Balance at December 31, 2022	$(11)	$106	$95
Other comprehensive income (loss) before reclassifications	10	33	43
Tax (expense) benefit	(2)	15	13
Other comprehensive income (loss) before reclassifications, net of tax	8	48	56
Amounts reclassified from accumulated other comprehensive income	-	(80)	(80)
Tax expense	-	-	-
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(80)	(80)
Net current period other comprehensive income (loss), net of tax	8	(32)	(24)
Balance at December 31, 2023	$(3)	$74	$71

(1)
Foreign currency translation adjustments include $5 million gains related to intercompany loans that have been designated long-term investment nature.
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

•
Class B units: The unvested Class B units of Alight Holdings were granted replacement unvested Class A Common Stock, unvested Class B-1 Common Stock, and unvested Class B-2 Common Stock of the Company that ultimately vest on the third anniversary of the Closing Date, but could vest earlier based on the achievement of certain market-based conditions.
•
Class A-1 units: The unvested Class A-1 units of Alight Holdings were granted replacement unvested Class A Common Stock, unvested Class B Common Stock, and unvested Class B-2 Common Stock of the Company on an equivalent fair value basis. The service-based portion of the grant vests ratably over periods of two to five years and the remaining portion vests upon achievement of certain market-based conditions.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

The Class B and Class A-1 units that were replaced represent the unvested Class A, unvested Class B-1 and unvested Class B-2 Common Stock subject to the forfeiture re-allocation provision per the Class Z instruments discussed in Note 9 “Stockholders’ and Members’ Equity”. These unvested shares are accounted for as restricted stock in accordance with ASC 718.

Successor Awards

In connection with the Business Combination, the Company adopted the Alight, Inc. 2021 Omnibus Incentive Plan. Under this plan, for grants issued during the Successor year ended December 31, 2023, approximately 60% of the units are subject to time-based vesting requirements and approximately 40% are subject to performance-based vesting requirements. The majority of the time-based RSUs vest ratably on an annual basis over a three-year period. The PRSUs granted vest upon achievement of various performance metrics aligned to goals established by the Company. As of December 31, 2023, there were 86,428,864 remaining shares of common stock authorized for issuance pursuant to the Company’s stock-based compensation plans under its 2021 Omnibus Incentive Plan.

The Company begins to recognize expense associated with the PRSUs when the achievement of the performance condition is deemed probable. During the year ended December 31, 2023, expected achievement levels did not change for any of the performance periods based on management's analysis of the corresponding performance conditions.

The fair value of each RSU and PRSU is based upon the grant date market price. The aggregate grant date fair value of RSUs and PRSUs granted during the Successor year ended December 31, 2023 was $58 million and $48 million, respectively.

Restricted Share Units and Performance Based Restricted Share Units

The following tables summarizes the unit activity related to the RSUs and PRSUs during the Successor years ended December 31, 2023, December 31, 2022 and the Successor six months ended December 31, 2021:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	RSUs(1)	Per Unit	PRSUs(1)(2)	Per Unit
Balance as of July 1, 2021	854,764	$9.91	7,816,743	$9.56
Granted	9,475,330	12.60	9,107,424	12.63
Vested	(3,014,054)	12.62	—	—
Forfeited	(167,624)	12.64	(181,054)	12.51
Balance as of December 31, 2021	7,148,416	$12.27	16,743,113	$11.20
Granted	5,019,998	9.01	15,816,619	11.76
Vested	(3,053,701)	12.24	—	—
Forfeited	(1,348,552)	11.46	(2,474,009)	11.90
Balance as of December 31, 2022	7,766,161	$10.28	30,085,723	$11.38
Granted	6,598,201	8.72	5,481,499	8.82
Vested	(4,338,325)	8.81	(3,860,600)	10.06
Forfeited	(1,851,225)	9.53	(3,664,948)	9.77
Balance as of December 31, 2023	8,174,812	$9.78	28,041,674	$11.25

(1)
These share totals include both unvested shares and restricted stock units.
(2)
PRSUs granted includes both new grants in the period as well as adjustments in the period to existing grants to account for the expected level of achievement of the performance-based vesting requirements.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Share-based Compensation

Total share-based compensation costs related to the RSUs and PRSUs are recorded in the Consolidated Statement of Comprehensive Income (Loss) as follows (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Cost of services, exclusive of depreciation and amortization	$39	$40	$19	$1
Selling, general and administrative	121	141	48	4
Total share-based compensation expense	$160	$181	$67	$5

As of December 31, 2023, total future compensation expense related to unvested RSUs is $50 million which will be recognized over a remaining weighted-average amortization period of approximately 1.5 years. As of December 31, 2023, total future compensation expense related to PRSUs is $57 million which will be recognized over the next 1.5 years.

Employee Stock Purchase Plan

In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. As of December 31, 2023, there were 11,961,530 remaining shares available for grant under the ESPP. For the year ended as of December 31, 2023, 1,499,751 shares had been issued under the ESPP and the amount of share-based compensation expense related to the ESPP was $2 million.

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

In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of December 31, 2023, the Seller Earnouts were excluded from the diluted earnings per share calculations.

Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Year Ended	Year Ended	Six Months Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Basic and diluted (net loss) earnings per share:
Numerator
Net (loss) income attributable to Alight, Inc. - basic	$(345)	$(62)	$(35)
Denominator
Weighted-average shares outstanding - basic	489,461,259	458,558,192	439,800,624
Basic (net loss) earnings per share	$(0.70)	$(0.14)	$(0.08)
Diluted (net loss) earnings per share	$(0.70)	$(0.14)	$(0.08)

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

For the Successor year ended December 31, 2023, 28,962,218 units related to noncontrolling interests and 10,080,390 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 14,999,998 shares related to the Seller Earnouts and 27,411,360 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.

For the Successor year ended December 31, 2022, 63,481,465 units related to noncontrolling interests and 7,624,817 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 14,999,998 shares related to the Seller Earnouts and 32,852,974 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.

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

Additionally, the Company changed its measure of segment profit and loss that is reported to the CODM for purposes of making decisions about allocating resources to the Company’s segments and assessing business performance.

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

The Company’s reportable segments have been determined using a management approach, which is consistent with the basis and manner in which the Company’s CODM uses financial information for the purposes of allocating resources and evaluating performance. The Company’s CODM is its Chief Executive Officer. The CODM evaluates the performance of the Company based on its total revenue and segment profit.

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Information regarding the Company’s current reportable segments is as follows (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Employer Solutions
Recurring	$2,695	$2,467	$1,213	$1,049
Project	268	251	134	107
Total Employer Solutions	2,963	2,718	1,347	1,156
Professional Services
Recurring	142	128	65	60
Project	279	243	121	124
Total Professional Services	421	371	186	184
Total Reportable Segments	3,384	3,089	1,533	1,340
Other	26	43	21	21
Total revenue	$3,410	$3,132	$1,554	$1,361

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Employer Solutions	$1,033	$911	$489	$392
Professional Services	109	86	44	46
Other	(2)	(1)	(1)	(3)
Total Gross Profit	1,140	996	532	435
Selling, general and administrative	754	671	304	222
Depreciation and intangible amortization	339	339	163	111
Goodwill Impairment	148	-	-	-
Operating Income (Loss)	(101)	(14)	65	102
(Gain) Loss from change in fair value of financial instruments	10	(38)	65	-
(Gain) Loss from change in fair value of tax receivable agreement	118	(41)	(37)	-
Interest expense	131	122	57	123
Other (income) expense, net	6	(16)	3	9
Income (Loss) Before Taxes	$(366)	$(41)	$(23)	$(30)

Revenue by geographic location is as follows (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	Six months Ends	Six months Ends
	December 31,	December 31,	December 31,	June 30
	2023	2022	2021	2021
United States	$2,993	$2,759	$1,358	$1,168
Rest of world	417	373	196	193
Total	$3,410	$3,132	$1,554	$1,361

There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

Long-lived assets, representing Fixed assets, net and Operating lease right of use assets, by geographic location is as follows (in millions):

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
United States	$389	$359
Rest of world	50	47
Total	$439	$406

13. Derivative Financial Instruments

The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps

The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of December 31, 2023	Fixed Rate	Expiration Date
December 2021	August 2020	$181,205,050	$516,919,634	0.7203%	April 2024
December 2021	August 2020	$388,877,200	$645,230,936	0.6826%	April 2024
December 2021	May 2022	$220,130,318	$270,246,116	0.4570%	April 2024
December 2021	May 2022	$306,004,562	$344,387,064	0.4480%	April 2024
December 2021	April 2024	$871,205,040	n/a	1.6533%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6560%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	n/a	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9100%	December 2026

Concurrent with the Term Loan refinancing, we amended our interest rate swap to incorporate Term SOFR. In accordance with Accounting Standards Codification Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR; as we are permitted to maintain designation through the transition. Also, during the Successor year ended December 31, 2023, we executed two additional interest rate swaps, which have been designated as cash flow hedges.

Certain swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. The Company currently has two instruments that the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments.

Financial Instrument Presentation

The fair values and location of outstanding derivative instruments recorded in the Consolidated Balance Sheets are as follows (in millions):

	December 31,	December 31,
	2023	2022
Assets
Other current assets	$60	$72
Other assets	17	62
Total	$77	$134

Liabilities
Other current liabilities	$—	$—
Other liabilities	3	—
Total	$3	$—

The Company estimates that approximately $64 million of derivative gains included in Accumulated other comprehensive income as of December 31, 2023 will be reclassified into earnings over the next twelve months.

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

14. Financial Instruments

Seller Earnouts

Upon completion of the Business Combination, the equity owners of Alight Holdings received an earnout in the form of nonvoting shares of Class B-1 and Class B-2 Common Stock, which automatically convert into Class A Common Stock if, at any time during the seven years following the Closing Date certain criteria are achieved. See Note 9 “Stockholders’ Equity” for additional information regarding the Seller Earnouts.

The portion of the Seller Earnouts related to employee compensation is accounted for as share-based compensation. See Note 10 “Share-Based Compensation Expense” for additional information.

The portion of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date. At December 31, 2023 and 2022, the Seller Earnouts had a fair value of $95 million and $96 million, respectively. For the Successor years ended December 31, 2023 and 2022, the fair value remeasurement of the Seller Earnouts was a gain of $2 million and $38 million, respectively, was recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Consolidated Statements of Comprehensive Income (Loss).

The fair value of the Class B-1 and B-2 Seller Earnouts, and the Class Z-B-1 and Z-B-2 contingent consideration instruments, is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurements"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 50%, risk-free interest rate of 3.88%, expected holding period of 4.51 years and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. An increase in the risk-free interest rate or expected volatility would result in an increase in the fair value measurement of the Seller Earnouts and vice versa.

In addition, the Class Z instruments are also accounted for as a contingent consideration liability at fair value within Financial instruments on the Consolidated Balance Sheets because these instruments do not meet the criteria for classification within equity. The fair value of the Class Z-A contingent consideration is determined using the ending share price as of the last day of each quarter. For the years ended December 31, 2023 and 2022, the Company recorded expense of $12 million and $1 million, respectively, in (Gain) Loss from change in fair value of financial instruments in the Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting. See Note 9 “Stockholders’ Equity” for additional information regarding these instruments.

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

The Company accounted for Warrants as liabilities at fair value within Financial instruments on the Consolidated Balance Sheets because the Warrants do not meet the criteria for classification within equity. The Warrants were subject to remeasurement at each balance sheet date. In December 2021, the majority of the Warrants were exercised under cashless (net) exercise provisions resulting in the issuance of 15,315,429 shares of Class A Common Stock. Additionally, the Company redeemed 742,918 Warrants for $0.10 per warrant.

Just prior to the exercise and redemption of the Warrants, the Company remeasured the warrant liability to its fair value. Upon exercise of the Warrants, the respective carrying value of the warrant liability was reclassified into additional paid in capital. As of December 31, 2023 , 2022 and 2021, no

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Warrants were outstanding. For the Successor six months ended December 31, 2021, a loss of $39 million was recorded in Loss from change in fair value of financial instruments in the Consolidated Statements of Comprehensive Income (Loss) due to the remeasurement of the warrant liability prior to the exercise and redemption of the Warrants.

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

The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at December 31, 2023 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 27.0%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 7.9%.

Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the year ended December 31, 2023, an additional TRA liability of $109 million was established as a result of these exchanges. As of the year ended December 31, 2023, $634 million of the TRA liability is measured at fair value on a recurring basis and $161 million is undiscounted and not remeasured at fair value.

The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable
Agreement Liability
Beginning balance as of December 31, 2022	$575
Fair value remeasurement	118
Payments	(7)
Conversion of noncontrolling interest	109
Ending Balance as of December 31, 2023	795
Less: current portion included in other current liabilities	(62)
Total long-term tax receivable agreement liability	$733

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$77	$—	$77
Total assets recorded at fair value	$—	$77	$—	$77

Liabilities
Interest rate swaps	$—	$3	$—	$3
Contingent consideration liability	$—	$—	$3	$3
Seller Earnouts liability	—	—	95	95
Tax receivable agreement liability (1)	—	—	634	634
Total liabilities recorded at fair value	$—	$3	$732	$735

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$134	$—	$134
Total assets recorded at fair value	$—	$134	$—	$134

Liabilities
Contingent consideration liability	—	—	13	13
Seller Earnouts liability	—	—	96	96
Tax receivable agreement liability (1)	—	—	575	575
Total liabilities recorded at fair value	$—	$—	$684	$684

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

Contingent Consideration

The contingent consideration liabilities relate to acquisitions in previous years and are included in Other current liabilities and Other liabilities on the Consolidated Balance Sheets. The fair value of these liabilities is determined using a discounted cash flow analysis. Changes in the fair value of the liabilities are included in Other (income) expense, net in the Consolidated Statements of Comprehensive Income (Loss). Significant unobservable inputs are used in the assessment of fair value, including assumptions regarding discount rates and probability assessments based on the likelihood of reaching the various targets set out in the acquisition agreements.

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Year Ended December 31
	2023	2022
Beginning balance	$13	$33
Measurement period adjustments	—	(2)
Accretion of contingent consideration	—	1
Remeasurement of acquisition-related contingent consideration	(5)	(15)
Payments	(5)	(4)
Ending Balance	$3	$13

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Additional Disclosures Regarding Fair Value Measurement

The fair value of the Company’s debt is classified as Level 2 within the fair value hierarchy and corroborated by observable market data is as follows (in millions):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$25	$25	$31	$31
Long-term debt, net	2,769	2,780	2,792	2,780
Total	$2,794	$2,805	$2,823	$2,811

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

During years ended December 31, 2023 and 2022, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.

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

From the inception of the plan through December 31, 2023, the Company has incurred total expenses of $85 million. These charges are recorded in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type that have been incurred through December 31, 2023:

	Twelve Months Ended		Estimated	Estimated
	December 31,	Inception to	Remaining	Total
	2023	Date	Costs	Cost

Employer Solutions
Severance and Related Benefits	$11	$11	$10	$21
Other Restructuring Costs(1)	56	56	35	91
Total Employer Solutions	$67	$67	$45	$112
Professional Services
Severance and Related Benefits	$1	$1	$3	$4
Total Professional Services	$1	$1	$3	$4
Corporate
Severance and Related Benefits	$15	$15	$6	$21
Other Restructuring Costs(1)	2	2	1	3
Total Corporate	$17	$17	$7	$24
Total Restructuring Costs	$85	$85	$55	$140

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

(1)
Other restructuring costs associated with the Transformation Program primarily include data center exit costs, third party fees associated with the restructuring, and costs associated with transitioning existing technology and processes.

As of December 31, 2023, approximately $10 million of the Company's total restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

	Severance and Related Benefits	Other Restructuring Costs	Total
Accrued restructuring liability as of December 31, 2022	$—	$—	$—
Restructuring charges	27	58	85
Cash payments	(21)	(55)	(76)
Accrued restructuring liability as of December 31, 2023	$6	$3	$9

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

The following table summarizes the changes in the accrual balance:

	Severance and	Other Restructuring
	Related Benefits	Costs	Total

Accrued restructuring liability as of December 31, 2022	$4	$4	$8
Cash payments	(3)	(4)	(7)
Accrued restructuring liability as of December 31, 2023	$1	$—	$1

18. Employee Benefits

Defined Contribution Savings Plans

Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the Successor years ended December 31, 2023, 2022, the six months ended December 31, 2021, and the Predecessor six months ended June 30, 2021, expenses were $55 million, $59 million, $24 million, and $31 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

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

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

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

The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants.

The components of lease expense were as follows (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Operating lease cost	$22	$25	$14	$16
Finance lease cost:
Amortization of leased assets	24	25	12	13
Interest of lease liabilities	2	3	2	2
Variable and short-term lease cost	7	6	3	3
Sublease income	(6)	(8)	(3)	(4)
Total lease cost	$49	$51	$28	$30

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31,	December 31,
	2023	2022
Operating Leases
Operating lease right-of-use assets	$68	$86

Current operating lease liabilities	35	34
Noncurrent operating lease liabilities	71	103
Total operating lease liabilities	$106	$137

Finance Leases
Fixed assets, net	$21	$46

Current finance lease liabilities	11	25
Noncurrent finance lease liabilities	7	18
Total finance lease liabilities	$18	$43

Weighted Average Remaining Lease Term (in years)
Operating leases	5.6	6.5
Finance leases	2.4	2.0

Weighted Average Discount Rate
Operating leases	4.8%	4.6%
Finance leases	3.8%	4.3%

Alight, Inc.

Notes to Consolidated Financial Statements — Continued

Supplemental cash flow and other information related to leases was as follows (in millions):

	Successor			Predecessor
	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	December 31,	December 31,	December 31,	June 30,
	2023	2022	2021	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$38	$48	$27	$22
Operating cash flows from finance leases	2	2	2	2
Financing cash flows from finance leases	25	30	14	17

Right-of use assets obtained in exchange for lease obligations
Operating leases	$4	$11	$2	$10
Finance leases	12	9	2	2

Future lease payments for lease obligations with initial terms in excess of one year as of December 31, 2023 are as follows (in millions):

	Finance Leases	Operating Leases
2024	$9	$33
2025	5	18
2026	3	17
2027	2	15
2028	—	13
Thereafter	—	24
Total lease payments	19	120
Less: amount representing interest	(1)	(14)
Total lease obligations, net	18	106
Less: current portion of lease obligations, net	(11)	(35)
Total long-term portion of lease obligations, net	$7	$71

The operating lease future lease payments include sublease rental income of $5 million and $2 million for 2024 and 2025, respectively.

20. Commitments and Contingencies

Legal

The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at December 31, 2023 and December 31, 2022 were not material.

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

Purchase Obligations

The Company’s expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $32 million, $20 million, $16 million, $16 million, $13 million, and $3 million for the years ended 2024, 2025, 2026, 2027, 2018 and thereafter, respectively.

Service Obligations

On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company.

The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $154 million, $162 million, $170 million, $178 million, and $154 million for the years ended 2024, 2025, 2026, 2027, 2028, respectively, and none thereafter.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

As reported in the Company’s Form 10-K for year ended December 31, 2022, management previously identified a material weakness in internal control over financial reporting as the Company did not have the appropriate complement of resources within its tax department commensurate with the nature and complexity associated with the Company’s income tax provision process.

Management implemented a remediation plan with steps that improved our internal control over financial reporting, including conducting a complete assessment of the organizational structure of the Company’s tax team to identify any gaps or weaknesses, including necessary subject matter expertise, and make necessary changes to the personnel; engaging and working with an independent, third-party review team to conduct a review of tax department processes and procedure with a particular emphasis on roles, responsibilities and accountabilities; enhancing the level of precision in management’s review controls related to the review of significant tax balances to ensure transactions are recorded accurately and completely in accordance with GAAP, and strengthening our income tax internal controls with enhanced documentation, technical oversight and training.

Management executed the remediation steps discussed above and, as a result determined that, as of December 31, 2023, such material weakness has been remediated. The enhanced controls have operated for a sufficient period of time and management has concluded, through testing, that the related controls are effective.

Based on this evaluation, management concluded that as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

Except for the remediation by management of the material weakness in internal controls over financial reporting described above, there have been no other changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued a report on our internal control over financial reporting. That report follows.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alight, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Alight, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alight, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for the period from July 1, 2021 through December 31, 2021 (Successor), the related consolidated statements of comprehensive income (loss), members’ equity and cash flows for the period from January 1, 2021 through June 30, 2021 (Predecessor), and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 29, 2024

Item 9B. Other Information.

Update to Previously Reported Results

In the Company’s February 21, 2024 press release announcing its financial results for the fourth quarter and full year ended December 31, 2023 (the “Earnings Press Release”), it reported a $64 million non-cash goodwill impairment charge for the three months and year ended December 31, 2023 related to its Cloud Services reporting unit. In connection with the Company’s ongoing strategic portfolio review, the Company recorded an additional $84 million goodwill impairment charge in its audited financial results included in this Annual Report in lieu of the amount previously reported in the Earnings Press Release.

The information in this Annual Report amends and supersedes the disclosures in the Earnings Press Release, including in regard to the Company’s loss before income tax benefit for the fourth quarter and full year ended December 31, 2023, which were $200 million and $366 million, respectively, as compared to the $116 million and $282 million, respectively, initially reported in the Earnings Press Release.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly "Atlantia S.p.A."), which may be, or may have been at the time, considered to be an affiliate of Blackstone and, therefore, our affiliate.

Trading Arrangements

During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this Item will be contained in the definitive Proxy Statement for our 2024 annual meeting of stockholders (the "Proxy Statement"), incorporated herein by reference.

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

(a)
(1) The following documents have been included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements of Alight, Inc.

Financial Statements:

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022, and 2021

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021

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
10.21

First Amendment to the Investor Rights Agreement, dated as of February 2, 2023, by and among Alight, Inc., the Existing Investors and the Sponsor Investors as of the date thereof, and each of the other persons that from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2023).

10.22	Amendment No. 8 to Credit Agreement, dated as of March 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2023).
10.23

Release Agreement, dated as of August 18, 2023, by and between Alight Solutions LLC and Cesar Jelvez (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2023).

10.24	Amendment No. 9 to Credit Agreement, dated as of September 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2023).
21.1*	Subsidiaries of Alight, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Incentive Compensation Clawback Policy.
99.1*	Section 13(r) Disclosure.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Alight, Inc.

Date: February 29, 2024	By:	/s/ Stephan D. Scholl
Stephan D. Scholl
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 29th day of February, 2024.

Name	Title

/s/ Stephan D. Scholl	Chief Executive Officer and Director
Stephan D. Scholl	(Principal Executive Officer)

/s/ Katie Rooney	Chief Financial Officer and Chief Operating Officer
Katie Rooney	(Principal Financial Officer and Principal Accounting Officer)

/s/ William P. Foley, II	Chairman of the Board of Directors
William P. Foley, II

/s/ Daniel S. Henson	Director
Daniel S. Henson

/s/ Siobhan Nolan Mangini	Director
Siobhan Nolan Mangini

/s/ Richard N. Massey	Director
Richard N. Massey

/s/ Erika Meinhardt	Director
Erika Meinhardt

/s/ Regina M. Paolillo	Director
Regina M. Paolillo

/s/ Kausik Rajgopal	Director
Kausik Rajgopal

/s/ Denise Williams	Director
Denise Williams