Form 10-K/A
period 2023-12-31
Alight, Inc. / Delaware
filed 2024-04-29
CIK 1809104

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
As of April 24, 2024, the registrant had 550,346,093 shares of Class A Common Stock, par value $0.0001 per share, 4,914,939 shares of
Class B-1
Common Stock, par value $0.0001 per share, 4,914,939 shares of
Class B-2
Common Stock, par value $0.0001 per share, 734,248 shares of Class V Common Stock, par value $0.0001 per share, 5,046,819 shares of
Class Z-A
Common Stock, par value $0.0001 per share, 274,379 shares of
Class Z-B-1
Common Stock, par value $0.0001 per share, and 274,379 shares of
Class Z-B-2
Common Stock, par value $0.0001 per share, outstanding.

Auditor Firm ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Chicago, Illinois

i

Explanatory Note
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends our Annual Report on Form
10-K
for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “Original Filing”). We are filing this Amendment pursuant to General Instruction G(3) of Form
10-K
to include the information required by Part III of Form
10-K
that we did not include in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2023. This Amendment also deletes the reference on the cover of the Original Filing to the incorporation by reference of certain information from our proxy statement into Part III of the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to
Rule 12b-15 under
the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
Unless otherwise noted or the context indicates otherwise, the terms “Alight,” the “Company,” “we,” “us,” and “our” refer to Alight, Inc., a Delaware corporation, together with its subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

Information regarding the executive officers of the Company is set forth under “Information about our Executive Officers” in Part I, Item 1 of the Original Filing.

Board Composition

The biographies of each of our current directors are included below. Each of the biographies highlights specific experience, qualifications, attributes, and skills that led us to conclude that such person should serve as a director. We believe that, as a whole, our Board of Directors (the “Board”) exemplifies the highest standards of personal and professional integrity and the requisite skills and characteristics, leadership traits, work ethic and independence to provide effective oversight. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer. Other than as provided by our Investor Rights Agreement (see the “Investor Rights Agreement” section in Item 13 of this Amendment), no arrangements or understandings exist between any director and any other person pursuant to which such person was selected as a director or nominee. Six of our current directors, Mr. Foley, Mr. Henson, Mr. Massey, Ms. Meinhardt, Ms. Paolillo, and Ms. Williams, were initially designated pursuant to our Investor Rights Agreement (see the “Certain Relationships and Related Person Transactions – Investor Rights Agreement – Designation Rights” in Item 13 of this Amendment).

NAME	AGE	CLASS	APPOINTED	CURRENT TERM EXPIRES	COMMITTEES
					AUDIT	COMPENSATION	NOMINATING AND CORPORATE GOVERNANCE

William P. Foley, II	79	III	2021	2024

Siobhan Nolan Mangini	43	III	2024	2024

Denise Williams	63	III	2023	2024

Erika Meinhardt	65	I	2021	2025

Regina M. Paolillo	65	I	2021	2025

Kausik Rajgopal	50	I	2023	2025

Daniel S. Henson	63	II	2021	2026

Richard N. Massey	68	II	2021	2026

Stephan D. Scholl	53	II	2021	2026

 Committee Chair     Committee Member

Class III Directors

William P. Foley, II, Chairman

DIRECTOR SINCE 2021 AGE 79 COMMITTEES Nominating and Corporate Governance

Mr. Foley has served as the non-executive Chairman of the board of directors of Alight since April 2021 and served on the board of its predecessor, Foley Trasimene Acquisition Corp. (“FTAC”), from May 2020 through April 2021 and as the Executive Chairman of FTAC from March 2020 until May 2020. Mr. Foley has served as the Chairman of Cannae Holdings, Inc. (NYSE: CNNE) (“Cannae”) since July 2017 (including as non-executive Chairman since May 2018). Mr. Foley has served as the Managing Member and a Senior Managing Director of Trasimene Capital Management, LLC (“Trasimene”), a private company that provides certain management services to Cannae, since November 2019. Mr. Foley is a founder of Fidelity National Financial (NYSE: FNF) (“FNF”) and has served as Chairman of the board of directors of FNF since 1984. He served as Chief Executive Officer of FNF until May 2007 and as President of FNF until December 1994. Mr. Foley has also served as Chairman of Dun & Bradstreet (NYSE: DNB) (“DNB”) since February 2019 and as Executive Chairman since February 2022. Mr. Foley served as director of System 1, Inc. (NYSE: SST) from January 2022 through March 2023. Mr. Foley formerly served as Chairman of Black Knight, Inc. (NYSE: BKI), Chairman of Paysafe Ltd. (NYSE: PSFE) (“Paysafe”), Co-Chairman of FGL Holdings (NYSE: FG), as Vice Chairman of Fidelity National Information Services Inc. (NYSE: FIS), and as a director of Ceridian HCM Holdings, Inc. (NYSE: CDAY) and special purpose acquisition companies FTAC, Foley Trasimene Acquisition Corp. II, Austerlitz Acquisition Corporation I (NYSE:AUS), Austerlitz Acquisition Corporation II (NYSE: ASZ), and Trebia Acquistion Corp.

Mr. Foley is Executive Chairman and Chief Executive Officer of Black Knight Sports and Entertainment LLC, which is the private company that owns the Vegas Golden Knights, a National Hockey League team. He is also the founder and owner of Foley Family Wines Inc., a private company. Mr. Foley serves on the boards of numerous foundations, including The Foley Family Charitable Foundation and the Cummer Museum of Art and Gardens. He is a founder, trustee and director of The Folded Flag Foundation, a charitable foundation that supports our nation’s Gold Star families.

After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain. Mr. Foley received his M.B.A. from Seattle University and his J.D. from the University of Washington.

Mr. Foley’s qualifications to serve on the Board include more than 30 years as a director and executive officer of FNF, his strategic vision, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining shareholder value and successfully negotiating mergers and acquisitions.

Siobhan Nolan Mangini, Director

DIRECTOR SINCE 2024 AGE 43 COMMITTEES Audit

Ms. Nolan Mangini served as President & CFO of NGM Bio (NASDAQ: NGM), an innovative biology-driven clinical stage biotech from June 2022 to December 2023 and as Chief Financial Officer of NGM from July 2020 to June 2022. Prior to NGM, Ms. Nolan Mangini served in a number of roles of increasing responsibility at Castlight Health (NYSE: CSLT), a formerly publicly traded enterprise cloud-based software company in the health and benefits sector, from February 2012 to March 2020. Her roles included leading CSLT as President and CFO from July 2019 to March 2020, Chief Financial Officer from July 2016 to July 2019, VP, Finance & Business Operations from October 2015 through June 2016, Senior Director, Operations and Financial Planning from November 2014 through September 2015 and Director, Strategy and Business Development from February 2012 through November 2014. Earlier in her career, Ms. Nolan Mangini was a management consultant at Bain & Company and in investment management managing the endowment of the Kaiser Family Foundation.

Ms. Nolan Mangini has served on the board and as chair of the audit committee of Marathon Health, a private primary care company, since August 2021, and on the board and as chair of the audit committee of Cityblock Health, a private tech-driven provider for communities with complex needs, since February 2024. Ms. Nolan Mangini has served on the board of SmithRx, a private pharmacy benefit manager, since January 2023 and Virta Health, a private diabetes reversal company, since February 2023. She served on the board, and as audit committee chair, of Artemis Health, a private data warehousing company, from February 2020 to March 2022.

Ms. Nolan Mangini holds an MBA from the Stanford Graduate School of Business, an MPA from the Harvard Kennedy School of Government, and BS in Economics from the Wharton School and the University of Pennsylvania. She is also a Chartered Financial Analyst. Ms. Nolan Mangini is a founding member of the operator network of January Ventures, a fund that opens doors for the visionary founders of the future and is a mentor through Creative Destruction Labs.

Ms. Nolan Mangini’s qualifications to serve on the Board include her track record of successfully delivering innovative solutions and carrying them forward from strategy to execution across two public companies, her experience in senior leadership, including as Chief Financial Officer at two publicly traded companies, her board and audit committee service and her financial expertise.

Denise Williams, Director

DIRECTOR SINCE 2023 AGE 63 COMMITTEES Compensation

Ms. Williams has served as Chief People Officer at Fidelity National Information Services Inc. (NYSE: FIS), a global leader in financial services technology since April 2016. Between 2001 and 2016, Ms. Williams served in several capacities for IBM. Most recently, from May 2011 to April 2016, Ms. Williams served as Vice President, Human Resources North America; from May 2007 to May 2011 as the Director Human Resources – Global Hardware Sales; from May 2004 to May 2007, as the Director Human Resources – Websphere; and from June 2001 to May 2004 as the Program Manager of Executive Compensation & Succession Planning. Ms. Williams previously held human resources roles at Alliance Bernstein, First Data, Avis, and Coopers & Lybrand. Ms. Williams earned her bachelor’s degree from SUNY Albany and is a current member of the Human Resources Policy Association and the Center on Executive Compensation.

Ms. Williams’ qualifications to serve on the Board include her more than 25 years of experience in human resources and her leadership experience across numerous market-leading organizations.

Class I Directors

Erika Meinhardt, Director

DIRECTOR SINCE 2021 AGE 65 COMMITTEES Audit

Ms. Meinhardt has served as a member of the board of directors of Cannae since July 2018. Ms. Meinhardt served as Executive Vice President of FNF from January 2018 until her retirement in January 2024. She previously served as President of National Agency Operations for FNF’s Fidelity National Title Group from February 2005 until January 2018. Prior to assuming that role, she served as Division Manager and National Agency Operations Manager for FNF from 2001 to 2005. Ms. Meinhardt previously served as a director of Foley Trasimene Acquisition Corp. II from August 2020 to March 2021 and as a director of each of Austerlitz Acquisition Corp. I (NYSE: AUS) and Austerlitz Acquisition Corp. II (NYSE: ASZ) from February 2021 to December 2022.

Ms. Meinhardt’s qualifications to serve on the Board include her experience as an executive of FNF and in managing and growing complex business organizations as President of FNF’s National Agency Operations.

Regina M. Paolillo, Director

DIRECTOR SINCE 2021 AGE 65 COMMITTEES Audit (Chair) Nominating and Corporate Governance

Ms. Paolillo served as the Executive Vice President, Chief Financial & Administrative Officer of TTEC Holdings, Inc. (Nasdaq: TTEC) (“TTEC”) from 2011 to 2022. Between 2009 and 2011, Ms. Paolillo was an Executive Vice President for enterprise services and Chief Financial Officer at Trizetto Group, Inc., a privately held professional services company serving the healthcare industry. Between 2007 and 2008, Ms. Paolillo served as a Senior Vice President, operations group for General Atlantic, a leading global growth equity firm. Between 2005 and 2007, Ms. Paolillo served as an Executive Vice President for revenue cycle and mortgage services at Creditek, a Genpact subsidiary. Prior to Creditek’s acquisition by Genpact, between 2003 and 2005 and during 2002 and 2003, Ms. Paolillo was Creditek’s Chief Executive Officer and Chief Financial Officer, respectively. Ms. Paolillo also served as the Chief Financial Officer and Executive Vice President for corporate services at Gartner, Inc., an information technology research and advisory company. Ms. Paolillo is a member of the board of directors of Unisys Corporation (NYSE: UIS), a position she has held since March 2018. Ms. Paolillo holds a B.S. in accounting from University of New Haven.

Ms. Paolillo’s qualifications to serve on the Board include her experience as an executive of TTEC, her experience as a Chief Financial Officer of three organizations and her experience on a public company board.

Kausik Rajgopal, Director

DIRECTOR SINCE 2023 AGE 50 COMMITTEES Nominating and Corporate Governance Committee

Mr. Rajgopal has served as EVP of Strategy, Corporate Development and Partnerships since November 2023 at PayPal Holdings, Inc. (“PayPal”), and was Executive Vice President of People & Sourcing at PayPal from June 2021 to November 2023. Before joining PayPal, from 2006 to 2021, Mr. Rajgopal played several leadership roles at McKinsey & Company, including serving as the global lead for the payments practice and as managing partner for the San Francisco and Silicon Valley offices and for the Western U.S. Region. Most recently from July 2012 to June 2021, Mr. Rajgopal was the firm’s co-managing partner for the United States, where he was responsible for client services across all industry sectors as well as people initiatives. Mr. Rajgopal serves as vice chair of the Stanford Graduate School of Business Advisory Council. He holds undergraduate degrees in industry engineering and political science, as well as an MBA from Stanford University.

Mr. Rajgopal’s qualifications to serve on the Board include his unique blend of senior leadership expertise in human resources, technology, payments, and financial services.

Class II Directors

Daniel S. Henson, Director

DIRECTOR SINCE 2021 AGE 63 COMMITTEES Audit Compensation Nominating and Corporate Governance (Chair)

Previously, Mr. Henson served as the non-executive chairman of Alight Holding Company, LLC, (f/k/a Tempo Holding Company, LLC) (“Alight Holdings”), our predecessor entity, from May 2017 to July 2021. Mr. Henson serves as the non-executive chairman of Paysafe (NYSE: PSFE), a payments platform that connects businesses and consumers across payment types. Mr. Henson also serves as non-executive chairman of IntraFi Network (formerly Promontory Intrafinancial Network), a leading provider of deposit placement services operating in the Washington D.C. area. Prior to serving in these roles, Mr. Henson had served as a non-executive chairman of Exeter Finance, a director of Healthcare Trust of America and the lead director of OnDeck Capital. Mr. Henson worked with the General Electric Company (“GE”) for 29 years and held a variety of senior positions at GE and GE Capital, including Chief Marketing Officer of GE and Six Sigma Quality Leader at GE Capital. He also served as the Chief Executive Officer of a number of GE Capital’s financial services businesses in the U.S. and internationally. Starting in 2008, Mr. Henson was responsible for all GE Capital commercial leasing and lending businesses in North America. From 2009 to 2015, Mr. Henson also oversaw capital markets activities at GE Capital and GE Capital’s industrial loan company bank in Utah. Mr. Henson holds a B.B.A. in Marketing from George Washington University.

Mr. Henson’s qualifications to serve on the Board include his extensive experience with GE and GE Capital and his other directorships, including as non-executive chairman on a public company board.

Richard N. Massey, Director

DIRECTOR SINCE 2021 AGE 68 COMMITTEES Compensation (Chair)

Mr. Massey served as Chairman of FTAC from April 2021 to July 2021. He also has served as Chief Executive Officer of FTAC from March 2020 to July 2021 and served as a member of the FTAC board of directors from May 2020 to July 2021. In addition, he serves as a Senior Managing Director of Trasimene and has served as Chief Executive Officer of Cannae since November 2019. Mr. Massey has also served as the Chief Executive Officer of each of Austerlitz Acquisition Corp. I (NYSE: AUS) and Austerlitz Acquisition Corp. II (NYSE: ASZ) from January 2021 through December 2022 and served as a director of each company from February 2021 until April 2022. Mr. Massey also served as Chief Executive Officer of Foley Trasimene Acquisition Corp. II from July 2020 until March 2021 and as a director from August 2020 until March 2021. Mr. Massey served as the Chairman and principal shareholder of Bear State Financial, Inc., a publicly traded financial institution from 2011 until April 2018. Mr. Massey has served on the boards of directors of Cannae since June 2018 and of DNB since February 2019. Mr. Massey previously served on Black Knight Inc.’s board of directors from December 2014 until July 2020 and on FNF’s board of directors from February 2006 until January 2021. Mr. Massey has been a partner in Westrock Capital, LLC, a private investment partnership since January 2009. Prior to that, Mr. Massey was Chief Strategy Officer and General Counsel of Alltel Corporation and served as a Managing Director of Stephens Inc., a private investment bank, during which time his financial advisory practice focused on software and information technology companies. Mr. Massey also formerly served as a director of Fidelity National Information Services Inc. (NYSE: FIS), Bear State Financial, Inc. and FGL Holdings (NYSE: FG). Mr. Massey is also a director of the Oxford American Literary Project and of the Arkansas Razorback Foundation. Mr. Massey has a long track record in corporate finance and investment banking, as a financial, strategic, and legal advisor to public and private businesses, and in identifying, negotiating, and consummating mergers and acquisitions.

Mr. Massey’s qualifications to serve on the Board include his significant financial expertise and experience on the boards of a number of public companies.

Stephan D. Scholl, Director and Chief Executive Officer

DIRECTOR SINCE 2021 AGE 53 COMMITTEES None

Mr. Scholl has more than 25 years of experience in the industry. Prior to joining Alight in April 2020, Mr. Scholl served as President of Infor Global Solutions from April 2012 to July 2018. Prior to that, from 2011 until 2012, Mr. Scholl served as President and Chief Executive Officer of Lawson Software from 2011 until 2012. In addition, Mr. Scholl served in various senior roles at both Oracle and Peoplesoft for more than a decade, including leading Oracle’s North America Consulting Group and leading its Tax and Utilities Global Business unit. Mr. Scholl has served on the board of 1010 Data, a leader in analytical intelligence and alternative data, since September 2018 and he served on the board of Avaya Holdings Corp. (NYSE: AVYA) from September 2018 to April 2023. Mr. Scholl holds a bachelor’s degree from McGill University in Montreal.

Mr. Scholl’s qualifications to serve on the Board include his significant industry experience and his role as the Chief Executive Officer of the Company.

Director Nomination and Search Process

The Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”) is responsible for reviewing the qualifications of potential director candidates and selecting or recommending for the Board’s selection those candidates to be nominated for election to the Board. This process may be subject to any obligations and procedures governing the nomination of directors to the Board set forth in our Investor Rights Agreement (see the “Investor Rights Agreement” section of this Amendment). The Nominating and Corporate Governance Committee and the Board considers various factors including: strength of character, mature judgment, familiarity with the Company’s business and industry, independence of thought, an ability to work collegially with the other members of the Board, diversity of age, gender, nationality, race, ethnicity, and sexual orientation, existing commitments to other businesses, potential conflicts of interest with other pursuits, legal considerations, corporate governance background, career experience, relevant technical skills or business acumen, and the size, composition and combined expertise of the existing Board. The Board monitors the mix of specific experience, qualifications, and skills of its directors so that the Board, as a whole, has the necessary tools to perform its oversight function effectively in light of the Company’s business and structure. Stockholders may also nominate directors for election at the Company’s annual stockholders meeting by following the provisions set forth in the By-laws, whose qualifications the Nominating and Corporate Governance Committee will consider.

The Nominating and Corporate Governance Committee also may, but need not, retain a professional search firm in order to assist it in these efforts. The Nominating and Corporate Governance Committee and the Board utilize the same criteria for evaluating candidates regardless of the source of the referral.

Audit Committee

The members of the Audit Committee of the Board (the “Audit Committee”) are Regina M. Paolillo (Chair), Daniel S. Henson, Siobhan Nolan Mangini and Erika Meinhardt. All members of the Audit Committee have been determined to be “independent” under SEC rules and New York Stock Exchange (“NYSE”) listing standards applicable to boards of directors in general and audit committees in particular, and each member is also financially literate under NYSE listing standards. Additionally, Regina M. Paolillo and Siobhan Nolan Mangini each qualify as an “audit committee financial expert” as defined in applicable SEC rules.

The Audit Committee is responsible for, among other things:

•	selecting a qualified firm to serve as the independent registered public accounting firm to audit the Company’s financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•

discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, the Company’s interim and year-end financial statements;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing and overseeing the Company’s policies on risk assessment and risk management, including enterprise risk management;

•	reviewing the adequacy and effectiveness of internal control policies and procedures and the Company’s disclosure controls and procedures;

•	reviewing and overseeing the Company’s cybersecurity and data privacy programs and controls; and

•

approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

The Board has adopted a written charter for the Audit Committee, which is available on the Company’s website at investor.alight.com.

Additional Corporate Governance Information

Code of Conduct

The Company has adopted a Code of Conduct which is available on the Company’s website at investor.alight.com. Our Code of Conduct has been developed to help directors and employees around the world efficiently resolve ethical issues in our complex global business environment. The Code of Conduct applies to all directors and employees without limitation. The Code of Conduct covers a variety of topics, including those required to be addressed by the SEC. Topics covered include, among other things, conflicts of interest, confidentiality of information, and compliance with applicable laws and regulations. Directors and employees receive periodic updates regarding corporate governance policies and are informed when material changes are made to the Code of Conduct. The Audit Committee oversees, reviews, and periodically updates the Code of Conduct, reviews any significant violations of the Code of Conduct, reviews requests of waivers of the Code of Conduct by executive officers and directors and reviews the Company’s systems to monitor compliance with and enforcement of the Code of Conduct.

The Company will make any legally required disclosures regarding amendments to, or waivers of, certain provisions of its Code of Conduct on its website. There were no amendments or waivers of the provisions of the Code of Conduct with respect to any of our officers or directors in the year ended December 31, 2023 (“Fiscal 2023”). The information contained on, or accessible from, the Company’s website is not part of this Annual Report, by reference or otherwise. Our Code of Conduct is available free of charge upon request to our Chief Legal Officer and Corporate Secretary at 4 Overlook Point, Lincolnshire, Illinois 60069.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its Common Stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report any failure to file such reports by those due dates. Based solely on the Company’s review of the copies of Forms 3, 4 and 5 furnished to us and written representations by directors and executive officers, the Company believes that during Fiscal 2023, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Item 11. Executive Compensation.

Director Compensation

William P. Foley, II, Daniel S. Henson, Richard N. Massey, Erika Meinhardt, Regina M. Paolillo, Kausik Rajgopal, and Denise Williams received compensation for serving on our Board during the year ended December 31, 2023. Employee directors receive no compensation for serving on the Board. All directors are reimbursed for their reasonable out-of-pocket expenses related to their service as a member of the Board. Historically, directors employed by Blackstone Inc. (“Blackstone”) received no compensation for serving on the Board, and accordingly, neither David N. Kestnbaum nor Peter F. Wallace was compensated for service on the Board during Fiscal 2023.

Description of Director Compensation.

With respect to Fiscal 2023, the compensation program for non-employee directors (other than directors affiliated with Blackstone) consisted of the following:

COMPENSATION TYPE	ANNUAL AMOUNT

Chairperson of the Board annual cash retainer	$500,000

Board member annual equity grant	$150,000

Board member annual cash retainer(1)	$70,000

Committee chair annual cash retainer	$30,000 Audit Committee $20,000 other committees

Committee member annual cash retainer	$15,000 Audit Committee $10,000 other committees

(1) For the purpose of clarification, the Board member annual cash retainer is not paid to the Chairperson.

Cash retainers are paid on a quarterly basis. Non-employee directors can elect to receive fully vested shares of the Company Class A common stock in lieu of cash payment or split such quarterly payments into designated percentages of cash and shares of the Company Class A common stock.

Effective as of April 1, 2024, the Chairperson of the Board annual cash retainer has been changed to $300,000. In determining the annual cash retainer, the Compensation Committee of the Board (the “Compensation Committee”) considered competitive market data for the Chairperson role based on the Peer Group.

Equity Ownership Guidelines

The Compensation Committee maintains equity ownership guidelines to promote substantial equity ownership by the Board and align their interests with the interests of our stockholders. Each non-employee Director who receives compensation for their service on the Board is required to own equity equal to a multiple of their retainer, reflecting such Director’s role and level of responsibility. Directors who have not yet met their equity ownership requirements are required to retain 100% of their after-tax shares until the share ownership requirement is met. Directors have five years to meet their ownership requirements after becoming a Director.

TITLE/POSITION REQUIREMENT	STOCK OWNERSHIP
Chairperson of the Board	10x Retainer
All Other Non-Employee Directors	5x Retainer

Director Compensation for 2023

The following table provides summary information concerning the compensation of our directors, other than our employee directors and those affiliated with Blackstone, for the year ended December 31, 2023.

NAME	FEES EARNED OR PAID IN CASH(1)	STOCK AWARDS(2)	ALL OTHER COMPENSATION	TOTAL

William P. Foley, II(3)	$509,987	$149,993	—	$659,980

Daniel S. Henson(4)	$115,000	$149,993	—	$264,993

Richard N. Massey(5)	$89,980	$149,993	—	$239,973

Erika Meinhardt(5)	$84,987	$149,993	—	$234,980

Regina M. Paolillo(6)	$109,991	$149,993	—	$259,984

Kausik Rajgopal(7)	$59,698	$150,000	—	$209,698

Denise Williams(8)	$67,660	$149,992	—	$217,652

(1) Amounts reported represent annual cash retainers and Committee fees paid to our non-employee directors for Fiscal 2023.

(2) Amounts reported represent the aggregate Grant Date (as defined below) fair value of time-vested RSU awards granted to our non-employee directors in Fiscal 2023, calculated in accordance with FASB ASC Topic 718. The Grant Date fair value with respect to the time-vested RSUs is calculated by multiplying the number of shares subject to the RSUs by the closing price of the Company Class A common stock on each grant date as follows: February 3, 2023 for Ms. Williams, March 17, 2023 for Mr. Rajgopal, and June 30, 2023 for Mr. Foley, Mr. Henson, Mr. Massey, Ms. Meinhardt, and Ms. Paolillo. The time-vested RSUs vest on the first anniversary of the Grant Date subject to the director’s continued active service with Alight through the vesting date, except in the case of death, disability, termination within six months prior to a change-in-control or within eighteen months following a change-in-control, and certain involuntary terminations. As of December 31, 2023, the number of outstanding RSUs held by our non-employee directors was as follows: 16,233 time-vested RSUs held by each of Mr. Foley, Mr. Henson, Mr. Massey, Ms. Meinhardt and Ms. Paolillo, 17,321 time-vested RSUs held by Mr. Rajgopal, and 15,772 time-vested RSUs held by Ms. Williams. As of December 31, 2023, Mr. Foley held 250,000 performance-vested RSUs, which vested on January 16, 2024 at the maximum level of performance resulting in 625,000 performance-vested RSUs.

(3) Mr. Foley elected to receive 75% of his annual cash retainer in the form of unrestricted shares of the Company Class A common stock and 25% in cash.

(4) Mr. Henson elected to receive 100% of his annual cash retainer in the form of cash paid quarterly.

(5) Mr. Massey and Ms. Meinhardt elected to receive 100% of their annual cash retainers in the form of unrestricted shares of the Company Class A common stock paid quarterly.

(6) Ms. Paolillo elected to receive 50% of her annual cash retainer in the form of unrestricted shares of the Company Class A common stock and 50% in cash for the six months ended June 30, 2023 and elected to receive 40% of her annual cash retainer in the form of unrestricted shares of the Company Class A common stock and 60% in cash for the six months ended December 31, 2023.

(7) Mr. Rajgopal elected to receive 80% of his pro-rated annual cash retainer in the form of unrestricted shares of the Company Class A common stock and 20% in cash for the six months ended June 30, 2023 and elected to receive 50% of his pro-rated annual cash retainer in the form of unrestricted shares of the Company Class A common stock and 50% in cash for the six months ended December 31, 2023.

(8) Ms. Williams elected to receive 100% of her pro-rated annual cash retainer in the form of unrestricted shares of the Company Class A common stock for the six months ended June 30, 2023 and elected to receive 75% of her pro-rated annual cash retainer in the form of unrestricted shares of the Company Class A common stock and 25% in cash for the six months ended December 31, 2023.

Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes our compensation philosophy, objectives, and practices; our compensation setting process; the elements of our executive compensation program; and the compensation of each of the following individuals, who were our named executive officers (“NEOs”) for 2023:

•	Stephan D. Scholl, Chief Executive Officer

•	Katie J. Rooney, Global Chief Financial Officer and Chief Operating Officer

•	Martin T. Felli, Chief Legal Officer and Corporate Secretary

•	Gregory A. George, Chief Commercial Officer, North America

•	Gregory R. Goff, Chief Technology and Delivery Officer

•	Cesar Jelvez, Former Chief Professional Services and Global Payroll Officer *

* Mr. Jelvez separated from the Company effective July 27, 2023.

EXECUTIVE SUMMARY

Compensation Philosophy and Objectives

Our compensation policies and programs are designed to support the achievement of our business plans by motivating, retaining, and attracting exceptional talent. Our ability to compete effectively in the marketplace depends on the knowledge, capabilities, and integrity of our leaders. Our compensation policies and programs help create a high-performance, outcome-driven, and principled culture by holding leaders accountable for delivering results, developing our employees and exemplifying our core values. In addition, we believe our compensation policies and programs for leaders and employees are appropriately balanced, reinforcing short-term and long-term results, and as such would not drive behavior that would have an adverse effect on our business.

The Compensation Committee is responsible for overseeing our executive compensation practices. Each year, the Compensation Committee reviews our executive compensation and benefits programs to assess whether the programs are aligned with our business strategies, the competitive practices of our peer companies and our stockholders’ interests. As part of the regular reviews, the Compensation Committee may occasionally utilize retention awards in support of our strategic objectives as necessary.

The three key objectives of our executive compensation programs are:

•	Attract, motivate, and retain high performing talent in a highly competitive market;

•	Encourage and reward corporate and individual performance that creates and sustains stockholder value; and

•	Deliver competitive compensation for the achievement of annual and long-term results.

To achieve our objectives, we developed an executive compensation program that focuses on:

•	Pay for Performance: ensuring a substantial portion of executive compensation is variable or “at risk” and directly linked to both Company and individual performance;

•	Competitive Market Practice: providing total compensation opportunities that are competitive with peers to attract and retain executives with exceptional levels of experience, skills, and education;

•

Stockholder Alignment: aligning executive incentives with the long-term interests of stockholders through equity-based compensation, “at-risk” compensation linked to challenging performance goals which promote long-term stockholder value, and stock ownership requirements; and

•	Retention: establishing multi-year vesting of performance-vested compensation such that an executive must remain with the Company to receive value from an award.

Policies and Practices for Establishing Compensation Packages

Elements of Compensation

The table below describes the generally applicable primary elements of our NEOs’ compensation for 2023.

COMPONENT	DESCRIPTION
Base Salary	Base salary comprises the smallest component of our NEOs’ compensation.

Variable Compensation Plan (“VCP”)

Awards under the VCP are annual incentives delivered in the form of cash and are predominantly tied to Company achievement of annual financial and non-financial objectives.

•  The VCP payout is based on Company financial performance – namely Adjusted EBITDA, which is then further adjusted to exclude the impact of certain other items determined by our Compensation Committee to arrive at the measure for VCP, and revenue.

•  The VCP payout based on Company financial performance is subject to an individual performance modifier based on individual objectives that may be either financial or non-financial and support our overall business strategy.

Long-Term Incentives (“LTI”)

LTI comprises the majority of our NEOs’ compensation.

•  50% of LTI is delivered in the form of performance-vested restricted stock units (“PRSUs”) that only vest at the end of the applicable performance period if the Company meets pre-determined performance criteria. These performance criteria can include strategic financial metrics tied to our long-term business plan.

•  50% of LTI is delivered in the form of time-vested restricted stock units (“RSUs”) that typically vest over a three-year service period.

2023 Say on Pay Results

We held a stockholder advisory vote on executive compensation in 2023, commonly referred to as a “say-on-pay vote,” which resulted in stockholder approval by over 98% of the votes cast on the advisory proposal. We take the views of our stockholders seriously and view this vote result as an indication that the principles of our executive compensation program are strongly supported by our stockholders.

Our Board has adopted a policy that is consistent with stockholder preference that we solicit a say-on-pay vote on an annual basis.

How We Make Compensation Decisions

As our executive compensation program evolves as a public company, it will reflect the belief that the amount earned by our NEOs must depend on achieving rigorous Company and individual performance objectives designed to enhance stockholder value. We have made and intend to continue to make changes to our executive compensation programs with the goal of aligning our programs with our executive compensation philosophy and also take into consideration recommendations from our CEO based on reviews of individual performance and the feedback received from stockholders via our annual advisory vote on executive compensation.

Competitive Benchmarking

The Compensation Committee establishes the elements of compensation for our executives after a review of compensation market data from the peer group described below. The Compensation Committee reviews each element of compensation independently and in the aggregate to determine the right mix of elements, and associated amounts, for each executive that the Compensation Committee believes best helps further our goals of motivating and retaining our executives, achieving our strategic business plans, and enhancing total shareholder return.

Competitive Peer Group

In determining the design and the amount of each element of compensation, the Compensation Committee, with the assistance of its independent compensation consultant, Mercer (US) Inc., conducts a thorough annual review of competitive market information. The Compensation Committee reviews data from major published surveys and proxy information of peer companies in the professional services and technology-focused industry segments.

The Compensation Committee, with assistance from its compensation consultant, developed a competitive peer group, which the Compensation Committee used to review executive compensation for 2023 (the “Peer Group”). The Peer Group consists of companies that reflect a mix of professional services and technology-focused companies that we compete with for executive talent with industry- specific knowledge and experience. The Peer Group also includes companies in the data processing and outsourcing services, application software and human resources and employment services sectors, as well as management and Board recommendations. Additionally, the Peer Group companies were selected to represent companies with median revenues of $3.7 billion and a median market capitalization of $6.83 billion. While the Compensation Committee uses peer group market data percentiles as reference points in setting executive compensation, it does not target specific benchmark percentiles for any element of compensation or total direct compensation for the executive officers.

The following table sets forth the companies included in our Peer Group used to review executive compensation for 2023:

COMPETITIVE PEER GROUP

ASGN Incorporated	EPAM Systems, Inc.	TriNet Group, Inc.

Black Knight, Inc.	ExlService Holdings Inc.	TTEC Holdings, Inc.

Broadridge Financial Solutions	Genpact Limited	WEX Inc.

CACI International, Inc.	HealthEquity, Inc.	WNS (Holdings) Ltd.

Ceridian HCM Holding Inc.	Insperity, Inc.

Citrix Systems, Inc.	Paychex, Inc.

Overview of 2023 Compensation

Annual Base Salary

Our philosophy is to pay base salaries that are commensurate with the applicable NEO’s experience and expertise, taking into account, among other things, the recommendation of the Consultant and competitive market data for executives with similar roles and responsibilities. The Compensation Committee does not benchmark to a specific percentile within that data. The Compensation Committee reviews each NEO’s base salary annually considering market salary data, relative compensation within the executive group, an assessment of corporate performance, as well as individual performance of each NEO. In 2023, the Compensation Committee approved a base salary increase for Ms. Rooney (10.0%) in recognition of her additional responsibilities when she assumed the Chief Operating Officer role in August 2023.

NAME	BASE SALARY AS OF DECEMBER 31, 2023	BASE SALARY AS OF DECEMBER 31, 2022

Stephan D. Scholl	$800,000	$800,000

Katie J. Rooney	$550,000	$500,000

Martin T. Felli(1)	$450,000	N/A

Gregory A. George(1)	$500,000	N/A

Gregory R. Goff	$475,000	$475,000

Cesar Jelvez(2)	N/A	$475,000

(1) Messrs. Felli and George joined the Company on January 9, 2023 and June 2, 2023, respectively.

(2) Mr. Jelvez separated from the Company effective July 27, 2023.

Variable Compensation Plan

The VCP provides our NEOs and other eligible employees an opportunity to share in the Company’s success by aligning annual incentive compensation with annual performance. The VCP encourages the achievement of our internal annual business goals and rewards attainment of those goals through funding of the Company-wide VCP bonus pool that was approved by the Compensation Committee at the start of the performance year. The bonus pool funding for target performance was determined after considering our financial results from the prior year and the annual operating budget for the performance year. The alignment of the VCP with our internal annual business goals is intended to motivate all participants to achieve and exceed our annual performance objectives which directly impacts the level of funding of the VCP bonus pool. To maintain alignment of pay and performance, the Compensation Committee may exercise discretion to determine the extent to which the VCP bonus pool is funded, as well as the amount of VCP payment received by each NEO.

The table below describes the target VCP participation rate and potential VCP payout range for each named executive officer:

NAME	2023 TARGET VCP PARTICIPATION RATE AS A PERCENTAGE OF BASE SALARY	POTENTIAL VCP PAYOUT RANGE AS A PERCENTAGE OF TARGET VCP PARTICIPATION RATE

Stephan D. Scholl	200%	0-150%

Katie J. Rooney	100%	0-150%

Martin T. Felli	75%	0-150%

Gregory A. George	150%	0-150%

Gregory R. Goff	75%	0-150%

Cesar Jelvez	75%	0-150%

VCP Financial Performance Measures

Our priorities for Fiscal 2023 were to drive business growth and create stockholder value. Our 2023 performance measures for VCP payout determinations were Adjusted EBITDA and revenue. Adjusted EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, and intangible amortization adjusted for the impact of certain non-cash and other items that we do not consider in the evaluation of ongoing operational performance. This result may then be further adjusted to exclude the impact of certain other items determined by the Compensation Committee. Revenues are principally derived from fees paid by clients for services.

We used these two measures because we believe they are key drivers in increasing stockholder value and because every VCP participant can impact them in some way. Adjusted EBITDA is used as an indicator of our earnings performance. Revenues are used as an indicator of our growth. These measures may change from time to time based on business priorities. The Compensation Committee approved the minimum, target and maximum goals for each measure and the corresponding level of VCP bonus pool funding. The bonus percentage for threshold performance was 25% and maximum bonus percentage was 150% of the target participation rate.

The table below shows the Fiscal 2023 total Company performance goals at target for each of our performance measures and the actual Fiscal 2023 achievement of those goals. Actual results for Adjusted EBITDA achieved the threshold goal and revenue performance goals failed to achieve the target goals, which resulted in 38% funding of the VCP bonus pool.

	ADJUSTED TARGETS	ACTUALS	ACHIEVEMENT (% OF TARGET)	ELEMENT FUNDING	ADJUSTED VCP POOL WEIGHTING	FUNDING
Adjusted EBITDA(1)	$750.0	$739.0	96%	50.67%	75%	38.0%
Revenue	$3,510.0	$3,410.0	97%	0.0%	25%	0.0%
						38.0%

1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Review of Results—Key Components of Our Operations—Non-GAAP Financial Measures” in our Annual Report on Form 10-K for a description of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to its comparable GAAP metric.”

VCP Individual Performance

For named executive officers other than the CEO, individual performance and assignment of the individual performance payout modifier are based on the CEO’s recommendations and assessment of the executive’s performance for the entire fiscal year. The CEO’s individual performance and assignment of the individual performance payout modifier is based on the Compensation Committee’s assessment of Mr. Scholl’s performance against his annual objectives, and the Compensation Committee’s assessment of his leadership in Fiscal 2023. These objectives are not stated in quantitative terms, and a particular weighting is not assigned to any one of these individual goals. The objectives are not established in terms of how difficult or easy they are to attain; rather, they are used in assessing the overall quality of the individual’s achievement of each objective. For Fiscal 2023, the individual factors and other considerations included:

•	the achievement of performance objectives tied to Alight’s financial performance and overall business plan;

•	the accomplishment of Company transformation goals; and

•	qualitative leadership goals.

We do not use a formula to measure individual performance.

Notwithstanding the establishment of the performance components and the formula for determining the VCP award payment amounts, the Compensation Committee can exercise positive or negative discretion and award a greater or lesser amount to our named executive officers than the amount determined by the VCP award formula if, in the exercise of its business judgment, the Compensation Committee determines that a greater or lesser amount is warranted under the circumstances.

Actual VCP Awards

For Fiscal 2023, the Company’s financial performance resulted in 38% funding of each NEO’s VCP bonus. The individual performance payout modifier achieved by each NEO is shown in the table below and represents the assessment of the CEO, except for Mr. Scholl who was assessed by the Compensation Committee, of performance against the objectives described above under “VCP individual performance.” The table below shows the results used by the Compensation Committee in their assessment and determination of the actual VCP bonus payouts for Fiscal 2023 for each named executive officer. Mr. Jelvez separated from the Company effective July 27, 2023 and was not eligible for a VCP payout for Fiscal 2023.

NAME	ELIGIBLE BASE SALARY	VCP TARGET	PERCENTAGE ACHIEVED: TOTAL COMPANY FUNDING	ACTUAL PERCENTAGE ACHIEVED: INDIVIDUAL PERFORMANCE	ACTUAL VCP BONUS
Stephan D. Scholl	$800,000	200%	38%	85%	$516,800
Katie J. Rooney	$550,000	100%	38%	85%	$177,650
Martin T. Felli(1)	$440,137	75%	38%	85%	$106,623
Gregory A. George(2)	—	—	—	—	$500,000
Gregory R. Goff	$475,000	75%	38%	85%	$115,069

(1) Mr. Felli joined the Company on January 9, 2023 and was eligible for a pro rata bonus based on the number of days worked in Fiscal 2023.

(2) Mr. George joined the Company on June 2, 2023 and was eligible for a pro rata bonus based on the number of days worked in Fiscal 2023. Based on Mr. George’s contributions, the Compensation Committee approved an additional $358,632 to total a bonus payout of $500,000, which approximates a full year bonus.

Long-Term Incentive Compensation

The Compensation Committee believes a large part of an executive’s compensation should be linked to long-term stockholder value creation as an incentive for sustained, profitable growth. Therefore, our long-term incentive awards for our NEOs are in the form of equity awards, both performance and time-vested, and provide reward opportunities competitive with those offered by companies in the Peer Group for similar jobs. Consistent with the other elements of compensation, the Compensation Committee does not target specific benchmark percentiles for long-term incentive awards for our NEOs and uses a number of factors in establishing the long-term incentive award levels for each individual, including a review of each individual’s accumulated vested and unvested awards, the current and potential realizable value over time using stock appreciation assumptions, vesting schedules, comparison of individual awards between executives and in relation to other compensation elements, market data, stockholder dilution and accounting expense. Should we deliver against our long-term goals, the long-term equity incentive awards become a significant portion of the total compensation of each executive. For more information on the 2023 long-term equity grants, please see the 2023 Grants of Plan-Based Awards table included in this Annual Report.

LTI Target Levels

The LTI mix for our NEOs in 2023 was 50% RSUs and 50% PRSUs. The Compensation Committee chose this mix of equity-based awards to align the interests of NEOs to our stockholders.

Restricted Stock Units

RSUs granted in 2023 vest in three equal annual installments, subject to the continued employment of the applicable NEO. (See the table entitled “Outstanding Equity Awards at Fiscal 2023 Year-End” for details concerning the vesting schedule of the RSUs.)

Performance-Vested RSUs

PRSUs granted in 2023 vest based on the achievement of pre-determined performance goals over a three–year performance period. (See the table entitled “Outstanding Equity Awards at Fiscal 2023 Year-End” for details concerning the vesting criteria for the PRSUs.) The key features of the 2023 PRSUs are described below:

•

PRSUs give the executive the right (subject to Compensation Committee discretion to reduce but not increase awards beyond the maximum opportunity) to vest in a number of RSUs based on achievement against performance goals over a three-year performance period. Actual shares that will vest, if any, will vary based on the achievement of the performance goals at the end of the three years. The three-year performance period was designed to discourage short-term risk taking and reinforce the link between the interests of our stockholders and our NEOs over the long term.

•

The number of PRSUs that will vest at the end of three years is based on the Company’s achievement of business process as a service (“BPaaS”) revenue and Adjusted EBITDA, as determined by the Compensation Committee and as measured on a cumulative basis over the three-year performance period covering Fiscal 2023 through fiscal year 2025. Each metric (BPaaS revenue and Adjusted EBITDA) is equally weighted at 50%, and the potential payout range as a percentage of the target award is 0% to 200%.

•	If earned at target, 100% of the PRSUs will vest at the end of the three-year performance period.

The Board has the ability under our 2021 Omnibus Incentive Plan (the “2021 Plan”) to make adjustments in the method of calculating the attainment of performance goals for a performance period.

2021 PRSU Performance Period Results

In January 2024, the Compensation Committee reviewed performance for the January 1, 2021 to December 31, 2023 PRSU performance period. The Company’s performance against the Cumulative BPaaS Total Contract Value (“TCV”) Bookings performance metric resulted in the maximum number (250%) of target shares being earned. Shares earned under the 2021 PRSU awards are detailed as part of the Outstanding Equity Awards at Fiscal 2023 Year-End table included in this Annual Report.

	TARGET	ACTUAL PERFORMANCE	ACHIEVEMENT (PERCENTAGE OF PRSUS EARNED)

Cumulative BPaaS TCV Bookings ($B)	$1.5	$2.2	250%

2023 Special Long-Term Incentive Awards

Based on the review of each NEO’s accumulated vested and unvested awards, the current and potential realizable value over time using stock appreciation assumptions, criticality of the executive’s role to executing the Company’s strategy, and retention risk, on March 10, 2023, the Compensation Committee awarded special retention RSU awards to Ms. Rooney with a grant value of $2,000,000 and Messrs. Goff and Jelvez each with a grant value of $1,000,000.

For additional details about these long-term equity awards, please see the 2023 Grants of Plan-Based Awards table and Outstanding Equity Awards at Fiscal 2023 Year-End table included in this Annual Report.

Long-Term Incentive Grant Practices

We do not have any program, plan, or practice to time equity grants to take advantage of the release of material information. During Fiscal 2023, equity awards were granted in March to executive officers at one of our regularly scheduled Compensation Committee meetings.

Other Pay Practices

Securities Trading Policy; No Hedging or Pledging

Directors and executive officers must comply with our Securities Trading Policy and may not engage in any transaction in our securities without first obtaining pre-clearance of the transaction from our Chief Legal Officer and Corporate Secretary. No director or executive officer is permitted to engage in short sales with respect to our stock. Additionally, no director, executive officer or other employee is permitted to, (i) transact through mechanisms that hedge against our securities (i.e., transactions in put options, call options or other derivative securities on an exchange or in any other organized market, or in any other inherently speculative transactions) or (ii) hold our securities in a margin account or otherwise pledge our securities as collateral for a loan. A director, executive officer or other employee may seek pre-clearance from our Board to engage in the transactions set forth in (i) and (ii) in the preceding sentence, but the Board is under no obligation to approve any pre-clearance request. Any transaction pre-clearance will be based on the particular facts and circumstances of each request and may be granted for pledging activity where the requestor wishes to pledge the Company’s securities as collateral for a loan and indicates his or her financial capacity to repay the loan without resort to the pledged securities, taking into consideration the percentage of the pledged securities to the requestor’s total holdings. Such pre-clearance is expected to only be granted in exceptional circumstances, and the Board has not yet received any pre-clearance requests for either a hedging or a pledging transaction by a director or executive. These provisions are part of our overall compliance program to prevent any of our directors, officers, or employees from trading on material non-public information.

Clawback Policy

Effective October 2023, we adopted a standalone clawback policy that is compliant with the requirements of the Dodd-Frank Act, Rule 10D-1 of the Exchange Act and NYSE Rule 303A.14. This policy provides that, upon the occurrence of an accounting restatement of the Company’s financial statements to correct an error, the Compensation Committee must recoup incentive-based compensation that was erroneously granted, earned or vested to our current and former “officers” (as defined under Rule 16a-1 of the Exchange Act) based wholly or in part upon the attainment of any financial reporting measure, subject to limited exceptions. This policy replaces the clawback policy previously adopted by the Compensation Committee in July 2021.

Equity Ownership Guidelines

The Compensation Committee maintains equity ownership guidelines to promote substantial equity ownership by the Company’s management and align their interests with the interests of our long-term stockholders. Each executive officer is required to own equity equal to a multiple of his or her base salary, reflecting such executive officer’s role and level of responsibility at the Company.

For the purposes of these requirements, all shares owned and any unvested RSUs and time-vested restricted shares are included in the calculation. Unvested PRSUs and performance-vested restricted shares are not included in the calculation. Executive officers have five years from their appointment as an executive officer to attain the required level of ownership. Executive officers who have not yet met their equity ownership requirements are required to retain 100% of their after-tax shares until the share ownership requirement is met. All NEOs have met their applicable equity ownership requirements as of April 29, 2024.

TITLE/POSITION	STOCK OWNERSHIP REQUIREMENT
Chief Executive Officer	6x Base Salary
Chief Financial Officer	3x Base Salary
Other executive officers that are CEO direct reports	2x Base Salary

Executive and Broad-based Employee Benefits

Our NEOs are eligible to participate in benefit programs designed for all of our full-time employees during the period of their employment. These programs include a tax qualified 401(k) savings plan, medical, dental, disability, and life insurance programs and a matching charitable gift program. Our NEOs are eligible to participate in a voluntary executive physical program, which is intended to encourage each individual to receive regular comprehensive physical examinations, as their health and well-being are important to our success.

The benefits and perquisites received by our NEOs and their value are described in more detail in the footnotes to the Summary Compensation Table.

Compensation and Risk Assessment

The Compensation Committee regularly reviews the risks arising from our compensation policies and practices applicable to our executive officers and evaluates the policies and practices that could mitigate any such risk. Based on these reviews, the Compensation Committee does not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on our company.

Severance Arrangements

Our Board believes that severance arrangements are necessary to attract and retain the talent necessary for our long-term success. Our Board views our severance arrangements as recruitment and retention devices that help secure the continued employment and dedication of our named executive officers, including when we are considering strategic alternatives.

Pursuant to Mr. Scholl’s and Ms. Rooney’s respective employment agreements, Mr. Scholl and Ms. Rooney are each entitled to severance benefits if his or her employment is terminated by us without “cause” (as defined in the applicable employment agreement) or by the named executive officer for “good reason” (as defined in the applicable employment agreement). Each of our other named executive officers has entered into a severance letter agreement with us under which each such named executive officer is entitled to severance benefits if he or she is terminated by us without “cause” (as defined in the severance letter agreements) or by him or her for “good reason” (as defined in the severance letter agreements), as applicable. See “—Potential Payments Upon Termination or Change in Control” below for further information regarding the severance arrangements of our named executive officers.

Employment Agreements

On August 18, 2021, Alight Solutions LLC (“Alight Solutions”), a subsidiary of the Company, entered into (i) an amended and restated employment agreement with Stephan Scholl, the CEO of Alight Solutions and the Company (the “Scholl Agreement”) and (ii) an employment agreement with Katie Rooney, the Chief Financial Officer of Alight Solutions and the Company (the “Rooney Agreement”).

The Scholl Agreement

Under the terms of the Scholl Agreement, Mr. Scholl serves as our CEO. His initial term of employment will be five years from the effective date of the Scholl Agreement, which term will automatically extend for successive one-year periods unless either party provides written notice not to extend the term. Mr. Scholl receives a base salary of $800,000 per year, which may be increased (but not decreased) from time to time by the Board and is eligible to receive an annual bonus targeted at 200% of his base salary.

The Scholl Agreement also provides that upon a “change in control” (as defined in the Scholl Agreement) of Alight Solutions, any initial equity-based incentive awards granted to Mr. Scholl in connection with the closing of the Company’s business combination on July 2, 2021 (the “Initial Grant”) will immediately vest in full, subject to Mr. Scholl’s continued employment on the date of such change in control. However, if Mr. Scholl’s employment is terminated by Alight Solutions without “cause” or by Mr. Scholl with “good reason” (as each term is defined in the Scholl Agreement), in either case, in the six-month period prior to a change in control, Mr. Scholl will be deemed employed as of the date of the change in control for purposes of vesting with respect to the Initial Grant.

Pursuant to the Scholl Agreement, Mr. Scholl is also entitled to (i) reimbursement by Alight Solutions for costs associated with his use of private aviation for business related purposes, in an amount up to an annual average of $6,700 per hour for up to 200 flight hours per year, and (ii) travel first-class on any commercial flight for business purposes. For further information regarding private aviation, please refer to “Certain Relationships and Related-Person Transactions.”

As more specifically described and set forth in the Scholl Agreement, Mr. Scholl is also eligible to receive severance benefits following certain terminations of his employment. Upon a termination of Mr. Scholl’s employment by us without “cause” or by Mr. Scholl for “good reason” (as each term is defined in the Scholl Agreement), Mr. Scholl will be entitled to receive the following payments and benefits, subject to his timely execution and non-revocation of a general release of claims: (i) a severance payment, payable in equal installments over 24 months following termination and equal to two times the sum of: (A) his annual base salary (at the highest rate in effect in the 6-month period preceding his termination date) and (B) his average annual bonus over the two most recent full completed fiscal years immediately preceding the fiscal year in which his termination date occurs (and if he was not employed by us for two full fiscal years immediately preceding the year in which his termination date occurs, the amount will be based on his average annualized bonus received in respect of the fiscal years in which he was actually employed); (ii) a pro-rata portion of his annual bonus for the year in which the termination occurs based on actual results for such year; (iii) continued participation in our group health plan for up to 12 months following his termination date; and (iv) access to outplacement services for the 12-month period following his termination date.

The Rooney Agreement

Under the terms of the Rooney Agreement, Ms. Rooney serves as our Global Chief Financial Officer and Chief Operating Officer. Her initial term of employment will be three years from the effective date of the Rooney

Agreement, which term will automatically extend for successive one-year periods unless either party provides written notice not to extend the term. Ms. Rooney receives a base salary of $550,000 per year, which may be increased (but not decreased) from time to time by the Board and is eligible to receive an annual bonus targeted at 100% of her base salary.

As more specifically described and set forth in the Rooney Agreement, Ms. Rooney is also eligible to receive severance benefits following certain terminations of her employment. Upon a termination of Ms. Rooney’s employment by us without “cause” or by

Ms. Rooney for “good reason” (as each term is defined in the Rooney Agreement), Ms. Rooney will be entitled to receive the following payments and benefits, subject to her timely execution and non-revocation of a general release of claims: (i) a severance payment, payable in equal installments over 24 months following termination and equal to two times the sum of: (A) her annual base salary (as in effect immediately prior to her termination date or immediately prior to any reduction if her termination is due to a reduction in base salary) and (B) her average annual bonus over the two most recent full completed fiscal years immediately preceding the fiscal year in which her termination date occurs; (ii) continued participation in our group health plan for up to 12 months following her termination date; and (iii) access to outplacement services for the 12-month period following her termination date.

The Employment Agreements also subject Mr. Scholl and Ms. Rooney to certain restrictive covenants, including confidentiality of information, non-competition, non-solicitation, and non-disparagement. The confidentiality and non-disparagement covenants have an indefinite term, and the non-competition and non-solicitation covenants each have terms effective both during the term of Mr. Scholl’s and Ms. Rooney’s employment and for two years following any termination of employment.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and its discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

Members of the Compensation Committee:

Richard N. Massey (Chair)

Daniel S. Henson

Denise Williams

Summary Compensation Table

The following table provides compensation information for our Fiscal 2023 NEOs. The table also shows compensation information for fiscal years 2022 and 2021 for current NEOs who were also NEOs during either of those years. The sum and/or computation of individual numerical amounts disclosed in the following tables and related footnotes may not equal the total due to rounding.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total

Stephan D. Scholl

Chief Executive Officer	2023	$800,000	—	$6,599,992	$516,800	$36,545	$7,953,337
	2022	$800,000	—	$5,000,000	$1,440,000	$25,024	$7,265,024

	2021	$800,000	—	$53,059,986	$1,600,000	$25,858	$55,485,844

Katie J. Rooney

Global Chief Financial Officer and Chief Operating Officer	2023	$521,402	—	$3,529,992	$177,650	$30,820	$4,259,864
	2022	$500,000	—	$1,900,000	$450,000	$23,334	$2,873,334

	2021	$500,000	—	$22,505,156	$500,000	$19,887	$23,525,043

Martin T. Felli

Chief Legal Officer and Corporate Secretary	2023	$440,625		$2,699,996	$106,623	$10,530	$3,257,774

Gregory A. George

Chief Commercial Officer, North America	2023	$289,773	$858,632	$5,499,977	$141,368	$1,274	$6,791,024

Gregory R. Goff

Chief Technology and Delivery Officer	2023	$475,000	—	$2,502,985	$115,069	$50,190	$3,143,244
	2022	$468,750	—	$2,000,000	$320,625	$28,552	$2,817,927

	2021	$450,000	—	$7,896,284	$337,500	$13,260	$8,697,045

Cesar Jelvez

Former Chief Professional & Global Payroll Officer	2023	$273,515	—	$5,784,808	—	$263,767	$6,322,090
	2022	$475,000	—	$1,900,000	$320,625	$24,455	$2,720,080

	2021	$475,000	—	$8,178,149	$356,250	$12,852	$9,022,252

(1) Amount reflects a $500,000 sign-on bonus and a $358,632 approved incremental bonus to approximate a full year VCP payout for Mr. George (see “Variable Compensation Plan – Actual VCP Awards” for more details).

(2) Amounts reflect the aggregate grant date fair value of RSU and PRSU awards. If maximum performance conditions are achieved over the entire three-year period, the grant date fair values for the PRSUs granted in Fiscal 2023 would be: Mr. Scholl, $6,600,000; Ms. Rooney, $1,530,000; Mr. Felli, $2,700,000; Mr. George, $5,000,000; Mr. Goff, $1,503,000; and Mr. Jelvez $1,503,000. Additionally, in accordance with a General Release between the Company and Mr. Jelvez, he received pro-rata vesting of his 2021 RSUs and vesting of his 2021 PRSUs based on target performance. Amount includes the incremental fair value of these awards attributable to the approved continued vesting of these awards as of Mr. Jelvez’s separation date. For a description of the assumptions used to determine the compensation cost of our awards, see the notes to our audited consolidated financial statements.

(3) Amounts reflect cash incentive amounts earned by the executives under our VCP.

(4) Amounts shown in the All Other Compensation column for Fiscal 2023 are detailed in the table below (see “—Compensation Discussion and Analysis” for more details on the items in the table below):

Name	Life Insurance(a)	401(k) Plan Match(b)	Executive Physical(c)	Tax Payments(d)	Other Payments(e)	Severance(f)	Total

Stephan D. Scholl	$3,494	$7,625	$5,386	$4,284	$15,756	—	$36,545

Katie J. Rooney	$1,044	$20,525	$5,419	$2,239	$1,593	—	$30,820

Martin T. Felli	$2,678	—	$5,665	$2,187	—	—	$10,530

Gregory A. George	$1,274	—	—	—	—	—	$1,274

Gregory R. Goff	$1,972	$20,525	$6,083	$1,958	$19,652	—	$50,190

Cesar Jelvez	$958	$20,418	$2,001	$5,391	$37,082	$197,917	$263,767

(a) Amounts reflect imputed income for insurance.

(b) Amounts reflect company matching contributions under our 401(k) Plan.

(c) Amounts reflect amounts for participation in the voluntary executive physical program.

(d) Amounts reflect tax payments to Messrs. Scholl, Felli, Goff, and Jelvez and Ms. Rooney for the executive physical program, and tax payment to Mr. Jelvez related to the reimbursement of the cost for his spouse to accompany him on a business trip.

(e) Amounts reflect imputed income for attendance at Alight’s top sales leader annual recognition event for Messrs. Scholl ($15,756), Goff ($19,652), and Jelvez ($22,335), tax receivable agreement payment to Ms. Rooney, and reimbursement to Mr. Jelvez for the cost for his spouse to accompany him on a business trip ($14,747).

(f) Amounts reflect severance benefits in connection with Mr. Jelvez’s separation from the Company.

2023 Grants of Plan-Based Awards

The following table sets forth summary information regarding all grants of plan-based awards made to our NEOs during Fiscal 2023. The sum and/or computation of individual numerical amounts disclosed in the following tables and related footnotes may not equal the total due to rounding.

		ESTIMATED FUTURE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS(1)			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS(2)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK OR UNITS(3) (#)	ALL OTHER OPTION AWARDS: NUMBER OF SECURITIES UNDERLYING (#)	GRANT DATE FAIR VALUE OF STOCK AND OPTION AWARDS(4) ($)
NAME	GRANT DATE	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD (#)	TARGET (#)	MAXIMUM (#)

Stephan D. Scholl

N/A		$400,000	$1,600,000	$3,200,000

3/10/2023					—	372,460	744,920			$3,299,996

3/10/2023					—			372,460		$3,299,996

Katie J. Rooney

N/A		$137,500	$550,000	$1,100,000

3/10/2023					—	86,343	172,686			$764,999

3/10/2023								86,343		$764,999

3/10/2023(5)								225,733		$1,999,994

Martin T. Felli

N/A		$82,526	$330,103	$660,205

3/10/2023					—	152,370	304,740			$1,349,998

3/10/2023								152,370		$1,349,998

Gregory A. George

N/A		$109,418	$437,671	$875,342

6/02/2023					—	281,848	563,696			$2,499,992

6/02/2023								281,848		$2,499,992

6/02/2023								56,369		$499,993

Gregory R. Goff

N/A		$89,063	$356,250	$712,500

3/10/2023					—	84,819	169,638			$751,496

3/10/2023								84,819		$751,496

3/10/2023(5)								112,866		$999,993

Cesar Jelvez

N/A		$89,063	$356,250	$712,500

3/10/2023					—	84,819	169,638			$751,496

3/10/2023								84,819		$751,496

3/10/2023(5)								112,866		$999,993

(1) The amounts reported for each named executive officer represent the estimated potential payments levels for Fiscal 2023 performance period under the VCP, further described under “—Compensation Discussion and Analysis”. The potential payouts were performance-based and, therefore, were completely at risk. The potential threshold, target, and maximum payment amounts assume achievement of 25%, 100%, and 200%, respectively. For executives eligible to receive a bonus under the VCP, the amount earned is reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.” Mr. Jelvez separated from the Company effective July 27, 2023 and was not eligible for a VCP payout for Fiscal 2023.

(2) For each executive, the amounts shown in these columns reflect, in shares, the target and maximum amounts for PRSUs subject to a three-year performance period beginning in Fiscal 2023 that is further described under “—Compensation Discussion and Analysis.” The potential awards are performance-based and, therefore, completely at risk. Mr. Jelvez forfeited his PRSUs as of his separation date.

(3) Reflects time-vested RSUs granted in Fiscal 2023 under the 2021 Plan. Please see footnotes in the table entitled “Outstanding Equity Awards at Fiscal 2023 Year-End” for details concerning the RSUs’ vesting schedule. Mr. Jelvez forfeited his time-vested RSUs as of his separation date.

(4) The value of a RSU or PRSU award is based on the fair value as of the grant date of such award determined in accordance with FASB ASC 718. Please refer to the notes to our audited consolidated financial statements included in our Annual Report for the relevant assumptions used to determine the valuation of our awards.

(5) Reflects one-time retention RSU awards to Ms. Rooney and Messrs. Goff and Jelvez. Please refer to “Compensation Discussion and Analysis—Overview of 2023 Compensation—Long-Term Incentive Compensation—2023 Special Long-Term Incentive Awards”.

Outstanding Equity Awards at Fiscal 2023 Year-End

The following table provides information regarding outstanding equity awards made to our NEOs as of December 31, 2023:

		STOCK AWARDS

NAME	YEAR	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED		EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED

Stephan D. Scholl		(#)(1)		($)(2)	(#)		($)(2)

	2023	372,460	(a)	$3,177,084

	2023				372,460	(3)	$3,177,084

	2022	182,950	(e)	$1,560,564

	2022				274,424	(3)	$2,340,837

	2021	4,800,000	(3)	$40,944,000

	2020				335,930	(4)	$2,865,483

	2020				162,590	(5)	$1,386,893

Katie J. Rooney

	2023	86,343	(a)	$736,506

	2023	225,733	(b)	$1,925,502

	2023				86,343	(3)	$736,506

	2022	69,521	(e)	$593,014

	2022				104,281	(3)	$889,517

	2021	937,500	(3)	$7,996,875

	2017				638,014	(4)	$5,442,259

	2017				76,223	(5)	$650,182

Martin T. Felli

	2023	152,370	(a)	$1,299,716

	2023				152,370	(3)	$1,299,716

Gregory A. George

	2023	281,848	(c)	$2,404,163

	2023				281,848	(3)	$2,404,163

	2023	56,369	(d)	$480,828

Gregory R. Goff

	2023	84,819	(a)	$723,506

	2023	112,866	(c)	$962,747

	2023				84,819	(3)	$723,506

	2022	73,180	(e)	$624,225

	2022				109,769	(3)	$936,330

	2021	675,000	(3)	$5,757,750

	2020				78,405	(4)	$668,795

	2020				39,927	(5)	$340,577

Cesar Jelvez

	2021	285,000	(3)	$2,431,050

	2020				71,277	(4)	$607,993

	2020				36,297	(5)	$309,613

(1) RSUs granted as part of annual equity awards vest ratably over a three-year period. The vesting schedule for unvested outstanding stock awards generally depends upon continued employment through the applicable vesting date. Other circumstances under which such awards will vest are described in the section entitled “Potential Payments Upon a Termination or Change in Control.”

(a) 2023 grant RSUs vest 33% on each of March 10, 2024, March 10, 2025, and March 10, 2026.

(b) 2023 one-time RSUs awarded to Ms. Rooney and Mr. Goff vest on August 10, 2025.

(c) 2023 grant RSUs awarded to Mr. George upon joining the Company vest 33% on each of June 2, 2024, June 2, 2025, and June 2, 2026.

(d) 2023 one-time RSUs awarded to Mr. George vest on June 2, 2024.

(e) 2022 grant RSUs vest 33% on each of March 10, 2023, March 10, 2024, and March 10, 2025.

(2) Represents the number of stock awards multiplied by $8.53, the closing stock price as of December 29, 2023.

(3) Represents the target number of shares that may be earned under the PRSU award program (see “Compensation Discussion and Analysis” for more details) that vest at the end of a three-year performance period, subject to certification of performance results in the first quarter following the completed performance period. If maximum performance conditions are achieved over the entire three-year period for the 2023 PRSUs, the maximum number of shares earned would be: Mr. Scholl, 744,920; Ms. Rooney, 172,686; Mr. Felli, 304,740; Mr. George, 563,696; and Mr. Goff, 169,638. If maximum performance conditions are achieved over the entire three-year period for the 2022 PRSUs, the maximum number of shares earned would be: Mr. Scholl, 548,848; Ms. Rooney, 208,562; and Mr. Goff, 219,538. 2023 and 2022 grant performance-based RSUs cliff vest on March 1, 2026 and March 1, 2025, respectively. The 2021 PRSUs subsequently vested on January 16, 2024 at the maximum level of performance resulting in 250% of target shares for Messrs. Scholl and Goff and Ms. Rooney. With respect to the 2021 PRSUs granted to Mr. Jelvez, performance was deemed achieved at 100% of target as approved by the Committee in connection with his separation from the Company.

(4) Reflects restricted shares of Company Class A common stock that will vest based on achievement of certain transfer, voting, vesting and other restrictions applicable to “Restricted Stock,” as set forth in the issuer’s 2021 Omnibus Incentive Plan or if earlier, on July 2, 2024. Mr. Jelvez’s restricted shares of Company Class A common stock remained subject to the vesting conditions for six months following his separation from the Company and were forfeited on January 27, 2024. As of December 31, 2023, vesting conditions had been met for 638,015 of Ms. Rooney’s restricted shares of Company Class A common stock to vest. Vesting conditions for the remaining outstanding restricted shares had not been achieved.

(5) Reflects restricted shares of Company Class B-1 and Class B-2 common stock that vest based on achievement of certain transfer, voting, vesting and other restrictions applicable to “Restricted Stock,” as set forth in the issuer’s 2021 Omnibus Incentive Plan. If any unvested shares do not vest on or before July 2, 2028, such shares will be automatically forfeited and canceled for no consideration. Mr. Jelvez’s restricted shares of Company Class B-1 and Class B-2 common stock remained subject to the vesting conditions for six months following his separation from the Company and were forfeited on January 27, 2024. As of December 31, 2023, the vesting conditions had not been achieved.

2023 Option Exercises and Stock Vested

The following table includes certain information with respect to shares acquired on the vesting of stock awards for each of our NEOs during Fiscal 2023. None of our NEOs hold options or similar instruments.

NAME	# OF SHARES OR UNITS ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)(1)

Stephan D. Scholl	731,474	$6,269,660

Katie J. Rooney	797,775	$6,580,426

Martin T. Felli	0	$ 0

Gregory A. George	0	$ 0

Gregory R. Goff	126,589	$1,091,879

Cesar Jelvez	90,198	$ 780,860

(1) Value realized calculated by multiplying the number of vested RSUs by the closing stock price on the vesting date or the last preceding trading day when the vesting date is a non-trading day (December 31, 2023).

Non-Qualified Deferred Compensation

The following table sets forth information concerning our Deferred Compensation Plan and the Supplemental Savings Plan for each of our NEOs during Fiscal 2023:

NAME(1)	EXECUTIVE CONTRIBUTIONS IN LAST FY	REGISTRANT CONTRIBUTIONS IN LAST FY	AGGREGATE EARNINGS (LOSSES) IN LAST FY(2)	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS	AGGREGATE BALANCE AT LAST FYE(3)

Stephan D. Scholl	—	—	—	—	—

Katie J. Rooney	—	—	—	—	—

Supplemental Savings Plan	—	—	$7,105	—	$51,691

Deferred Compensation Plan	—	—	$1,319	—	$23,304

Martin T. Felli	—	—	—	—	—

Gregory A. George	—	—	—	—	—

Gregory R. Goff	—	—	—	—	—
Cesar Jelvez	—	—	—	—	—

(1) None of Messrs. Scholl, Felli, George, Goff or Jelvez participate in the Deferred Compensation Plan or the Supplemental Savings Plans as these plans are legacy nonqualified deferred compensation plans which were open only to participants who participated in similar plans at Aon prior to our separation from Aon and are now frozen.

(2) Amounts reported represent investment earnings (losses) during 2023. No portion of any earnings would be considered above-market or preferential and, accordingly, no earnings are reflected under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table above.

(3) No amount reported in the “Aggregate Balance at Last FYE” column was reported as compensation in the Summary Compensation Table in prior years.

Pay Ratio Information

The annual total compensation of Mr. Scholl, our CEO, was $7,953,337 in Fiscal 2023, as reflected in the Summary Compensation Table. Based on reasonable estimates, the median annual total compensation of all employees of the company and its consolidated subsidiaries, excluding our CEO, was $51,702 for Fiscal 2023. Accordingly, for Fiscal 2023, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all of our employees and our consolidated subsidiaries’ other employees was 154 to 1.

We identified our median employee based on all taxable wages earned in Fiscal 2023 by each individual who we employed on December 31, 2023. We also converted all relevant employee compensation, on a country-by-country basis, to U.S. Dollars based on the applicable year-end exchange rate. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices, the CEO pay ratio disclosed above may not be comparable to the pay ratio reported by other companies, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratio.

Separation Arrangement for Mr. Jelvez

Mr. Jelvez separated from the Company on July 27, 2023. The Compensation Committee approved the following payments and benefits for Mr. Jelvez in connection with his separation from the Company on July 27, 2023. Mr. Jelvez is not included in the subsequent Potential Payments Upon a Termination or Change in Control section as his separation occurred prior to December 31, 2023.

Severance Payments(1)	$475,000

Health Plan Continuation(2)	$17,043

Outplacement Benefits(3)	$50,000

Time-vested RSU Acceleration(4)	$534,422

Performance-vested RSU Acceleration(5)	$2,747,400

TOTAL	$3,823,865

(1) Amount reported reflects income continuation of one times annual base salary for a period of twelve months.

(2) Amount reported reflects the cost of providing continued medical, dental and life insurance coverage as enrolled at the time of termination for a period of twelve months assuming 2024 rates.

(3) Amount reported reflects the maximum potential costs of outplacement services assuming 2024 rates.

(4) Amount reported reflects vesting of the outstanding tranche of time-vested RSUs granted on September 10, 2021, pro-rated for the number of days of active service between the last vesting date, December 31, 2022, and the next vesting date, December 31, 2023.

(5) Amount reported reflects vesting of the outstanding performance-vested RSUs granted on September 10, 2021 with performance deemed achieved at 100% of target.

Potential Payments Upon a Termination or Change in Control

The following table describes the potential payments and benefits that would have been payable to our NEOs under existing plans and contractual arrangements assuming (1) a termination of employment and/or (2) a “Sale of the Company” (as defined in the amended and restated limited liability company agreement of Alight and referred to herein as a “change in control” or a “CIC”) occurred on December 29, 2023, the last business day of our last completed fiscal year.

The amounts shown in the table do not include payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms, or operation in favor of the NEOs. These include distributions of previously vested plan balances under our 401(k) Plan, the Deferred Compensation Plan, and the Supplemental Savings Plan. Furthermore, the amounts shown in the table do not include amounts that may have been payable to a named executive officer upon the sale or purchase of his or her vested equity pursuant to the exercise of call rights. As previously disclosed, Mr. Jelvez separated from the Company effective July 27, 2023, with his severance arrangement disclosed above under “—Separation Arrangement for Mr. Jelvez”.

TERMINATION BY THE COMPANY WITHOUT CAUSE, OR BY EXECUTIVE WITH GOOD REASON	STEPHAN D. SCHOLL	KATIE J. ROONEY	MARTIN T. FELLI	GREGORY A. GEORGE	GREGORY R. GOFF

Severance Payments(1)	$5,156,800	$2,050,000	$450,000	$500,000	$475,000

Health Plan Continuation(2)	$17,043	$18,035	$16,893	$17,043	$18,035

Outplacement Benefits(3)	$50,000	$50,000	$50,000	$50,000	$50,000

Time-vested RSU Acceleration	$—	$—	$—	$—	$—

Performance-vested RSU Acceleration	$—	$—	$—	$—	$—

TOTAL	$5,223,843	$2,118,035	$516,893	$567,043	$543,035

(1) Amounts reported reflect a cash severance payment which includes the following:

•

Mr. Scholl—two times the sum of his annual base salary ($800,000) and his average 2021 and 2022 annual cash incentive award ($1,520,000) plus his actual annual cash incentive award for 2023 ($516,800);

•	Ms. Rooney—two times the sum of her annual base salary ($550,000) and her average 2021 and 2022 annual cash incentive award ($475,000);

•	Messrs. George, Felli, and Goff—one times annual base salary for each.

(2) Amounts reported reflect the cost of providing the executive officer with continued medical, dental and life insurance coverage as enrolled at the time of his or her termination for a period of twelve months assuming 2024 rates.

(3) Amounts reported reflect the maximum potential costs of outplacement services for each executive assuming 2024 rates.

CIC WITHOUT TERMINATION	STEPHAN D. SCHOLL	KATIE J. ROONEY	MARTIN T. FELLI	GREGORY A. GEORGE	GREGORY R. GOFF

Severance Payments	$—	$—	$—	$—	$—

Health Plan Continuation	$—	$—	$—	$—	$—

Outplacement Benefits	$—	$—	$—	$—	$—

Time-vested RSU Acceleration	$—	$—	$—	$—	$—

Performance-vested RSU Acceleration(1)	$15,744,000	$—	$—	$—	$—

Restricted Shares of Class A Common Stock Acceleration(2)	$—	$5,442,259	$—	$—	$—

TOTAL	$15,744,000	$5,442,259	$—	$—	$—

(1) Amounts reported for Mr. Scholl reflect accelerated vesting of his initial equity-based incentive awards in connection with the closing of the Company’s business combination on July 2, 2021. For purposes of valuing the portion of Mr. Scholl’s performance- vested RSUs that will accelerate and vest upon a change in control without termination on December 29, 2023, we have assumed that the performance-vested RSUs will vest, with the performance metrics being achieved at 100% of target performance as of the change in control. This assumption, however, should not be interpreted as our expectation of future performance. No amounts are reported for Ms. Rooney, Mr. George, Mr. Felli or Mr. Goff as their individual award agreements provide for accelerated vesting of all outstanding time-vested RSUs and performance-vested RSUs only upon a change in control with termination.

(2) Amounts reported for Ms. Rooney assume a change in control would have resulted in Blackstone receiving cash proceeds in respect of its Class A-1 Units of Alight such that Ms. Rooney’s remaining restricted shares of Class A common stock would have vested. As of December 29, 2023, the equity value of Alight had not appreciated to a level that would have resulted in the vesting of each of Messrs. Scholl and Goff’s restricted shares of Class A common stock. Therefore, no amounts are reported for Messrs. Scholl or Goff.

CIC WITH TERMINATION	STEPHAN D. SCHOLL	KATIE J. ROONEY	MARTIN T. FELLI	GREGORY A. GEORGE	GREGORY R. GOFF

Severance Payments(1)	$5,156,800	$2,050,000	$787,500	$1,250,000	$831,250

Health Plan Continuation(2)	$17,043	$18,035	$16,893	$17,043	$18,035

Outplacement Benefits(3)	$50,000	$50,000	$50,000	$50,000	$50,000

Time-vested RSU Acceleration(4)	$4,554,362	$3,129,095	$1,249,434	$2,773,379	$2,221,093

Performance-vested RSU Acceleration(4)	$21,049,449	$4,638,117	$1,249,434	$2,311,154	$3,809,622

Restricted Shares of Class A Common Stock Acceleration(5)	$—	$5,442,259	$—	$—	$—

TOTAL	$30,826,654	$15,327,506	$3,353,261	$6,401,576	$6,930,000

(1) Amounts reported reflect a cash severance payment which includes the following:

•

Mr. Scholl—two times the sum of his annual base salary ($800,000) and his average 2021 and 2022 annual cash incentive award ($1,520,000) plus his actual annual cash incentive award for 2023 ($516,800);

•	Ms. Rooney—two times the sum of her annual base salary ($550,000) and her average 2021 and 2022 annual cash incentive award ($475,000);

•	Mr. George—his annual base salary ($500,000) and his target annual cash incentive opportunity ($750,000);

•	Mr. Felli—his annual base salary ($450,000) and his target annual cash incentive opportunity ($337,500); and

•	Mr. Goff—his annual base salary ($475,000) and his target annual cash incentive opportunity ($356,250).

(2) Amounts reported reflect the cost of providing the executive officer with continued medical, dental and life insurance coverage as enrolled at the time of his or her termination for a period of twelve months assuming 2024 rates.

(3) Amounts reported reflect the maximum potential costs of outplacement services for each executive assuming 2024 rates.

(4) Amounts reported reflect accelerated vesting of all outstanding time-vested RSUs and performance-vested RSUs, with the performance-vested RSUs deemed achieved at 100% of target in the event the named executive officer experiences a termination of employment by the Company or any subsidiary without cause or by the named executive officer for good reason on or within the six months prior to, or within the 18 months following, a change in control.

(5) Amounts reported for Ms. Rooney assume a change in control would have resulted in Blackstone receiving cash proceeds in respect of its Class A-1 Units of Alight such that Ms. Rooney’s remaining restricted shares of Class A common stock would have vested. As of December 31, 2023, the equity value of Alight had not appreciated to a level that would have resulted in the vesting of each of Messrs. Scholl’s and Goff’s restricted shares of Class A common stock. Therefore, no amounts are reported for Messrs. Scholl or Goff.

DEATH	STEPHAN D. SCHOLL	KATIE J. ROONEY	MARTIN T. FELLI	GREGORY A. GEORGE	GREGORY R. GOFF

Severance Payments(1)	$1,600,000	$550,000	$337,500	$750,000	$356,250

Health Plan Continuation	$—	$—	$—	$—	$—

Outplacement Benefits	$—	$—	$—	$—	$—

Time-vested RSU Acceleration(2)	$1,438,739	$926,018	$338,890	$539,478	$683,814

Performance-vested RSU Acceleration(3)	$21,048,449	$4,638,117	$1,249,434	$2,311,154	$3,809,622

TOTAL	$24,087,188	$6,114,135	$1,925,824	$3,600,632	$4,849,686

(1) Amounts reported for each named executive officer reflect a full year VCP bonus at target performance in the event of death of the named executive officer. In addition to amounts reported in the table above in the event of death of a named executive officer, each named executive officer will receive benefits from third-party payors under our employer-paid premium life insurance plans. All of our executives are eligible for two times annual base salary at death (up to $5,000,000). Therefore, if such benefits were triggered for the named executive officers on December 31, 2023 under our life insurance plans, the legally designated beneficiary(ies) of each named executive officer would have received the following amounts: Mr. Scholl, $1,600,000; Ms. Rooney, $1,100,000; Mr. George, $1,000,000, Mr. Felli, $900,000; and Mr. Goff, $950,000.

(2) Amounts reported reflect accelerated vesting of one-third of the outstanding time-vested RSUs, pro-rated for the number of days of active service between the last vesting date and the next vesting date, in the event of death of the named executive officer.

(3) Amounts reported reflect accelerated vesting of all outstanding performance-vested RSUs with performance deemed achieved at 100% of target in the event of death of the named executive officer.

DISABILITY	STEPHAN D. SCHOLL	KATIE J. ROONEY	MARTIN T. FELLI	GREGORY A. GEORGE	GREGORY R. GOFF

Severance Payments(1)	$1,600,000	$550,000	$337,500	$750,000	$356,250

Health Plan Continuation	$—	$—	$—	$—	$—

Outplacement Benefits	$—	$—	$—	$—	$—

Time-vested RSU Acceleration(2)	$1,438,739	$926,018	$338,890	$539,478	$683,814

Performance-vested RSU Acceleration(3)	$18,259,940	$3,880,330	$416,093	$769,677	$3,045,144

TOTAL	$21,298,679	$5,356,348	$1,092,483	$2,059,155	$4,085,208

(1) Amounts reported for each named executive officer reflect a full year VCP bonus at target performance in the event of the disability of the named executive officer.

(2) Amounts reported reflect accelerated vesting of one-third of the outstanding time-vested RSUs, pro-rated for the number of days of active service between the last vesting date and the next vesting date, in the event of disability of the named executive officer.

(3) Upon the named executive officer’s termination due to disability, a portion of the named executive officer’s performance-vested RSUs will remain outstanding and eligible to vest on the certification date following the end of the applicable performance period, subject to the achievement of the applicable performance metrics. The portion of the performance-vested RSUs that become vested and earned will be pro-rated for the number of days during the applicable performance period in which that the named executive officer was in active service. For purposes of valuing the portion of the named executive officer’s performance-vested RSUs that will remain outstanding and eligible to vest upon a termination due to disability on December 31, 2023, we have assumed the performance metrics being achieved at 100% of target performance at the end of the performance period. This assumption, however, should not be interpreted as our expectation of future performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information about our existing equity compensation plans (including individual compensation arrangements) as of December 31, 2023:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS(2)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS(3)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN 1)(4)

Equity Compensation plans approved by security holders(1)	21,058,474	—	98,390,394

Equity compensation plans not approved by security holders	—	—	—

Total	21,058,474	—	98,390,394

(1) Includes our 2021 Plan and 2022 Employee Stock Purchase Plan (“2021 ESPP”).

(2) Amounts reported include the number of shares to be issued pursuant to 8,061,613 outstanding time-vested RSUs and 13,017,010 outstanding performance-vested RSUs that were granted under the 2021 Plan, assuming achievement of the performance levels for purposes of the performance-vested RSUs at target performance. The number of shares, if any, to be issued pursuant to the outstanding performance-vested RSUs will be determined upon the actual achievement of the predetermined performance goals related to our performance over the three-year performance period.

(3) The outstanding time-vested and performance-vested RSUs do not have exercise prices.

(4) Calculated based on the number of shares authorized and available for issuance under the 2021 Plan, less (a) shares issued in connection with the settlement of vested RSUs and (b) shares expected to be issued in the future upon the vesting and settlement of outstanding RSUs. The 2021 Plan provides for an authorized share pool of 92,267,687 shares of Company Class A common stock that may be issued pursuant to awards granted thereunder, and the 2021 ESPP provides for an authorized share pool of 13,461,281 shares of Company Class A common stock that may be issued pursuant to rights granted under the 2021 ESPP. The 98,390,394 figure in the table reflects the potential number of aggregate shares remaining as of December 31, 2023 which could be issued pursuant to future awards under the 2021 Plan of (in an amount equal to 86,428,864 shares remaining) and pursuant to future issuances under the 2021 ESPP (in an amount equal to 11,961,530 shares remaining). As of December 31, 2023, there were no shares subject to purchase pursuant to outstanding rights under the 2021 ESPP. Note that the following shares may return to the 2021 Plan and be available for issuance in connection with a future award: (i) shares covered by an award that expires or otherwise terminates without having been exercised in full; (ii) shares that are forfeited or awards which are canceled and regranted in accordance with the terms of the 2021 Plan; (iii) shares covered by an award that may only be settled in cash per the terms of the award which do not count against the 2021 Plan’s award pool; (iv) shares withheld to cover payment of an exercise price or cover applicable tax withholding obligations; and (v) shares tendered to cover payment of an exercise price. Pursuant to the terms of the 2021 Plan, the number of shares available for issuance pursuant to awards granted thereunder will be automatically increased on the first day of each fiscal year following 2023 in an amount equal to the lesser of (x) 26,922,562 shares of Company Class A common stock, (y) 5% of the total number of shares of Company Class A common stock and shares of Company Class V common stock outstanding on the last day of the immediately preceding fiscal year, and (z) a lower number of shares of Company Class A common stock as determined by the Board. Additionally, pursuant to the terms of the ESPP, the number of shares available for issuance pursuant to rights granted thereunder will be automatically increased on the first day of each fiscal year following 2022 in an amount equal to the lesser of (x) 1% of the total number of shares of Company Class A common stock and Company Class V common stock outstanding on the last day of the immediately preceding fiscal year and (y) a lower number of shares of Company Class A common stock as determined by the Board.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of Alight’s Class A common stock and Class V common stock as of April 24, 2024 by:

•	each of Alight’s named executive officers and directors;

•	all executive officers and directors of Alight as a group; and

•	each person known by Alight to be the beneficial owner of more than 5% of the shares of any class of Alight’s Common Stock.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The percentage of beneficial ownership of shares of Alight’s Common Stock is calculated based on the following outstanding shares as of April 24, 2024: (i) an aggregate of 550,346,093 shares of Class A common stock and (ii) an aggregate of 734,248 shares of Class V common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 4 Overlook Point, Lincolnshire, Illinois 60069.

BENEFICIAL OWNERSHIP AS OF APRIL 24, 2024
NAME	SHARES OF CLASS A COMMON STOCK	% OF CLASS A COMMON STOCK	SHARES OF CLASS V COMMON STOCK	% OF CLASS V COMMON STOCK	% OF TOTAL VOTING POWER

Directors and Named Executive Officers

William P. Foley, II(1)	12,663,508	2.3%	—	—	2.3%

Daniel S. Henson	1,969,057	*	42,121	5.7%	*

Richard N. Massey	1,358,857	*	—	—	*

Erika Meinhardt(2)	88,575	*	—	—	*

Siobhan Nolan Mangini	—	—	—	—	—

Regina M. Paolillo	71,275	*	—	—	*

Kausik Rajgopal	22,636	—	—	—	—

Denise Williams	24,167	—	—	—	—

Stephan D. Scholl	6,998,845	1.3%	—	—	1.3%

Katie J. Rooney	2,606,481	*	69,620	9.5%	*

Martin T. Felli	28,496	—	—	—	—

Gregory A. George	—	—	—	—	—

Gregory R. Goff	684,729	*	—	—	*

Cesar Jelvez**	—	—	—	—	—

All Directors and Executive Officers as a Group (15 persons)	27,414,742	5.0%	194,686	26.5%	5.0%

5% Holders

Cannae Holdings, Inc.(3)	52,477,062	9.5%	—	—	9.5%

Starboard Value LP(4)	39,807,000	7.2%	—	—	7.2%

The Vanguard Group(5)	35,198,914	6.4%	—	—	6.4%

ArrowMark Colorado Holdings, LLC(6)	31,675,176	5.8%	—	—	5.7%

BlackRock, Inc.(7)	29,831,900	5.4%	—	—	5.4%

FPR Partners, LLC(8)	28,200,084	5.1%	—	—	5.1%

* Percentage owned is less than 1.0%

** Mr. Jelvez ceased to be an executive officer in July 2023.

(1) Consists of 5,830,204 shares of Class A common stock held directly by William P. Foley, II; 171,878 shares of Class A common stock held directly by Trasimene Capital FT, LLC (“Trasimene GP”), and 6,661,426 shares of Class A common stock held directly by Bilcar FT, LP (“Bilcar”). William P. Foley, II is the sole member of Bilcar FT, LLC (“Bilcar FT”), which, in turn, is the sole general partner of Bilcar. William P. Foley, II is also the sole member of Trasimene GP. Because of the relationships between William P. Foley, II and Bilcar, Bilcar FT, and Trasimene GP, William P. Foley, II may be deemed to beneficially own the securities reported herein to the extent of his pecuniary interests. William P. Foley, II disclaims beneficial ownership of the securities reported herein, except to the extent of his pecuniary interest therein, if any. Mr. Foley and the entities referred to in this footnote are sometimes referred to collectively herein as “Foley.”

(2) Consists of 78,575 shares of Class A common stock held by Erika Meinhardt and 10,000 shares of Class A common stock held by a trust of which Erika Meinhardt is the trustee.

(3) Based on a Schedule 13D filed with the SEC on August 21, 2023, by Cannae and Cannae Holdings, LLC (“Cannae LLC”). The reported shares of common stock consists of 12,477,062 shares of Class A common stock directly owned by Cannae LLC and 40,000,000 shares of Class A common stock held by Cannae Funding A, LLC, each a wholly owned subsidiary of Cannae. Each of Cannae and Cannae LLC share voting and dispositive power over the 52,477,062 shares of Class A common stock. Each of Cannae and Cannae LLC expressly disclaims beneficial ownership of any securities reported herein except to the extent such entity actually exercises voting or dispositive power with respect to such securities. The address for Cannae is 1701 Village Center Circle, Las Vegas, Nevada 89134.

(4) Based on a Schedule 13D filed with the SEC on February 21, 2024. The ownership of the reported shares of common stock is as follows: (i) Starboard Value and Opportunity Master Fund Ltd (“Starboard V&O Fund”) has sole voting and dispositive power with respect to 22,190,437 of the reported shares; (ii) Starboard Value and Opportunity S LLC (“Starboard S LLC”) has sole voting and dispositive power with respect to 2,821,540 of the reported shares; (iii) Starboard Value and Opportunity C LP (“Starboard C LP”) has sole voting and dispositive power with respect to 2,189,383 of the reported shares; (iv) Starboard Value and Opportunity Master Fund L LP (“Starboard L Master”) has sole voting and dispositive power with respect to 1,228,759 of the reported shares; (v) Starboard X Master Fund Ltd (“Starboard X Master”) has sole voting and dispositive power with respect to 7,157,058 of the reported shares; and (vi) the Starboard Value LP Account (as defined below) holds 4,219,823 of the reported shares. Starboard Value LP is the investment manager of Starboard V&O Fund, Starboard C LP, Starboard L Master and Starboard X Master and of a certain managed account (the “Starboard Value LP Account”) and the manager of Starboard S LLC; Starboard Value R LP (“Starboard R LP”) is the general partner of Starboard C LP; Starboard Value L LP (“Starboard L GP”) is the general partner of Starboard L Master; Starboard Value R GP LLC (“Starboard R GP”) is the general partner of Starboard R LP and Starboard L GP; Starboard Value GP LLC (“Starboard Value GP”) is the general partner of Starboard Value LP; Starboard Principal Co LP (“Principal

Co”) is a member of Starboard Value GP; and Starboard Principal Co GP LLC (“Principal GP”) is the general partner of Principal Co. Jeffrey C. Smith and Peter A. Feld are members of Principal GP and members of the Management Committees of Starboard Value GP and Principal GP. In these capacities, each of Starboard Value LP, Starboard Value GP, Principal Co, Principal GP and Messrs. Smith and Feld may be deemed the beneficial owners of (i) 22,190,437 shares owned by Starboard V&O Fund, (ii) 2,821,540 shares owned by Starboard S LLC, (iii) 2,189,383 shares owned by Starboard C LP, (iv) 1,228,759 shares owned by Starboard L Master, (vi) 7,157,058 shares owned by Starboard X Master, and (vii) 4,219,823 shares held in the Starboard Value LP Account. The address of the principal office of each of Starboard V&O Fund, Starboard S LLC, Starboard C LP, Starboard R LP, Starboard L Master, Starboard L GP, Starboard R GP, Starboard X Master, Starboard Value LP, Starboard Value GP, Principal Co, Principal GP is 777 Third Avenue, 18th Floor, New York, New York 10017.The address of the principal office of each of Messrs. Smith and Feld is c/o Starboard Value LP, 201 E Las Olas Boulevard, Suite 1000, Fort Lauderdale, Florida 33301.

(5) Based on a Schedule 13G filed with the SEC on February 13, 2024. The Vanguard Group has shared voting power over 323,394 shares of Class A common Stock, sole dispositive power over 34,488,932 shares of Class A common Stock, and shared dispositive power over 709,982 shares of Class A common Stock. The address for The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(6) Based on a Schedule 13G filed with the SEC on February 14, 2024. ArrowMark Colorado Holdings, LLC has sole voting and dispositive power over the 31,675,176 shares of Class A common stock. The address for ArrowMark Colorado Holdings, LLC is 100 Fillmore Street, Suite 325, Denver, Colorado 80206.

(7) Based on a Schedule 13G filed with the SEC on February 12, 2024. BlackRock, Inc. has sole voting power over 29,043,886 shares of Class A common stock and sole dispositive power over 29,831,900 shares of Class A common stock. The address for BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

(8) Based on a Schedule 13G filed with the SEC on February 14, 2024, by and on behalf of FPR Partners, LLC (*FPR”), Andrew Raab, and Bob Peck. The reported shares of Class A common stock are held directly by certain limited partnerships. FPR acts as investment manager to the limited partnerships with sole voting and dispositive power over the 28,200,084 shares of Class A common stock, and may be deemed to indirectly beneficially own securities owned by the limited partnerships. Andrew Raab and Bob Peck are the Senior Managing Members of FPR with shared voting and dispositive power over the 28,200,084 shares of Class A common stock, and may be deemed to indirectly beneficially own securities owned by FPR and the limited partnerships. Each of FPR Partners, LLC, Andrew Raab and Bob Peck disclaims beneficial ownership of the shares of Class A common stock except to the extent of their respective pecuniary interest therein. The address for FPR Partners, LLC is 405 Howard Street, 2nd Floor, San Francisco, CA 94105.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Under the rules of the NYSE rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of NYSE, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit Committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules of NYSE. Compensation Committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of NYSE.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of NYSE, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of NYSE, the Board must affirmatively determine that the members of the Compensation Committee are independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including, but not limited to: (1) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (2) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our Board has determined that all of our non-employee directors – Messrs. Foley, Henson, Massey and Rajgopal and Mses. Nolan Mangini, Meinhardt, Paolillo and Williams – meet the applicable criteria for independence established by NYSE. Stephan Scholl does not qualify as independent under the NYSE Rules due to his employment as our CEO. In arriving at the foregoing independence determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and any relationships they have with us and our management.

Certain Relationships and Related Party Transactions

Policy Regarding Transactions with Related Persons

The Company has adopted a formal written policy (the “Policy”) setting forth policies and procedures for the review and approval or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC. Our related party transaction policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) promptly disclose to our Chief Legal Officer and Corporate Secretary any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we are to be a participant and where the amount involved exceeds $120,000 and in which any related party had or will have a direct or indirect material interest) and all material facts with respect thereto.

Because the Company operates primarily in the business-to-business market and several institutional investors are related parties by virtue of owning more than 5% of the Company’s Common Stock and also own 10% or greater of a number of other firms, corporations or other entities, potential related party transactions may arise in the ordinary course of the Company’s business. Transactions involving portfolio companies of 5% holders who are actively involved with the management of the Company are monitored and the Audit Committee is informed of transactions that require its approval under the Policy. Transactions with those portfolio companies entered into during the ordinary course of business are pre-approved under the Policy and the Audit Committee receives material details of such transactions at the next regularly scheduled meeting of the Audit Committee. In order to streamline the review and approval process, the Policy provides that if the Chief Legal Officer and Corporate Secretary determines it is impractical or undesirable to wait until the next Audit Committee meeting to consummate a Related Party Transaction, the chairperson of the Audit Committee may review and approve such transactions in accordance with the guidelines set out in the Policy, and then report all such approvals at the next regularly scheduled Audit Committee meeting.

Once a potential related party transaction has been reported, our Chief Legal Officer and Corporate Secretary will then promptly communicate that information to the Audit Committee or the chairperson of the Audit Committee, as applicable. At its meetings, the Audit Committee shall be provided with the material details of each of the new proposed and approved related party transactions. Any member of the Audit Committee who has an interest in the related party transaction under review by the Audit Committee will be required to abstain from voting on the approval of the related party transaction, but may, if so requested by the chairperson of the Audit Committee, participate in some or all of the Audit Committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the Audit Committee may determine to permit or to prohibit the related party transaction.

Additionally, all members of the Executive Leadership Team and certain other senior leaders have received training regarding conflicts of interest and the process for management to proactively provide updates to the Company’s legal and corporate compliance functions regarding any changes in their related party relationships. Additionally, all newly appointed executive officers and key leaders receive conflict of interest training and any disclosed conflicts are documented accordingly.

Indemnification of Directors and Officers

The By-laws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL. In addition, the Certificate of Incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

There is no material pending litigation or proceeding naming any of Alight’s directors or officers for which indemnification is currently being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Support and Services Agreement

In connection with the closing of Alight’s separation from Aon, Alight Holdings entered into a support and services agreement with Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the support and services agreement, Alight engaged BMP to arrange for Blackstone’s portfolio operations group to provide support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s private equity portfolio companies of a type and amount determined by such portfolio services group to be warranted and appropriate. In addition, pursuant to the support and services agreement, Blackstone, without discrete compensation, actively monitored the operations of Alight and evaluated strategic transactions and other initiatives that Blackstone views as potentially beneficial for Alight. Alight paid or reimbursed BMP and its affiliates for out-of-pocket costs and expenses incurred by BMP and its affiliates and is required to indemnify BMP and its affiliates and related parties, in each case, in connection with the provision of such services under the support and services agreement.

The support and services agreement contemplates that Blackstone’s group purchasing program is available to Alight and that in the event Alight hires a financial advisor, consultant, investment banker or any similar advisor in connection with any acquisition, divestiture, disposition, merger, consolidation, restructuring, refinancing, recapitalization, issuance of private or public debt or equity securities (including, without limitation, an initial public offering of equity securities), financing or similar transaction, the parties would negotiate in good faith to agree upon appropriate services, compensation, indemnification and other terms upon which BMP or its affiliates would be hired for such services, provided that Alight is not obligated to hire BMP or its affiliates for such services.

The Business Combination

On July 2, 2021 (the “Closing Date”), FTAC completed the business combination (the “Business Combination”) with Alight Holdings contemplated by the Business Combination Agreement (as amended and restated as of April 29, 2021) between FTAC, Alight Holdings and other interested parties (the “Business Combination Agreement”). On the Closing Date, pursuant to the Business Combination Agreement, FTAC became a wholly owned subsidiary of Alight, Inc. and was renamed Alight Group, Inc. As a result of the Business Combination, and by virtue of such series of mergers and related transactions, the combined company is now organized in an “Up-C” structure, in which substantially all of the assets and business of Alight are held by Alight Holdings, of which Alight is the managing member pursuant to the terms of the Alight Holdings Operating Agreement (as defined below) that went into effect upon the completion of the Business Combination. As of December 31, 2023, Alight owned approximately 95% of the economic interest in Alight Holdings but has 100% of the voting power and controls the management of Alight Holdings.

Arrangements Involving Other Stockholders that Beneficially Own More than 5% of Any Class of Stock

Transactions with Director and Executive Officer-Affiliated Entities

We take very seriously any actual or perceived conflicts of interest, and critically evaluate all potential transactions and relationships that may involve directors or executive officers or entities affiliated with them.

Some of our directors and executive officers are also affiliated with other entities. We may provide services to some of these entities and sometimes those entities provide services to us. Under our Related Party Transactions policy, transactions with director and executive officer affiliated entities must be pre-approved by the Audit Committee and any interested directors on the Audit Committee shall not participate in the approval process or vote, unless their input is directly requested.

Ms. Meinhardt was an Executive Vice President of FNF, and Mr. Foley is a founder of FNF and serves as the Chairman of its board of directors. During Fiscal 2023, we received revenue of $8.8 million from services provided to FNF. Each of these transactions was conducted on, and all of these services were provided on, an arm’s-length basis.

Aircraft Arrangement

In Fiscal 2023, we entered into an aircraft operating sublease agreement (the “Aircraft Sublease Agreement”) to sublease an aircraft from a statutory trust (the “Lessor Entity”), whose direct or indirect beneficial owner is Mr. Scholl, our CEO and a director of the Company. Throughout Fiscal 2023, we subleased the aircraft, on a non-exclusive basis, from the Lessor Entity. Pursuant to the Aircraft Sublease Agreement and the related Aircraft Services Agreement with Aircraft Services Group, Inc. (a third-party aircraft management company with no affiliation to the Company, Mr. Scholl or any of its executive officers) (“ASG”), the Company pays a fixed hourly rate to ASG which is inclusive of substantially all direct operating costs, expenses, fees, and charges incurred in connection with the Company’s operation of the aircraft during the rental period in which it operates the aircraft. Although Mr. Scholl is the primary Company passenger on the aircraft and generally uses the aircraft when it is more practical than flying on scheduled commercial airlines, other members of management may periodically utilize the aircraft. During Fiscal 2023, the Company made aggregate payments to ASG related to the aircraft of approximately $1.9 million plus a de minimis amount for registration fees and personal property taxes. The $1.9 million paid to ASG was used for aircraft operating costs. The Company prepays such amounts on a quarterly basis and reconciles the payment amount after each quarter based on actual usage; accordingly, the payments described above may include payments for anticipated services in the first quarter of 2024.

Transactions with 5% Holders

From time to time, institutional investors, such as large investment management firms, mutual fund management organizations and other financial institutions, become beneficial owners (through aggregation of holdings of their affiliates) of 5% or more of voting securities of the Company, and, as a result, are considered a “related party” under the Policy. These organizations may provide services to the Company. In addition, the Company may provide services to these organizations.

During Fiscal 2023, we recognized revenue of approximately $0.4 million for providing professional services to Blackstone. In March 2023, we conducted a secondary offering of shares of Company Class A common stock. The Company did not sell any shares of Class A common stock in the offering and did not receive any proceeds from the offering. Blackstone Securities Partners, L.P., an affiliate of Blackstone, served as underwriter of 5,290,000 of the 52,900,000 shares of Company Class A common stock sold in our March 2023 secondary offering, with underwriting discounts and commissions of $0.29 per share paid by the selling stockholders, for an aggregate amount of $1,534,100. The Company paid certain costs associated with the sale of shares by the selling stockholders.

In August 2023, we conducted a secondary offering of shares of Company Class A common stock. The Company did not sell any shares of Class A common stock in the offering and did not receive any proceeds from the offering. The Company paid certain costs associated with the sale of shares by the selling stockholders.

Transactions with Portfolio Companies

Our current and previous Sponsor Investors (as defined below) and legacy investors are majority investors in, have control over, or are otherwise affiliated with many other companies. We have entered, and may in the future enter, into commercial transactions in the ordinary course of our business with some of these companies, including the sale of products and services and the purchase of products and services. We monitor those transactions with portfolio companies of our Sponsor Investors (as defined below) who are actively involved with the management of the Company and inform the Audit Committee of transactions which require their oversight and approval under the Policy. None of these transactions or arrangements, in isolation, has been or is expected to be material to Alight.

During Fiscal 2023, we recognized revenue of approximately $16.1 million and $8.8 million for services we provided to entities affiliated with Blackstone and Foley, respectively. During the same period, we paid approximately $28.4 million and an immaterial amount for products and services we received from entities affiliated with Blackstone and Foley, respectively.

Post-Business Combination Arrangements

We entered into certain agreements with certain of our pre-Business Combination investors in connection with the closing of the Business Combination The agreements described in this section are qualified in their entirety by reference to the full text of such agreements, which have been filed as exhibits to our Annual Report. These agreements include:

•	Second Amended and Restated Limited Liability Company Agreement of Alight Holdings (see the section below entitled “The Alight Holdings Operating Agreement”);

•	Tax Receivable Agreement (see the section below entitled “Tax Receivable Agreement”);

•	Investor Rights Agreement (see the section below entitled “Investor Rights Agreement”); and

•	Registration Rights Agreement (see the section below entitled “Registration Rights Agreement”).

The Alight Holdings Operating Agreement

Concurrently with the completion of the Business Combination, the existing amended and restated limited liability company agreement of Alight Holdings was amended and restated in its entirety to become the Second Amended and Restated Limited Liability Company Agreement of Alight Holdings, dated as of July 2, 2021, by and among Alight Holdings, the Company, certain subsidiaries of the Company and the other members of Alight Holdings, and was amended further pursuant to the First Amendment to Second Amended and Restated Limited Liability Company Agreement of Alight Holdings, dated as of December 1, 2021, by and between Alight, Inc., Bilcar FT, LP, Trasimene Capital FT, LP and Alight Holdings.

Tax Receivable Agreement

In connection with the Business Combination, we entered into a tax receivable agreement (the “Tax Receivable Agreement” or the “TRA”) with certain of our pre-Business Combination owners (the “TRA Parties”), in substantially the form attached as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021. The Tax Receivable Agreement provides for the payment by the Company to such TRA Parties of 85% of the benefits, if any, that the Company is deemed to realize (calculated using certain assumptions) as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of Alight Holdings as a result of the Business Combination and as a result of sales or exchanges of the limited liability company interests of Alight Holdings (the “Alight Holdings Units”) for shares of Class A common stock after the Business Combination and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that the Company would otherwise be required to pay in the future, although the Internal Revenue Service may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of the Company and not of Alight Holdings. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges of Alight Holdings Units for shares of Class A common stock, the applicable tax rate, the price of shares of our Class A common stock at the time of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Alight Holdings and our possible utilization of tax attributes, including existing tax basis acquired at the time of the Business Combination, the payments that the Company may make under the Tax Receivable Agreement may be substantial. The payments under the Tax Receivable Agreement are not conditioned on the exchanging holders of Alight Holdings Units or other TRA Parties continuing to hold ownership interests in the Company or Alight Holdings. To the extent payments are due to the TRA Party Representative under the Tax Receivable Agreement, the payments are generally required to be made within ten business days after the tax benefit schedule (which sets forth the Company’s realized tax benefits covered by the Tax Receivable Agreement for the relevant taxable year) is finalized. The Company is required to deliver such a tax benefit schedule to the TRA Parties’ representative, for its review, within ninety calendar days after the due date (including extensions) of the Company’s federal corporate income tax return for the relevant taxable year. For more information regarding our accrued liability under the TRA as of December 31, 2023, see Note 15 “Tax Receivable Agreement” to the Consolidated Financial Statements included in our Annual Report.

Investor Rights Agreement

In connection with the closing of the Business Combination, on July 2, 2021, the Company, Trasimene Capital FT, LP, Bilcar, Cannae LLC and THL FTAC LLC (collectively with Trasimene Capital FT, LP, Bilcar and Cannae LLC, and together with their affiliated transferees, the “Sponsor Investors”), each of the funds and investment vehicles affiliated with Blackstone that held equity interests in the Company or Alight Holdings following the completion of the Business Combination, New Mountain Partners IV (AIV-E) L.P. and New Mountain Partners IV (AIV-E2) L.P., Jasmine Ventures Pte. Ltd. and Platinum Falcon B 2018 RSC Limited entered into an Investor Rights Agreement (the “Investor Rights Agreement”). Although Blackstone and Platinum Falcon have withdrawn from the Investor Rights Agreement and no longer have any director appointment rights, the Investor Rights Agreement provides that the Sponsor Investors continue to have the right to designate and have designated three of the nine directors on our Board, including the Chairman. As a result, the Sponsor Investors may be considered to have significant influence with respect to the Company’s management, business plans and policies, including the appointment and removal of the Company’s officers.

Designation Rights

The Investor Rights Agreement provides that for so long as the Sponsor Investors beneficially own at least 50% of the Common Stock held by the Sponsor Investors on the Closing Date, the Sponsor Investors will retain the right to designate three directors. If the Sponsor Investors hold less than 50% of the Common Stock held by the Sponsor Investors on the Closing Date, the Investor Rights Agreement provides that they will have the right to designate (1) if they collectively beneficially own at least 7.5% of the aggregate outstanding Common Stock, three directors, (2) if they collectively beneficially own at least 6.25% (but less than 7.5%) of the aggregate outstanding Common Stock, two directors; and (3) if the Sponsor Investors collectively beneficially own at least 2.5% (but less than 6.25%) of the aggregate outstanding Common Stock, one director. In addition, the Investor Rights Agreement provides that Cannae LLC (or, if Cannae LLC is no longer party to the Investor Rights Agreement, the applicable designator for the Sponsor Investors at such time) will have the right to consent to any individual nominated for election to the Board seat initially occupied by the CEO of the Company, for so long as the Sponsor Investors collectively beneficially own at least 7.5% of the aggregate outstanding Common Stock.

Under the Investor Rights Agreement, any director that has been designated by the Sponsor Investors may only be removed with the consent of such investor, and the Sponsor Investors will be entitled to appoint replacement designees in the event a vacancy is created with respect to one of their designees.

Under the Investor Rights Agreement, the Company has agreed to include the applicable designees in its slate of nominees for election at any stockholder meetings and to use reasonable best efforts to cause each designee to be elected. In addition, each of the Sponsor Investors agreed with the Company that it would vote in favor of the Board’s slate of nominees.

Registration Rights Agreement

In connection with the Business Combination, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of July 2, 2021, with the Sponsor Investors, and certain of our legacy investors (collectively, the “RRA Parties”). Pursuant to the Registration Rights Agreement, the Company, filed a Registration Statement to permit the public resale of all the registrable securities held by the RRA Parties from time to time as permitted by Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”) with the

SEC on August 23, 2021. In addition, upon the demand of any such RRA Party, the Company will be required to facilitate a non-shelf registered offering of shares of Class A common stock requested by such RRA Party to be included in such offering. Any demanded non-shelf registered offering may, at the Company’s option, include shares of the Class A common stock to be sold by the Company for its own account and will also include registrable shares to be sold by holders that exercise their related piggyback rights in accordance with the Registration Rights Agreement. Within 90 days after receipt of a demand for such registration, the Company will be required to use its reasonable best efforts to file a registration statement relating to such demand. In certain circumstances, the RRA Parties will be entitled to piggyback registration rights in connection with the demand of a non-shelf registered offering.

In addition, the Registration Rights Agreement entitles the RRA Parties to demand and be included in a shelf registration when the Company is eligible to sell its shares of Class A common stock in a secondary offering on a delayed or continuous basis in accordance with Rule 415 of the Securities Act.

The Registration Rights Agreement also provides that the Company will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.

Item 14. Principal Accountant Fees and Services.

Audit, Audit-Related, Tax and All Other Fees

The following table presents fees billed for professional audit services and other services rendered to Alight, Inc. by Ernst & Young LLP (“EY”) for the fiscal years ended December 31, 2023 and 2022 (in thousands):

	2023	2022

Audit Fees(1)	$5,476,503	$4,067,000

Audit-Related Fees(2)	$59,000	$56,000

Tax Fees(3)	$48,000	$44,000

All Other Fees(4)	$3,938	$8,205

Total	$5,587,441	$4,175,205

(1) Includes fees for audits of Alight’s annual financial statements, reviews of interim financial statements included in the quarterly reports, audits relating to carve-out financial statements, comfort letters, consents and services that are normally provided in connection with statutory and regulatory filings, including review of documents filed with the SEC.

(2) Includes fees billed for professional services rendered related to certain benefit plans.

(3) Includes fees for tax compliance and tax consultations.

(4) Other Fees consist of an annual license fee for accounting research software.

All audit-related services, tax services, and other non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services by EY was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee Charter provides for pre-approval of audit, audit-related, and tax services specifically described by the Audit Committee on an annual basis, except for the non-audit services specifically excepted from pre-approval in the Audit Committee Charter. The Audit Committee has established procedures in place for pre-approval, including the delegation of pre-approval to individual members of the Audit Committee, provided that any such pre-approvals are presented to the full Committee at its next scheduled meeting.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

Financial Statement Schedules

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(a)	Exhibits:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

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

Alight, Inc.

Date: April 29, 2024	By:	/s/ Stephan D. Scholl
Stephan D. Scholl
Chief Executive Officer