Form 10-Q
period 2024-03-31
Alight, Inc. / Delaware
filed 2024-05-08
CIK 1809104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 550,348,057 shares of Class A Common Stock, par value $0.0001 per share, 4,914,939 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,914,939 shares of Class B-2 Common Stock, par value $0.0001 per share, 734,248 shares of Class V Common Stock, par value $0.0001 per share, 376,637 shares of Class Z-A Common Stock, par value $0.0001 per share, 100,731 shares of Class Z-B-1 Common Stock, par value $0.0001 per share, and 100,731 shares of Class Z-B-2 Common Stock, par value $0.0001 per share, outstanding.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements regarding the sale of our Payroll & Professional Services business, including the likelihood of the consummation of the transaction, the expected time period to consummate the transaction, statements that relate to expectations regarding future financial performance, and business strategies or expectations for our business. Forward-looking statements can often be identified by the use of words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” or similar expressions or the negative thereof. These forward-looking statements are based on information available as of the date of this report and the Company’s management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
our ability to complete the sale of our payroll and professional services business on the terms disclosed, or at all, and to realize the expected benefits of such transaction;
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
•
issues relating to the use of new and evolving technologies, such as Artificial Intelligence (“AI”) and Machine Learning;
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
•
our obligations under our Tax Receivable Agreement;
•
changes to our credit ratings or interest rates which could affect our financial resources, ability to raise additional capital, generate sufficient cash flows, or generally maintain operations; and
•
other risks and uncertainties indicated in this report and our other public filings, including those set forth under the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on February 29, 2024 (the "Annual Report").

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Alight, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$256	$324
Receivables, net	393	435
Other current assets	217	260
Fiduciary assets	250	234
Current assets held for sale	2,501	1,523
Total Current Assets	3,617	2,776
Goodwill	3,212	3,212
Intangible assets, net	3,066	3,136
Fixed assets, net	387	331
Deferred tax assets, net	86	38
Other assets	346	341
Long-term assets held for sale	—	948
Total Assets	$10,714	$10,782

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$278	$325
Current portion of long-term debt, net	25	25
Other current liabilities	282	233
Fiduciary liabilities	250	234
Current liabilities held for sale	1,475	1,370
Total Current Liabilities	2,310	2,187
Deferred tax liabilities	32	32
Long-term debt, net	2,762	2,769
Long-term tax receivable agreement	784	733
Financial instruments	132	109
Other liabilities	166	142
Long-term liabilities held for sale	—	68
Total Liabilities	$6,186	$6,040
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 1,000.0 shares authorized; 550.0 and 510.9 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class B Common Stock: $0.0001 par value, 20.0 shares authorized; 9.9 and 9.9 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class V Common Stock: $0.0001 par value, 175.0 shares authorized; 1.2 and 29.0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class Z Common Stock: $0.0001 par value, 12.9 shares authorized; 0.6 and 3.4 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost (6.4 and 6.4 shares at March 31, 2024 and December 31, 2023, respectively)	(52)	(52)
Additional paid-in-capital	5,113	4,946
Retained deficit	(617)	(503)
Accumulated other comprehensive income	75	71
Total Alight, Inc. Stockholders' Equity	$4,519	$4,462
Noncontrolling interest	9	280
Total Stockholders' Equity	$4,528	$4,742
Total Liabilities and Stockholders' Equity	$10,714	$10,782

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions, except per share amounts)	2024	2023
Revenue	$559	$586
Cost of services, exclusive of depreciation and amortization	356	382
Depreciation and amortization	21	17
Gross Profit	182	187

Operating Expenses
Selling, general and administrative	146	151
Depreciation and intangible amortization	76	76
Total Operating expenses	222	227
Operating Income (Loss) From Continuing Operations	(40)	(40)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	21	25
(Gain) Loss from change in fair value of tax receivable agreement	55	8
Interest expense	31	33
Other (income) expense, net	1	1
Total Other (income) expense, net	108	67
Income (Loss) From Continuing Operations Before Taxes	(148)	(107)
Income tax expense (benefit)	(27)	(23)
Net Income (Loss) From Continuing Operations	(121)	(84)
Net Income (Loss) From Discontinued Operations, Net of Tax	5	10
Net Income (Loss)	(116)	(74)
Net income (loss) attributable to noncontrolling interests	(2)	(6)
Net Income (Loss) Attributable to Alight, Inc.	$(114)	$(68)

Earnings Per Share
Basic
Continuing operations	$(0.22)	$(0.16)
Discontinued operations	$0.01	$0.02
Net Income (Loss)	$(0.21)	$(0.14)
Diluted
Continuing operations	$(0.22)	$(0.16)
Discontinued operations	$0.01	$0.02
Net Income (Loss)	$(0.21)	$(0.14)

Net Income (Loss)	$(116)	$(74)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	3	(23)
Foreign currency translation adjustments	(2)	3
Total Other comprehensive income (loss), net of tax:	1	(20)
Comprehensive Income (Loss) Before Noncontrolling Interests	(115)	(94)
Comprehensive income (loss) attributable to noncontrolling interests	(6)	(12)
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(109)	$(82)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		Other	Total		Total
	Common	Treasury	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
(in millions)	Stock	Stock	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2023	$—	$(52)	$4,946	$(503)	$71	$4,462	$280	$4,742
Net income	—	—	—	(114)	—	(114)	(2)	(116)
Other comprehensive income, net	—	—	—	—	4	4	(4)	—
Conversion of noncontrolling interest	—	—	199	—	—	199	(264)	(65)
Share-based compensation expense	—	—	28	—	—	28	—	28
Shares withheld in lieu of taxes	—	—	(57)	—	—	(57)	—	(57)
Share repurchases	—	—	—	—	—	—	—	—
Other	—	—	(3)	—	—	(3)	(1)	(4)
Balance at March 31, 2024	$—	$(52)	$5,113	$(617)	$75	$4,519	$9	$4,528

					Accumulated
			Additional		Other	Total		Total
	Common	Treasury	Paid-in	Retained	Comprehensive	Alight, Inc.	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Deficit	Loss	Equity	Interest	Equity
Balance at December 31, 2022	$—	$(12)	$4,514	$(158)	$95	$4,439	$650	$5,089
Net loss	—	—	—	(68)	—	(68)	(6)	(74)
Other comprehensive income (loss), net	—	—	—	—	(14)	(14)	(6)	(20)
Conversion of non-controlling interest	—	—	145	—	—	145	(194)	(49)
Share-based compensation expense	—	—	37	—	—	37	—	37
Shares vested, net of shares withheld in lieu of taxes	—	—	(6)	—	—	(6)	—	(6)
Share repurchases	—	(10)	—	—	—	(10)	—	(10)
Balance at March 31, 2023	$—	$(22)	$4,690	$(226)	$81	$4,523	$444	$4,967

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2024	2023
Operating activities:
Net income (loss)	$(116)	$(74)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	29	24
Intangible asset amortization	80	80
Noncash lease expense	5	6
Financing fee and premium amortization	(1)	(1)
Share-based compensation expense	28	37
(Gain) loss from change in fair value of financial instruments	21	25
(Gain) loss from change in fair value of tax receivable agreement	55	8
Release of unrecognized tax provision	—	(1)
Deferred tax expense (benefit)	(30)	(7)
Other	—	1
Changes in operating assets and liabilities:
Accounts receivable	48	40
Accounts payable and accrued liabilities	(63)	(117)
Other assets and liabilities	44	51
Cash provided by operating activities	$100	$72
Investing activities:
Capital expenditures	(36)	(45)
Cash used in investing activities	$(36)	$(45)
Financing activities:
Net increase (decrease) in fiduciary liabilities	60	(121)
Repayments to banks	(6)	(6)
Principal payments on finance lease obligations	(9)	(7)
Payments on tax receivable agreements	(62)	(7)
Tax payment for shares/units withheld in lieu of taxes	(57)	(6)
Deferred and contingent consideration payments	—	(3)
Repurchase of shares	—	(10)
Cash used in financing activities	$(74)	$(160)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(12)	(133)
Cash, cash equivalents and restricted cash at beginning of period(a)	1,759	1,759
Cash, cash equivalents and restricted cash at end of period(a)	$1,747	$1,626

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets(a)
Cash and cash equivalents	$286	$239
Restricted cash included in fiduciary assets	1,461	1,387
Total cash, cash equivalents and restricted cash	$1,747	$1,626

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset additions acquired through finance leases	$52	$4
Right of use asset additions acquired through operating leases	8	1

(a) The cash flows related to discontinued operations have not been separated and are included in the Condensed Consolidated Statements of Cash Flows. The Cash and cash equivalents and Restricted cash included in fiduciary assets amounts presented above differ from the Condensed Consolidated Balance Sheets due to cash and fiduciary assets included in Current assets held for sale.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Nature of Business

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany transactions and balances have been eliminated upon consolidation.

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of March 31, 2024, Alight owned approximately 99% of the economic interest in the Predecessor and had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of March 31, 2024.

On March 20, 2024, Alight, Inc. entered into a definitive agreement (the “Disposition Agreement”) to sell its Professional Services segment and its Payroll & HCM Outsourcing businesses within the Employer Solutions segment (“Payroll and Professional Services business”) for a purchase price of up to approximately $1.2 billion, in the form of $1 billion in cash and up to $200 million in seller notes, of which $150 million is contingent upon the Payroll & Professional Services business 2025 financial performance, subject to certain adjustments (the “Disposition”). As a result of this agreement, the results of the Company’s Payroll and Professional Services businesses are reported separately as discontinued operations, net of tax, in our condensed consolidated statements of comprehensive income (loss) for all periods presented and its assets and liabilities are presented in our condensed consolidated balance sheets as assets and liabilities held for sale. The transaction is expected to close by mid-year 2024, subject to customary closing conditions, including regulatory approvals.

The Company's cash flows are presented inclusive of discontinued operations on the condensed consolidated statement of cash flows for all periods presented. The significant operating and investing non-cash components included in our condensed consolidated statement of cash flows for discontinued operations are included in Note 4.

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

Our primary business, Employer Solutions, is driven by our Alight Worklife platform, and includes total employee wellbeing, integrated benefits administration, healthcare navigation, financial wellbeing, leaves solutions, and retiree healthcare. We leverage data across all interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. Our clients’ employees benefit from an integrated platform and user experience, coupled with a full-service customer care center, helping them manage the full life cycle of their health wealth and wellbeing.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its condensed consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the standard to determine the impact of adoption to its condensed consolidated financial statements and disclosures.

3. Revenue from Contracts with Customers

The majority of the Company’s revenue is highly recurring and is derived from contracts with customers to provide integrated, cloud-based human capital solutions that empower clients and their employees to manage their health, wealth and HR needs. The Company’s revenues are disaggregated by recurring and project revenues within each reportable segment. Recurring revenues are typically longer term in nature and more predictable on an annual basis, while project revenues consist of project work of a shorter duration. See Note 12 “Segment Reporting” for quantitative disclosures of recurring and project revenues by reportable segment. The Company’s reportable segment is Employer Solutions. Employer Solutions is driven by our digital, software and AI-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health and employee wellbeing. The Company believes the Employer Solutions revenue category depicts how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

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

Administrative Services

We provide benefits and human resource services across all of our solutions, which are highly recurring. The Company’s contracts may include administration services across one or multiple solutions and typically have three to five-year terms with mutual renewal options.

These contracts typically consist of an implementation phase and an ongoing administration phase:

Implementation phase – In connection with the Company’s long-term agreements, implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. Work performed during the implementation phase is considered a set-up activity because it does not transfer a service to the customer. Therefore, it is not a separate performance obligation. As these agreements are longer term in nature, our contracts generally provide that if the client terminates a contract, we are entitled to an additional payment for services performed through the termination date designed to recover our up-front costs of implementation. Any fees received from the customer as part of the implementation are, in effect, an advance payment for the future ongoing administration services to be provided.

Ongoing administration services phase – For all solutions, the ongoing administration phase includes a variety of plan and system support services. More specifically, these services include data management, calculations, reporting, fulfillment/communications, compliance services, call center support, and in our Health Solutions agreements, annual on-boarding and enrollment support. While there are a variety of activities performed across all solutions, the overall nature of the obligation is to provide integrated administration solutions to the customer. The agreement represents a stand-ready obligation to perform these activities across all solutions on an as-needed basis. The customer obtains value from each period of service, and each time increment (i.e., each month, or each benefit cycle in the case of our Health Solutions arrangements) is distinct and substantially the same. Accordingly, the ongoing administration services for each solution represents a series and each series (i.e., each month, or each benefit cycle including the enrollment period in the case of our Health Solutions arrangements) of distinct services are deemed to be a single performance obligation. In agreements that include multiple performance obligations, the transaction price related to each performance obligation is based on a relative stand-alone selling price basis. We establish the stand-alone selling price using a suitable estimation method, which includes a market assessment approach using observable market prices the Company charges separately for similar solutions to similar customers, or an expected cost plus margin approach.

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

Other Contracts

In addition to the ongoing administration services, the Company also has services across all solutions that represent separate performance obligations and that are often shorter in duration, such as our participant financial advisory services and enrollment services not bundled with ongoing administration services.

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

Contract Costs

Costs to obtain a Contract

The Company capitalizes incremental costs to obtain a contract with a customer that are expected to be recovered. Assets recognized for the costs to obtain a contract, which primarily includes sales commissions paid in relation to the initial contract, are amortized over the expected life of the underlying customer relationships, which is generally 7 years for our leaves solutions and generally 15 years for all of our other solutions. For situations where the duration of the contract is 1 year or less, the Company has applied a practical expedient and recognized the costs of obtaining a contract as an expense when incurred. These costs are recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Costs to fulfill a Contract

The Company capitalizes costs to fulfill contracts which includes highly customized implementation efforts to set up clients and their human resource or benefit programs. Assets recognized for the costs to fulfill a contract are amortized on a systematic basis over the expected life of the underlying customer relationships, which is generally 7 years for our leaves solutions and generally 15 years for all of our other solutions. Amortization for all contracts costs is recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), see Note 5 “Other Financial Data”.

4. Discontinued Operations and Assets Held for Sale

On March 20, 2024, the Company entered into the Disposition Agreement to sell its Payroll & Professional Services business to an affiliate of H.I.G. Capital for up to $1.2 billion, in the form of $1 billion in cash and up to $200 million in a seller notes, of which $150 million is contingent upon the Payroll & Professional Services business 2025 financial performance. The transaction is expected to close by mid-year 2024, subject to customary closing conditions, including regulatory approvals.

After the sale is complete, upon satisfaction or waiver of the closing conditions, a number of services are expected to continue under a Transition Services Agreement.

The following tables presents the carrying value of assets and liabilities for the Payroll & Professional Services business as presented within assets and liabilities held for sale on our condensed consolidated balance sheets and results as reported in income (loss) from discontinued operations, net of tax, within our condensed consolidated statements of comprehensive income (loss) (in millions):

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$30	$34
Receivables, net	259	263
Other current assets	63	59
Fiduciary assets	1,211	1,167
Goodwill	330	—
Intangible assets, net	408	—
Fixed assets, net	40	—
Deferred tax assets, net	6	—
Other assets	154	—
Current assets held for sale	2,501	1,523
Goodwill	—	331
Intangible assets, net	—	418
Fixed assets, net	—	40
Deferred tax assets, net	—	3
Other assets	—	156
Long-term assets held for sale	$—	$948

Liabilities
Accounts payable and accrued liabilities	$105	$119
Other current liabilities	89	84
Fiduciary liabilities	1,211	1,167
Deferred tax liabilities	—	—
Other liabilities	70	—
Current liabilities held for sale	1,475	1,370
Deferred tax liabilities	—	—
Other liabilities	—	68
Long-term liabilities held for sale	$—	$68

	Three Months Ended March 31,

	2024	2023
Revenue	$257	$245
Cost of services, exclusive of depreciation and amortization	187	173
Depreciation and amortization	3	2
Gross Profit	67	70

Operating Expenses
Selling, general and administrative	37	34
Depreciation and intangible amortization	8	9
Total Operating Expenses	45	43
Income (loss) from Discontinued Operations	22	27
Interest expense	-	-
Other (income) expense, net	2	2
Income (Loss) from Discontinued Operations Before Income Taxes	20	25
Income tax expense (benefit)	15	15
Net Income (Loss) from Discontinued Operations, Net of Tax	$5	$10

The expense amounts reflected above represent only the direct costs attributable to the Payroll & Professional Services business and excludes allocations of corporate costs that will be retained following the sale. Neither the discontinued operations presented above, nor continuing operations, reflect the impact of any cost reimbursement that will be received under a Transition Services Agreement following the close of the transaction upon the satisfaction or waiver of closing conditions.

The Company's cash flows are presented inclusive of discontinued operations on the condensed consolidated statement of cash flows for all periods presented. The significant operating and investing non-cash components included in our condensed consolidated statement of cash flows for the discontinued operations are as follows (in millions):

	Three Months Ended March 31,

	2024	2023
Depreciation	$3	$2
Intangible asset amortization	$9	$9
Capital expenditures	$5	$3
Share-based compensation expense	$—	$3

5. Other Financial Data

Condensed Consolidated Balance Sheets Information

Receivables, net

The components of Receivables, net are as follows (in millions):

	March 31,	December 31,
	2024	2023
Billed and unbilled receivables	$399	$442
Allowance for expected credit losses	(6)	(7)
Balance at end of period	$393	$435

Other current assets

The components of Other current assets are as follows (in millions):

	March 31,	December 31,
	2024	2023
Deferred project costs	$22	$20
Prepaid expenses	43	48
Commissions receivable	66	107
Other	86	85
Total	$217	$260

Other assets

The components of Other assets are as follows (in millions):

	March 31,	December 31,
	2024	2023
Deferred project costs	$242	$240
Operating lease right of use asset	56	55
Commissions receivable	20	22
Other	28	24
Total	$346	$341

The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs for each of the three months ended March 31, 2024 and 2023 were $6 million, and are recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current assets as of March 31, 2024 and December 31, 2023 were $56 million and $60 million, respectively. The balances in Other assets as of March 31, 2024 and December 31, 2023 were $21 million and $17 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information).

Other current liabilities

The components of Other current liabilities are as follows (in millions):

	March 31,	December 31,
	2024	2023
Deferred revenue	$87	$97
Operating lease liabilities	28	27
Finance lease liabilities	22	10
Other	145	99
Total	$282	$233

Other liabilities

The components of Other liabilities are as follows (in millions):

	March 31,	December 31,
	2024	2023
Deferred revenue	$45	$45
Operating lease liabilities	62	65
Finance lease liabilities	40	6
Other	19	26
Total	$166	$142

The current and non-current portions of deferred revenue relates to consideration received in advance of performance under client contracts. During the three months ended March 31, 2024 and 2023, revenue of approximately $77 million and $64 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.

Other current liabilities as of March 31, 2024 and December 31, 2023, included the current portion of tax receivable agreement liability of $89 million and $62 million, respectively (see Note 15 "Tax Receivable Agreement" for additional information).

Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There were no interest rate swaps recorded in Other current liabilities as of both March 31, 2024 and December 31, 2023 (see Note 13 “Derivative Financial Instruments” for additional information).

6. Goodwill and Intangible assets, net

The changes in the net carrying amount of goodwill are as follows (in millions):

Total
Balance as of December 31, 2023	$3,212
Foreign currency translation	—
Balance at March 31, 2024	$3,212

Intangible assets by asset class are as follows (in millions):

	March 31, 2024			December 31, 2023
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets:
Customer-related and contract based intangibles	$3,193	$583	$2,610	$3,192	$529	$2,663
Technology related intangibles	230	104	126	230	94	136
Trade name	408	78	330	408	71	337
Total	$3,831	$765	$3,066	$3,830	$694	$3,136

Amortization expense from finite-lived intangible assets for each of the three months ended March 31, 2024 and 2023, was $71 million and $71 million, respectively. Amortization expense from finite-lived intangible assets was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of March 31, 2024 and December 31, 2023 (in millions, except for years):

	March 31, 2024		December 31, 2023
	Net	Weighted-Average	Net	Weighted-Average
	Carrying	Remaining	Carrying	Remaining
	Amount	Useful Lives	Amount	Useful Lives
Intangible assets:
Customer-related and contract-based intangibles	$2,610	12.2	$2,663	12.5
Technology-related intangibles	126	3.3	136	3.5
Trade name	330	12.1	337	12.4
Total	$3,066		$3,136

Subsequent to March 31, 2024, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related	Technology	Trade
	and Contract Based	Related	Name
	Intangibles	Intangibles	Intangibles	Total
2024 (April - December)	$160	$29	$22	$211
2025	214	39	28	281
2026	214	38	27	279
2027	214	19	27	260
2028	214	1	27	242
Thereafter	1,594	—	199	1,793
Total amortization expense	$2,610	$126	$330	$3,066

7. Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2024 and 2023 were 18% and 21%, respectively. The change in the effective tax rates was primarily driven by the Company’s non-deductible portion of stock compensation expense. The effective tax rate for the three months ended March 31, 2024 was lower than the 21% U.S. statutory corporate income tax rate. This difference is primarily due to the non-deductible portion of stock compensation expense.

8. Debt

Debt outstanding consisted of the following (in millions):

		March 31,	December 31,
	Maturity Date	2024	2023
Fifth Incremental Term Loans(1)	August 31, 2028	2,482	2,488
Secured Senior Notes	June 1, 2025	305	306
$300 million Revolving Credit Facility, Amended	August 31, 2026	—	—
Total debt, net		2,787	2,794
Less: current portion of long-term debt, net		(25)	(25)
Total long-term debt, net		$2,762	$2,769

(1)
The net balance for the Fifth Incremental Term Loans includes unamortized debt issuance costs at March 31, 2024 and December 31, 2023 of approximately $8 million and $8 million, respectively.

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

During each of the three months ended March 31, 2024 and 2023, the Company made total principal payments of $6 million.

Secured Senior Notes

In May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes have a maturity date of June 1, 2025 and accrue interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.

Revolving Credit Facility

In May 2017, the Company entered into a 5-year $250 million revolving credit facility with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the revolving credit facility to October 31, 2024. In August 2021, the Company replaced and refinanced the revolving credit facilities with a $294 million revolving credit facility with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. No changes were made to the maturity date. At March 31, 2024, approximately $3 million of unused letters of credit related to various insurance policies and real estate leases were issued under the revolving credit facility and there were no borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During each of the three months ended March 31, 2024 and 2023, the Company made immaterial payments related to these fees.

Financing Fees, Premiums and Interest Expense

The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.

Total interest expense related to the debt instruments for the three months ended March 31, 2024 and 2023 was $55 million and $51 million, respectively, which included a benefit of $1 million for each of the three months ended March 31, 2024 and 2023. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss), and is net of interest rate swap derivative gains recognized.

Principal Payments

Aggregate remaining contractual principal payments as of March 31, 2024 are as follows (in millions):

2024	$19
2025	325
2026	25
2027	25
2028	2,393
Total payments	$2,787

9. Stockholders' Equity

Preferred Stock

Upon the Closing Date of the Business Combination, 1,000,000 preferred shares, par value $0.0001 per share, were authorized. There were no preferred shares issued and outstanding as of March 31, 2024.

Class A Common Stock

As of March 31, 2024, 549,961,741 shares of Class A Common Stock, including 712,237 of shares of unvested Class A Common Stock, were legally issued and outstanding. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.

Class B Common Stock

Upon the Closing Date of the Business Combination, certain equityholders of Alight Holdings received earnouts (the "Seller Earnouts") that resulted in the issuance of a total of 14,999,998 Class B instruments (including 312,208 unvested shares of Class B Common Stock related to employee compensation as of March 31, 2024) to the equityholders of the Predecessor. The equityholders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class B Common Stock, and the equityholders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unitholders”) received Class B common units of Alight Holdings.

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

Class B-1

As of March 31, 2024, 4,933,087 shares of Class B-1 Common Stock were legally issued and outstanding, including 156,104 unvested shares of Class B-1 Common Stock related to employee compensation. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

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

As of March 31, 2024, 2,566,912 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).

Class B-2

As of March 31, 2024, 4,933,087 shares of Class B-2 Common Stock were legally issued and outstanding, including 156,104 unvested shares of Class B-2 Common Stock related to employee compensation. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

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

As of March 31, 2024, 2,566,912 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3

Upon the Closing Date of the Business Combination, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There are no shares of Class B-3 Common Stock issued and outstanding as of March 31, 2024.

Class V Common Stock

As of March 31, 2024, 1,189,156 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unitholders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.

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

As of March 31, 2024, 578,099 shares of Class Z Common Stock 376,637 Class Z-A, 100,731 Class Z-B-1, and 100,731 Class Z-B-2) were legally issued and outstanding. Holders of shares of Class Z-A, Class Z-B-1 and Class Z-B-2 Common Stock are not entitled to voting rights. The Class Z shares convert into shares of Class A Common Stock, Class B-1 Common Stock or Class B-2 Common Stock, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

As of March 31, 2024, 317,783 Class Z common units (207,039 Class Z-A, 55,372 Class Z-B-1, and 55,372 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. The Class Z units convert into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.

Class A Units

Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.

The Continuing Unitholders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of March 31, 2024, there were 551,150,897 Class A Units outstanding, of which 549,961,741 are held by the Company and 1,189,156 are held by the noncontrolling interest of the Company.

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

Exchange of Class A Units

During the three months ended March 31, 2024, 27,773,062 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $264 million, recorded in Additional paid-in capital. Pursuant to the Tax Receivable Agreement (the "TRA") that we entered into in connection with the Business Combination, described in Note 15 "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $85 million, with offsets to Additional paid-in-capital. An additional $20 million increase to Additional paid-in-capital was due to exchanges as a result of deferred tax assets due to our change in ownership.

Share Repurchase Program

On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase up to $100 million of issued and outstanding shares of Class A Common Stock, par value $0.0001 per share, from time to time, depending on market conditions and alternate uses of capital. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. On March 20, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock, providing a total amount authorized for repurchase of $248 million.

During the three months ended March 31, 2024, there were no Class A Common Stock shares repurchased under the Program. Repurchased shares are reflected as Treasury Stock on the Condensed Consolidated Balance Sheets as a component of equity. Accordingly, as of March 31, 2024, the total amount authorized for repurchase remained $248 million.

The following table reflects the changes in our outstanding stock:

	Class A(2)	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2023	507,567,678	4,951,235	4,951,235	28,962,218	3,420,215	6,427,853
Conversion of noncontrolling interest	27,773,062	—	—	(27,773,062)	—	—
Shares granted upon vesting	13,890,962	—	—	—	(2,842,116)	—
Issuance for compensation to non-employees(1)	17,802	—	—	—	—	—
Share repurchases	—	—	—	—	—	—
Share forfeitures	—	(18,148)	(18,148)	—	—	—
Balance at March 31, 2024	549,249,504	4,933,087	4,933,087	1,189,156	578,099	6,427,853

(1) Issued to certain members of the Board of Directors in lieu of cash retainer.

(2) Does not include 712,237 of unvested Class A common shares as of March 31, 2024.

Dividends

There were no dividends declared during the three months ended March 31, 2024.

Accumulated Other Comprehensive Income

As of March 31, 2024, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.

Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign
	Currency	Interest
	Translation	Rate
	Adjustments (1)	Swaps (2)	Total
Balance at December 31, 2023	$(3)	$74	$71
Other comprehensive income (loss) before reclassifications	(4)	30	26
Tax (expense) benefit	1	(1)	-
Other comprehensive income (loss) before reclassifications, net of tax	(3)	29	26
Amounts reclassified from accumulated other comprehensive income	-	(22)	(22)
Tax expense	-	-	-
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(22)	(22)
Net current period other comprehensive income (loss), net of tax	(3)	7	4
Balance at March 31, 2024	$(6)	$81	$75

(1) Foreign currency translation adjustments include $1 million loss related to intercompany loans that have been designated long-term investment nature.

(2) Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information.

10. Share-Based Compensation

The Company has an active equity incentive plan, the Alight, Inc. 2021 Omnibus Incentive Plan (the "Incentive Plan"), under which the Company has been authorized to grant share-based awards to key employees and non-employee directors, which consist of restricted stock units ("RSUs") and performance share units ("PRSUs"). Under this plan, for grants issued during the three months ended March 31, 2024, approximately 42% of the units are subject to time-based vesting requirements and approximately 58% are subject to performance-based vesting requirements. As of March 31, 2024, there were 79,157,976 remaining shares of common stock authorized for issuance pursuant to the Company’s stock-based compensation plans under its 2021 Omnibus Incentive Plan.

Restricted Share Units and Performance Based Restricted Share Units

RSUs are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest ratably over a three-year period from the date of grant. All awards are expensed on a straight-line basis over a three-year period, which is considered to be the requisite service period.

The Company’s PRSUs contain various performance and service conditions that must be satisfied for an employee to earn the right to benefit from the award. The PRSUs vest upon achievement of various performance metrics aligned to goals established by the Company. Expense is recognized on a straight-line basis over the requisite service period, based on the probability of achieving the performance conditions, with changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for performance share units that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed.

The weighted-average grant-date fair value per share of RSUs and PRSUs granted during the three months ended March 31, 2024 was approximately $8.99 and $8.83, respectively.

The following tables summarizes the RSU and PRSU activity during the three months ended March 31, 2024:

		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	RSUs	Per Unit	PRSUs(1)	Per Unit
Balance as of December 31, 2023	8,174,812	$9.78	28,041,674	$11.25
Granted	4,603,556	8.99	6,310,482	8.83
Vested	(2,569,109)	9.00	(19,755,498)	12.28
Forfeited	(50,718)	8.62	(175,350)	8.73
Balance as of March 31, 2024	10,158,541	$8.87	14,421,308	$8.86

(1)
The number of PRSUs presented are based on actual or expected achievement of the respective performance goals as of the end of the period.

The Company expects to forfeit approximately 3.5 million shares upon closing of the Company’s planned sale of its Payroll and Professional Services business as discussed in Note 1 Basis of Presentation and Nature of Business.

Share-based Compensation Expense

Total share-based compensation expense related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Cost of services, exclusive of depreciation and amortization	$5	$7
Selling, general and administrative	23	27
Total share-based compensation expense	$28	$34

As of March 31, 2024, total future compensation expense related to unvested RSUs was $83 million, which will be recognized over a remaining weighted-average amortization period of approximately 2.3 years. As of March 31, 2024, total future compensation expense related to PRSUs was $77 million, which will be recognized over a remaining weighted-average amortization period of approximately 2.0 years.

Employee Stock Purchase Plan

In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. As of March 31, 2024, there were 11,961,530 remaining shares available for grant under the ESPP.

As of March 31, 2024, 1,499,751 shares have been issued under the ESPP and the amount of share-based compensation expense related to the ESPP was $2 million for the three months ended March 31, 2024.

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

In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of March 31, 2024, the Seller Earnouts were excluded from the diluted earnings per share calculations.

Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Basic and diluted (net loss) earnings per share:
Numerator
Net Income (Loss) From Continuing Operations	$(121)	$(84)
Less: Net loss attributable to noncontrolling interest	2	6
Net Income (loss) from continuing operations attributable to Alight, Inc.	$(119)	$(78)
Net Income (Loss) From Discontinued Operations, Net of Tax	5	10
Net Income (Loss) Attributable to Alight, Inc. - basic	$(114)	$(68)
Loss impact of conversion of noncontrolling interest	(1)	—
Net income (loss) attributable to Alight, Inc. - diluted	$(115)	$(68)
Denominator
Weighted-average shares outstanding - basic	540,780,315	476,145,761
Dilutive effect of the exchange of noncontrolling interest units	1,189,156	—
Weighted-average shares outstanding - diluted	541,969,471	476,145,761
Basic (net loss) earnings per share
Continuing operations	$(0.22)	$(0.16)
Discontinued operations	$0.01	$0.02
Net Income (Loss)	$(0.21)	$(0.14)
Diluted (net loss) earnings per share
Continuing operations	$(0.22)	$(0.16)
Discontinued operations	$0.01	$0.02
Net Income (Loss)	$(0.21)	$(0.14)

For the three months ended March 31, 2023 44,135,874 units related to noncontrolling interests were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. For the three months ended March 31, 2024 and 2023, 10,158,541 and 10,412,840 of unvested RSUs, respectively, were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.

In addition, for each of the three months ended March 31, 2024 and 2023, 14,999,998 shares related to the Seller Earnouts were excluded from the calculation of basic and diluted earnings per share as the market conditions had not yet been met as of the end of the period.

For the three months ended March 31, 2024 and 2023, 14,421,308 and 31,079,227 unvested PRSUs, respectively, were excluded from the calculation of basic and diluted earnings per share. For the three months ended March 31, 2024 and 2023, the share amounts were calculated based on expected achievement levels and were excluded as the performance conditions were not met as of the end of the respective periods.

12. Segment Reporting

On March 20, 2024, the Company entered into the Disposition Agreement to sell its Payroll & Professional Services business. As a result of the agreement, the Company has one remaining reportable segment. See Notes 1 “Basis of Presentation and Nature of Business” and Note 4 “Discontinued Operations and Assets Held for Sale” for additional information.

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

Information regarding the Company’s reportable segment revenue is as follows (in millions):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Employer Solutions
Recurring	$521	$533
Project	38	43
Total Employer Solutions	559	576
Other	-	10
Total revenue	$559	$586

There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

	Segment Profit
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Employer Solutions	$182	$187
Other	-	-
Total Gross Profit	182	187
Selling, general and administrative	146	151
Depreciation and intangible amortization	76	76
Operating Income (Loss) From Continuing Operations	(40)	(40)
(Gain) Loss from change in fair value of financial instruments	21	25
(Gain) Loss from change in fair value of tax receivable agreement	55	8
Interest expense	31	33
Other (income) expense, net	1	1
Income (Loss) From Continuing Operations Before Taxes	$(148)	$(107)

13. Derivative Financial Instruments

The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps

The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of March 31, 2024	Fixed Rate	Expiration Date
December 2021	August 2020	$181,205,050	$514,914,770	0.7203%	April 2024
December 2021	August 2020	$388,877,200	$643,286,150	0.6826%	April 2024
December 2021	May 2022	$220,130,318	$269,641,030	0.4570%	April 2024
December 2021	May 2022	$306,004,562	$343,349,050	0.4480%	April 2024
December 2021	April 2024	$871,205,040	n/a	1.6533%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6560%	June 2025
December 2021	April 2024	$435,602,520	n/a	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	n/a	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9100%	December 2026

Concurrent with the refinancing of certain term loans, we amended our interest rate swaps to incorporate Term SOFR. In accordance with Accounting Standards Codification Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR; as we are permitted to maintain the designation through the transition. During the three months ended March 31, 2024, we have not executed any new interest rate swaps. Our interest rate swaps have been designated as cash flow hedges.

Certain swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. The Company currently has two instruments that the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments.

Financial Instrument Presentation

The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	March 31,	December 31,
	2024	2023
Assets
Other current assets	$56	$60
Other assets	21	17
Total	$77	$77

Liabilities
Other current liabilities	$—	$—
Other liabilities	—	3
Total	$—	$3

The Company estimates that approximately $54 million of derivative gains included in Accumulated other comprehensive income as of March 31, 2024 will be reclassified into earnings over the next twelve months.

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

The portion of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date. At March 31, 2024 and December 31, 2023, the Seller Earnouts had a fair value of $114 million and $95 million, respectively. For the three months ended March 31, 2024, the fair value remeasurement of the Seller Earnouts was a loss of $19 million. For the three months ended March 31, 2023, the Company recorded a loss of $13 million related to the fair value remeasurement of the Seller Earnouts. Gains or losses related to the remeasurement of Seller Earnouts are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

The fair value of the Class B-1 and B-2 Seller Earnouts, and the Class Z-B-1 and Z-B-2 contingent consideration instruments, is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurements"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 45%, risk-free interest rate of 4.28%, expected holding period of 4.26 years and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. An increase in the risk-free interest rate or expected volatility would result in an increase in the fair value measurement of the Seller Earnouts and vice versa.

In addition, the Class Z instruments are also accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because these instruments do not meet the criteria for classification within equity. The fair value of the Class Z-A contingent consideration is determined using the ending share price as of the last day of each quarter. For the three months ended March 31, 2024 and 2023, the Company recorded losses of $2 million and $12 million, respectively, in (Gain) Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting. See Note 9 “Stockholders’ Equity” for additional information regarding these instruments.

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

The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at March 31, 2024 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 27.0%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 7.6%.

Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the three months ended March 31, 2024, an additional TRA liability of $85 million was established as a result of these exchanges. As of March 31, 2024, $627 million of the TRA liability is measured at fair value on a recurring basis and $246 million is undiscounted and not remeasured at fair value.

The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable
Agreement Liability
Beginning balance as of December 31, 2023	$795
Fair value remeasurement	55
Payments	(62)
Conversion of noncontrolling interest	85
Ending Balance as of March 31, 2024	873
Less: current portion included in other current liabilities	(89)
Total long-term tax receivable agreement liability	$784

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$77	$—	$77
Total assets recorded at fair value	$—	$77	$—	$77

Liabilities
Interest rate swaps	$—	$—	$—	$—
Contingent consideration liability	—	—	3	3
Seller Earnouts liability	—	—	114	114
Tax receivable agreement liability (1)	—	—	627	627
Total liabilities recorded at fair value	$—	$—	$744	$744

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$77	$—	$77
Total assets recorded at fair value	$—	$77	$—	$77

Liabilities
Interest rate swaps	—	3	—	3
Contingent consideration liability	—	—	3	3
Seller Earnouts liability	—	—	95	95
Tax receivable agreement liability (1)	—	—	634	634
Total liabilities recorded at fair value	$—	$3	$732	$735

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

Contingent Consideration

The contingent consideration liabilities relate to acquisitions in previous years and are included in Other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of these liabilities is determined using a discounted cash flow analysis. Changes in the fair value of the liabilities are included in Other (income) expense, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). Significant unobservable inputs are used in the assessment of fair value, including assumptions regarding discount rates and probability assessments based on the likelihood of reaching the various targets set out in the acquisition agreements.

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Three Months Ended March 31
	2024	2023
Beginning balance	$3	$13
Measurement period adjustments	—	—
Accretion of contingent consideration	—	—
Remeasurement of acquisition-related contingent consideration	—	—
Payments	—	—
Ending Balance	$3	$13

Additional Disclosures Regarding Fair Value Measurement

The fair value of the Company’s debt is classified as Level 2 within the fair value hierarchy and corroborated by observable market data is as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$25	$25	$25	$25
Long-term debt, net	2,762	2,775	2,769	2,780
Total	$2,787	$2,800	$2,794	$2,805

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

During each of the three months ended March 31, 2024 and 2023, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.

17. Restructuring

Transformation Program

On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Transformation Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Transformation Program includes process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. The Company currently expects to record in the aggregate approximately $122 million in pre-tax restructuring charges over the two-year period. The restructuring charges are expected to include severance charges with an estimated range from $27 million to $37 million over the two-year period and other restructuring charges related to items such as data center exit costs, third party fees, and costs associated with transitioning existing technology and processes with an estimated range of $85 million to $95 million over the two-year period. The Company estimates an annual savings of over $75 million after the Transformation Program is completed. The Transformation Program commenced in the first quarter of 2023 and is expected to be substantially completed over an estimated two-year period.

From the inception of the plan through March 31, 2024, the Company has incurred total expenses of $88 million. These charges are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type that have been incurred.

	Three Months Ended	Three Months Ended		Estimated	Estimated
	March 31,	March 31,	Inception to	Remaining	Total
	2024	2023	Date	Costs	Cost

Employer Solutions
Severance and Related Benefits	$2	$—	$7	$5	$12
Other Restructuring Costs(1)	11	17	62	24	86
Total Employer Solutions	$13	$17	$69	$29	$98
Corporate
Severance and Related Benefits	$2	$5	$17	$4	$21
Other Restructuring Costs(1)	—	1	2	1	3
Total Corporate	$2	$6	$19	$5	$24
Total Restructuring Costs	$15	$23	$88	$34	$122
(1)
Other restructuring costs associated with the Transformation Program primarily include data center exit costs, third party fees associated with the restructuring, and costs associated with transitioning existing technology and processes.

As of March 31, 2024, approximately $9 million of the Company's total restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and	Other Restructuring
	Related Benefits	Costs	Total

Accrued restructuring liability as of December 31, 2023	$6	$1	$7
Restructuring charges	4	11	15
Cash payments	(4)	(9)	(13)
Accrued restructuring liability as of March 31, 2024	$6	$3	$9

18. Employee Benefits

Defined Contribution Savings Plans

Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the three months ended March 31, 2024 and 2023, expenses were $9 million and $14 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

19. Commitments and Contingencies

Legal

The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at March 31, 2024 and December 31, 2023 were not significant.

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

Purchase Obligations

In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $250 million over a 5-year term. The Company’s total expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services, including the new agreement, is $55 million, $59 million, $54 million, $54 million, $50 million, and $13 million for the remainder of 2024 and the years ended 2025, 2026, 2027, 2028, and thereafter, respectively.

Service Obligations

On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $116 million, $162 million, $170 million, $178 million, $154 million for the remainder of 2024 and the years ended 2025, 2026, 2027, 2028, respectively, and none thereafter.

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

BUSINESS

Overview

Alight delivers human capital management solutions to many of the world’s largest and most complex companies. This includes the implementation and administration of both employee wellbeing (e.g. health, wealth and leaves benefits). In addition, the Company implements and runs human capital management software platforms on behalf of third-party providers. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, our intuitive, cloud-based employee engagement platform. Through Alight Worklife, the Company believes it is defining the future of employee wellbeing by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.

We aim to be the pre-eminent employee experience partner by providing personalized experiences that help employees make the best decisions for themselves and their families about their health, wealth and wellbeing. At the same time, we help employers tackle their biggest people and business challenges by helping them understand prevalence, trends and risks to generate better outcomes for the future, such as improved employee productivity and retention, while also realizing a return on their people investment. Our data, analytics and AI allow us to deliver actionable insights that drive measurable outcomes, such as healthcare claims savings, for companies and their people. We provide solutions to manage health and retirement benefits, tools for HR management, as well as solutions to manage the workforce from the cloud.

On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of March 31, 2024, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of March 31, 2024.

On March 20, 2024, the Company announced that it has signed a definitive agreement to sell its Professional Services segment and its Payroll & HCM Outsourcing businesses within the Employer Solutions segment (“Payroll & Professional Services business”) to an affiliate of H.I.G. Capital for up to $1.2 billion, subject to certain adjustments and regulatory approvals. Pursuant to the terms of the agreement, an affiliate of H.I.G. Capital will acquire the Payroll & Professional Services business for a transaction value of up to $1.2 billion, in the form of $1 billion in cash and up to $200 million in a seller note, of which $150 million is contingent upon the Payroll & Professional Services business' 2025 financial performance. The transaction is expected to close by mid-year 2024, subject to customary closing conditions, including regulatory approvals. The Company has incurred, and expects to continue to incur, higher operating expenses in 2024 as a result of professional fees incurred in conjunction with the transaction.

EXECUTIVE SUMMARY OF FINANCIAL RESULTS

The following table sets forth our historical results of operations for the periods indicated below:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2024	2023
Revenue	$559	$586
Cost of services, exclusive of depreciation and amortization	356	382
Depreciation and amortization	21	17
Gross Profit	182	187

Operating Expenses
Selling, general and administrative	146	151
Depreciation and intangible amortization	76	76
Total Operating expenses	222	227
Operating Income (Loss) From Continuing Operations	(40)	(40)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	21	25
(Gain) Loss from change in fair value of tax receivable agreement	55	8
Interest expense	31	33
Other (income) expense, net	1	1
Total Other (income) expense, net	108	67
Income (Loss) Before Taxes From Continuing Operations	(148)	(107)
Income tax expense (benefit)	(27)	(23)
Net Income (Loss) From Continuing Operations	(121)	(84)
Net Income (Loss) From Discontinued Operations, Net of Tax	5	10
Net Income (Loss)	(116)	(74)
Net income (loss) attributable to noncontrolling interests	(2)	(6)
Net Income (Loss) Attributable to Alight, Inc.	$(114)	$(68)

REVIEW OF RESULTS

Key Components of Our Continuing Operations

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

(Gain) Loss from Change in Fair Value of Tax Receivable Agreement

(Gain) loss from change in fair value of Tax Receivable Agreement ("TRA") includes the impact of the revaluation to fair value at the end of each reporting period.

Interest Expense

Interest expense primarily includes interest expense related to our outstanding debt.

Other (Income) Expense, net

Other (income) expense, net includes non-operating expenses and income, including realized (gains) and losses from remeasurement of foreign currency transactions.

Results of Continuing Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenue

Revenues were $559 million for the three months ended March 31, 2024 as compared to $586 million for the prior year period. The decrease of $27 million or 4.6% was driven by lower volumes, net commercial activity and project revenue within our Employer Solutions segment and the wind-down of our Hosted business operations. We expect short term impacts in the first half of 2024 when compared to the prior year period as a result of large deal go-live timing and previous softness in BPaaS bookings in the first half of 2023. We also measure revenue growth as it relates to our cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the three months ended March 31, 2024, we recorded BPaaS revenue of $117 million, which represented growth of 20.6% compared to the prior year period.

Recurring revenues decreased by $22 million, or 4.1%, from $543 million in the prior year period to $521 million and are related to decreases in our Employer Solutions segment driven by lower volumes and Net Commercial Activity.

Cost of Services, exclusive of Depreciation and Amortization

Cost of services, exclusive of depreciation and amortization, decreased $26 million, or 6.8%, for the three months ended March 31, 2024 as compared to the prior year period. The decrease was primarily driven by lower revenues and productivity initiatives, partially offset by continued investments in key resources.

Selling, General and Administrative

Selling, general and administrative expenses decreased $5 million, or 3.3%, for the three months ended March 31, 2024 as compared to the prior year period. The decrease was driven by lower compensation expenses primarily related to share-based awards and lower costs incurred from our restructuring program, partially offset by professional fees related to the planned sale of our Payroll and Professional Services businesses.

Depreciation and Intangible Amortization

Depreciation and intangible amortization expenses remained consistent when comparing the three months ended March 31, 2024 to the prior year period.

Change in Fair Value of Financial Instruments

There was a $21 million loss related to the change in the fair value of financial instruments for the three months ended March 31, 2024 compared to a loss of $25 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are due to changes in the underlying assumptions, including changes in the risk free interest rate, volatility, and the closing stock price for the period. See Note 14 "Financial Instruments" for additional information.

Change in Fair Value of Tax Receivable Agreement

The change in the fair value of the TRA resulted in a loss of $55 million for the three months ended March 31, 2024, an increase of $47 million compared to a loss of $8 million for the prior year period. This revaluation loss is due to conversion of non-controlling interest during the three months ended March 31, 2024, changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate, and passage of time.

Interest Expense

Interest expense decreased $2 million for the three months ended March 31, 2024 as compared to the prior year period. The decrease was primarily due to increased hedging activity at favorable market rates, the opportunistic repricing of our 2028 term loan and higher interest income. See Note 8 “Debt” for additional information.

Income (Loss) Before Taxes From Continuing Operations

Loss before taxes from continuing operations was $148 million for the three months ended March 31, 2024 as compared to loss before taxes from continuing operations of $107 million for the three months ended March 31, 2023. The increase was primarily due to non-operating fair value remeasurements associated with financial instruments and the TRA.

Income Tax Expense (Benefit)

Income tax benefit was $27 million for the three months ended March 31, 2024, as compared to an income tax benefit of $23 million for the prior year period. The effective tax rate of 18% for the three months ended March 31, 2024 was lower than the 21% U.S. statutory corporate income tax rate primarily due to non-deductible portion of stock compensation expense. The effective tax rate of 21% for the three months ended March 31, 2023 was equal to the 21% U.S. statutory corporate income tax rate primarily due to the recognition of a benefit for an uncertain tax position for which the statute of limitations has lapsed, and partially offset by losses in certain non-U.S. jurisdictions for which tax benefits have not been recorded. See Note 7 “Income Taxes” for additional information.

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

Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations

Adjusted Net Income From Continuing Operations, which is defined as net income (loss) from continuing operations, adjusted for intangible amortization and the impact of certain non-cash items that we do not consider in the evaluation of ongoing operational performance, is a non-GAAP financial measure used solely for the purpose of calculating Adjusted Diluted Earnings Per Share From Continuing Operations.

Adjusted Diluted Earnings Per Share From Continuing Operations is defined as Adjusted Net Income From Continuing Operations divided by the adjusted weighted-average number of shares of common stock, diluted. The adjusted weighted shares calculation assumes the full exchange of the non-controlling interest units and the full amount of non-vested time-based restricted units that were determined to be antidilutive and therefore excluded from the U.S. GAAP diluted earnings per share. Adjusted Diluted Earnings Per Share From Continuing Operations, including the adjusted weighted-average number of shares, is used by us and our investors to evaluate our core operating performance and to benchmark our operating performance against our competitors.

A reconciliation of Adjusted Net Income (Loss) From Continuing Operations and the computation of Adjusted Diluted Earnings Per Share From Continuing Operations is as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions, except share and per share amounts)	2024	2023
Numerator:
Net Income (Loss) From Continuing Operations Attributable to Alight, Inc. (1)	$(119)	$(78)
Conversion of noncontrolling interest	(2)	(6)
Intangible amortization	71	71
Share-based compensation	28	34
Transaction and integration expenses (2)	17	2
Restructuring	15	23
(Gain) Loss from change in fair value of financial instruments	21	25
(Gain) Loss from change in fair value of tax receivable agreement	55	8
Other	—	1
Tax effect of adjustments (3)	(29)	(29)
Adjusted Net Income From Continuing Operations	$57	$51

Denominator:
Weighted average shares outstanding - basic	540,780,315	476,145,761
Dilutive effect of the exchange of noncontrolling interest units	1,189,156	—
Weighted average shares outstanding - diluted	541,969,471	476,145,761
Exchange of noncontrolling interest units(4)	4,471,277	57,966,505
Impact of unvested RSUs(5)	10,158,541	10,412,840
Adjusted shares of Class A Common Stock outstanding - diluted(6)(7)	556,599,289	544,525,106

Basic (Net Loss) Earnings Per Share From Continuing Operations	$(0.22)	$(0.16)
Diluted (Net Loss) Earnings Per Share From Continuing Operations	$(0.22)	$(0.16)
Adjusted Diluted Earnings Per Share From Continuing Operations	$0.10	$0.09

(1)
Adjusted EBITDA excludes the impact of discontinued operations. Comparable periods have been recast to exclude these impacts.
(2)
Transaction and integration expenses primarily relate to acquisitions and divestiture activities.
(3)
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
(6)
Excludes two tranches of contingently issuable seller earnout shares: (i) 7.5 million shares will be issued if the Company's Class A Common Stock's volume-weighted average price ("VWAP") is >$12.50 for any 20 trading days within a consecutive period of 30 trading days; (ii) 7.5 million shares will be issued if the Company's Class A Common Stock VWAP is >$15.00 for any 20 trading days within a consecutive period of 30 trading days. Both tranches have a seven-year duration.
(7)
Excludes approximately 14.4 million and 31.0 million performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance conditions as of March 31, 2024 and 2023, respectively.

Adjusted EBITDA From Continuing Operations and Adjusted EBITDA Margin From Continuing Operations

Adjusted EBITDA From Continuing Operations is defined as earnings before interest, taxes, depreciation and intangible amortization adjusted for the impact of certain non-cash and other items that we do not consider in the evaluation of ongoing operational performance. Adjusted EBITDA Margin From Continuing Operations is defined as Adjusted EBITDA From Continuing Operations divided by revenue. Adjusted EBITDA and Adjusted EBITDA Margin From Continuing Operations are non-GAAP financial measures used by management and our stakeholders to provide useful supplemental information that enables a better comparison of our performance across periods as well as to evaluate our core operating performance. A reconciliation of Adjusted EBITDA From Continuing Operations to Net Income (Loss) From Continuing Operations is as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2024	2023
Net Income (Loss) From Continuing Operations (1)	$(121)	$(84)
Interest expense	31	33
Income tax expense (benefit)	(27)	(23)
Depreciation	26	22
Intangible amortization	71	71
EBITDA From Continuing Operations	(20)	19
Share-based compensation	28	34
Transaction and integration expenses (2)	17	2
Restructuring	15	23
(Gain) Loss from change in fair value of financial instruments	21	25
(Gain) Loss from change in fair value of tax receivable agreement	55	8
Other	—	1
Adjusted EBITDA From Continuing Operations	$116	$112
Revenue	$559	$586
Adjusted EBITDA Margin From Continuing Operations (3)	20.8%	19.1%

(1) Adjusted EBITDA excludes the impact of discontinued operations. Comparable periods have been recast to exclude these impacts.

(2) Transaction and integration expenses primarily relate to acquisition and divestiture activities.

(3) Adjusted EBITDA Margin From Continuing Operations is defined as Adjusted EBITDA From Continuing Operations as a percentage of revenue.

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

Employer Solutions Results

	Three Months Ended	Three Months Ended
	March 31,	March 31,
($ in millions)	2024	2023
Employer Solutions Revenue
Recurring	$521	$533
Project	38	43
Total Employer Solutions Revenue	$559	$576
Employer Solutions Gross Profit	$182	$187
Employer Solutions Gross Profit Margin	32.6%	32.5%
Employer Solutions Adjusted Gross Profit	$208	$210
Employer Solutions Adjusted Gross Profit Margin	37.2%	36.5%

Employer Solutions Segment Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Employer Solutions Revenue

Employer Solutions revenue was $559 million for the three months ended March 31, 2024 as compared to $576 million for the prior year period. The overall decrease of $17 million was primarily driven by decreases in recurring revenues from lower volumes, net commercial activity and project revenue.

Employer Solutions Gross Profit and Adjusted Gross Profit

Employer Solutions gross profit was $182 million for the three months ended March 31, 2024 compared to $187 million for the prior year period. The decrease of $5 million was driven by a decrease in revenue and lower expenses related to productivity initiatives, partially offset by increases in costs associated with funding growth of current and future revenues. Employer Solutions adjusted gross profit for the three months ended March 31, 2024 decreased $2 million to $208 million from $210 million in the prior year period primarily driven by a decrease in revenue and lower expenses related to productivity initiatives, partially offset by increases in costs associated with funding growth of current and future revenues.

LIQUIDITY AND CAPITAL RESOURCES

Executive Summary

Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.

We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our Tax Receivable Agreement and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at March 31, 2024 remains strong. We will continue to closely monitor and proactively manage our liquidity position in light of changing economic conditions and the volatility of interest rates. The Company expects to use the net after-tax cash proceeds from the expected sale of its Payroll & Professional Services business to reduce debt, return capital and for general corporate purposes, including reinvestment into growth opportunities.

In August 2022, we established a repurchase program allowing for up to $100 million in authorized share repurchases. In March 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock. As of March 31, 2024, approximately $248 million remained available for share repurchases under our share repurchase program.

Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.

The Company's cash flows are presented inclusive of discontinued operations on the condensed consolidated statement of cash flows for all periods presented. The following table provides a summary of cash flows from operating, investing, and financing activities for the periods presented.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in millions)	2024	2023
Cash provided by operating activities	$100	$72
Cash used in investing activities	(36)	(45)
Cash used in financing activities	(74)	(160)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(12)	(133)
Cash, cash equivalents, and restricted cash at end of period	$1,747	$1,626

Operating Activities

Net cash provided by operating activities was $100 million for the three months ended March 31, 2024 compared to $72 million for the three months ended March 31, 2023. The increase in cash provided by operating activities was primarily due to a decrease in our net working capital requirements.

Investing Activities

Cash used for investing activities decreased $9 million to $36 million for the three months ended March 31, 2024 from $45 million for the prior year period, driven by capital expenditures.

Financing Activities

Cash used for financing activities for the three months ended March 31, 2024 was $74 million as compared to cash used for financing activities of $160 million in the prior year. The primary drivers of cash used for financing activities were $62 million of TRA payments, $57 million of shares/units withheld in lieu of taxes, $9 million of finance lease payments, $6 million of debt repayments, partially offset by a $60 million net increase in fiduciary liabilities. The increase in fiduciary cash is primarily due to timing of client funding and subsequent disbursement of payments.

Cash, Cash Equivalents and Fiduciary Assets

At March 31, 2024, our continuing operations cash and cash equivalents were $256 million, a decrease of $68 million from December 31, 2023. Of the total balances of cash and cash equivalents as of March 31, 2024 and December 31, 2023, none of the balances were restricted as to use.

Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Condensed Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our continuing operations Fiduciary assets included cash of $250 million and $234 million at March 31, 2024 and December 31, 2023, respectively.

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

Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. For the three months ended March 31, 2024, we paid $62 million related to the TRA and no further payments are expected to be made during the remainder of 2024. As of March 31, 2024, we expect to make payments of approximately $89 million in 2025.

Contractual Obligations and Commitments

In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $250 million over a 5-year term. There have been no other material changes to our obligations and commitments during the three months ended March 31, 2024.

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

Critical Accounting Estimates

There were no material changes from the Critical Accounting Estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023. Please refer to "Critical Accounting Estimates" described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, the Company's disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report filed with the SEC on February 29, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

In addition to the risk factors previously disclosed under "Part I, Item IA. Factors" in the Company’s Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our Company and our business. Any of the following risks could materially and adversely affect our business financial condition and results of operations.

Risks Related to the Disposition

Our business and financial results could be adversely impacted during the pending sale of our Payroll and Professional Services Businesses, particularly if there is a delay in the completion of the Disposition.

On March 20, 2024, the Company entered into an asset purchase agreement to sell its Payroll and Professional Services Businesses (the “Disposition”) to an affiliate of H.I.G. Capital (“HIG”). The pending Disposition may cause disruptions to the Company’s business or business relationships, and may create uncertainty surrounding the Company’s ongoing business operations, which could materially and adversely affect our financial condition or results of operations, regardless of whether the Disposition is completed, including as a result of the attention of Company’s management being directed to transaction-related considerations and being diverted from the day-to-day operations of the Company’s business, seeking alternative relationships with third parties or seeking to terminate or renegotiated their relationships with the Company, and preparing for the post-closing separation of the businesses. Following the closing of the Disposition, we will enter into an agreement with HIG, whereby we and HIG will provide various transition services for specified periods beginning on the closing date. In the course of performing our obligations under such agreement, we will allocate certain of our resources, including assets, facilities, equipment and the time and attention of our management and other teammates, for the benefit of the Payroll and Professional Services Business and not ours, which may negatively impact our financial condition or results of operations.

If the Disposition is not completed for any reason, investor confidence could decline. A failed transaction may result in negative publicity, protracted litigation, and may affect our relationships with our clients and other business partners. In addition, in the event of a failed transaction, we will have expended significant management resources in an effort to complete the sale, and we will have incurred significant transaction costs, including legal fees, financial advisor fees and other related costs, without any commensurate benefit. Accordingly, if the proposed Disposition is not completed on the terms set forth in the operative agreement or at all, our business, results of operations, financial condition, cash flows and stock price may be materially adversely affected.

The Company has incurred, and will continue to incur, transaction costs in connection with the pending Disposition, and many of these fees and costs are payable regardless of whether or not the sale is completed.

If the proposed sale of the Payroll and Professional Services Businesses is completed, the Company may not achieve the operational and financial results that it anticipates in the future.

If the proposed sale of the Payroll and Professional Services Businesses is completed, the Company’s operational and financial profile will change upon the Disposition. As a result, the Company’s diversification of revenue sources will diminish, and the Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of the concentration of its business. Moreover, shares of our Class A Common Stock will represent an investment in a smaller company than in existence today and our exposure to the risks inherent in our remaining businesses will increase. Additionally, our ability to return to the payroll and professional services business line is restricted by the terms of the non-competition commitments made pursuant to the terms of the agreement governing the Disposition.

The price of our Class A Common Stock may be volatile during the pending Disposition, and stockholders could lose all or part of their investment.

The trading price of our Class A Common Stock may at times be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control. In addition to other factors, these factors may include the timing and process for completion of the Disposition, including potential delays which may cause significant fluctuations in the price of our Class A Common Stock.

The occurrence of any event, change or other circumstances that could give rise to the termination of the agreement governing the sale of our Payroll and Professional Services Businesses could adversely affect our future business.

There are significant risks and uncertainties associated with the pending Disposition. The occurrence of certain events, changes or any other circumstances could give rise to the termination of the agreement governing the Disposition and cause the sale not to be completed. For instance, there is no assurance that the parties to the agreement will receive the necessary regulatory approvals required to close the transaction. If the parties fail to obtain such approvals or to meet other conditions necessary to complete the sale as set forth in the operative agreement, the Company may not be able to close the transaction and the Company may not realize the anticipated benefits to its business and financial condition.

Our liquidity following the close of our pending sale of the Payroll and Professional Services Businesses and our planned used of proceeds may not be actualized, and we may use the proceeds from the Disposition and other available funds in ways that may not improve our results of operations, financial condition, cash flows or enhance the value of our Class A Common Stock.

Following the closing of the pending sale of our Payroll and Professional Services Businesses, we plan to use sale proceeds and other available funds in a variety of potential ways, including to repay debt, make stock repurchases and/or for general corporate purposes. A number of factors may impact our ability to repurchase stock and the timing of any such stock repurchases, including market conditions, the price of our common stock, our results of operations, financial condition, cash flows, available financing, leverage ratios, and legal, regulatory and contractual requirements and restrictions. Accordingly, the actual amount of common stock we repurchase may be less, perhaps substantially, and the period of time over which we make any stock repurchases may be substantially longer, than we currently anticipate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding purchases of our Class A Common Stock that were made by us during the three months ended March 31, 2024.

			Total number of	Approximate dollar
			shares purchased as	value of shares that may
			part of publicly	yet be purchased under
	Total number of	Average price	announced plans	the plans or programs
	shares purchased	paid per share(1)	or programs	(in millions) (2)
January 1, 2024 through January 31, 2024	—	$—	—	$48
February 1, 2024 through February 29, 2024	—	—	—	48
March 1, 2024 through March 31, 2024	—	—	—	248
Balance as of March 31, 2024	—	$—	—	$248

(1)
Average price paid per share for open market purchases includes broker commissions.
(2)
On August 1, 2022, we announced a share repurchase program, under which we may repurchase up to $100 million of issued and outstanding shares of Class A Common Stock, par value $0.0001 per share, from time to time, depending on market conditions and alternate uses of capital, which has no expiration date and may be suspended or discontinued at any time. In March 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock. In the first quarter of 2024, we did not repurchase shares. For additional information, see Note 9 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits.

Exhibit Number	Description

2.1

Stock and Asset Purchase Agreement, dated as of March 20, 2024, by and among Tempo Acquisition LLC, Axiom Buyer, LLC, the Company (for the limited purposes set forth therein) and Axiom Intermediate I, LLC (for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024)†

3.1	Amended and Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
3.2	Amended and Restated Bylaws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.1*	Form of Time-Based Restricted Stock Unit Award Agreement for the Executive Leadership Team under the Alight, Inc. 2021 Omnibus Incentive Plan.
10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement for the Executive Leadership Team under the Alight, Inc. 2021 Omnibus Incentive Plan.
10.3*	Form of Offer Letter for Executive Leadership Team.
10.4*	Form of Severance Agreement for Executive Leadership Team.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† The related exhibits and schedules are not being filed herewith. The registrant agrees to furnish supplementally a copy of any such exhibits and schedules to the Securities and Exchange Commission upon request.

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

Alight, Inc.

(Registrant)

Date: May 8, 2024	By:	/s/ Katie Rooney
Katie Rooney
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)