Form 10-Q
period 2024-06-30
Alight, Inc. / Delaware
filed 2024-08-06
CIK 1809104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-39299
_______________________________________________
Alight, Inc.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________

Delaware	86-1849232
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
320 South Canal Street, 50th Floor, Suite 5000, Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)
(224) 737-7000
(Registrant’s telephone number, including area code)
4 Overlook Point, Lincolnshire, IL, 60069
(Former name, former address and former fiscal year, if changed since last report)
______________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 535,336,010 shares of Class A Common Stock, par value $0.0001 per share, 4,978,807 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,978,807 shares of Class B-2 Common Stock, par value $0.0001 per share, and 1,090,184 shares of Class V Common Stock, par value $0.0001 per share, outstanding.

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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to realize the expected benefits of our disposition of our payroll and professional services business;
•declines in economic activity in the industries, markets, and regions our clients serve, including as a result of macroeconomic factors beyond our control, heightened interest rates or changes in monetary and fiscal policies;
•risks associated with competition;
•cyber-attacks and security vulnerabilities and other significant disruptions in the Company’s information technology systems and networks that could expose the Company to legal liability, impair its reputation or have a negative effect on the Company’s results of operations;
•our handling of confidential, personal or proprietary data;
•actions or proposals from activist stockholders;
•changes in applicable laws or regulations;
•an inability to successfully execute on operational and technological enhancements designed to drive value for our clients or drive internal efficiencies;
•issues relating to the use of new and evolving technologies, such as Artificial Intelligence (“AI”) and Machine Learning;
•claims (particularly professional liability claims), litigation or other proceedings against us;
•the inability to adequately protect key intellectual property rights or proprietary technology;
•past and prospective acquisitions, including the failure to successfully integrate operations, personnel, systems, technologies and products of the acquired companies, adverse tax consequences of acquisitions, greater than expected liabilities of the acquired companies and charges to earnings from acquisitions;
•the success of our strategic partnerships with third parties;
•the possibility of a decline in continued interest in outsourced services;
•our inability to retain and attract experienced and qualified personnel;
•recovery following a catastrophic event, disaster or other business continuity problem;
•our inability to deliver a satisfactory product to our clients;
•damage to our reputation;
•our reliance on third-party licenses and service providers;
•our handling of client funds;

•changes in regulations that could have an adverse effect on the Company’s business;
•the Company’s international operations, including varying taxation requirements;
•the profitability of our engagements due to unexpected circumstances;
•our ability to achieve sustainable cost savings for our clients;
•the success of our restructuring program;
•changes in accounting principles or treatment;
•the impact of goodwill or other impairment charges on our earnings;
•contracting with government clients;
•the significant influence of our sponsors;
•the incurrence of increased costs and becoming subject to additional regulations and requirements as a result of being a public company;
•our obligations under our Tax Receivable Agreement;
•changes to our credit ratings or interest rates which could affect our financial resources, ability to raise additional capital, generate sufficient cash flows, or generally maintain operations; and
•other risks and uncertainties indicated in this report and our other public filings, including those set forth under the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on February 29, 2024 (the "Annual Report") and our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alight, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$183	$324
Receivables, net	372	435
Other current assets	210	260
Fiduciary assets	217	234
Current assets held for sale	2,461	1,523
Total Current Assets	3,443	2,776
Goodwill	3,212	3,212
Intangible assets, net	2,995	3,136
Fixed assets, net	393	331
Deferred tax assets, net	86	38
Other assets	344	341
Long-term assets held for sale	—	948
Total Assets	$10,473	$10,782

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$249	$325
Current portion of long-term debt, net	329	25
Other current liabilities	261	233
Fiduciary liabilities	217	234
Current liabilities held for sale	1,461	1,370
Total Current Liabilities	2,517	2,187
Deferred tax liabilities	32	32
Long-term debt, net	2,451	2,769
Long-term tax receivable agreement	757	733
Financial instruments	80	109
Other liabilities	159	142
Long-term liabilities held for sale	—	68
Total Liabilities	$5,996	$6,040
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 1,000.0 shares authorized; 558.0 and 517.3 shares issued, and 541.4 and 510.9 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class B Common Stock: $0.0001 par value, 20.0 shares authorized; 9.8 and 9.9 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class V Common Stock: $0.0001 par value, 175.0 shares authorized; 0.6 and 29.0 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class Z Common Stock: $0.0001 par value, 12.9 shares authorized; 0.6 and 3.4 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost (16.6 and 6.4 shares at June 30, 2024 and December 31, 2023, respectively)	(132)	(52)
Additional paid-in-capital	5,134	4,946
Retained deficit	(594)	(503)
Accumulated other comprehensive income	65	71
Total Alight, Inc. Stockholders' Equity	$4,473	$4,462
Noncontrolling interest	4	280
Total Stockholders' Equity	$4,477	$4,742
Total Liabilities and Stockholders' Equity	$10,473	$10,782
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenue	$538	$561	$1,097	$1,147
Cost of services, exclusive of depreciation and amortization	345	356	701	738
Depreciation and amortization	26	18	47	35
Gross Profit	167	187	349	374

Operating Expenses
Selling, general and administrative	146	149	292	300
Depreciation and intangible amortization	73	74	149	150
Total Operating expenses	219	223	441	450
Operating Income (Loss) From Continuing Operations	(52)	(36)	(92)	(76)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(52)	—	(31)	25
(Gain) Loss from change in fair value of tax receivable agreement	(31)	11	24	19
Interest expense	33	33	64	66
Other (income) expense, net	—	—	1	1
Total Other (income) expense, net	(50)	44	58	111
Income (Loss) From Continuing Operations Before Taxes	(2)	(80)	(150)	(187)
Income tax expense (benefit)	2	(8)	(25)	(31)
Net Income (Loss) From Continuing Operations	(4)	(72)	(125)	(156)
Net Income (Loss) From Discontinued Operations, Net of Tax	27	—	32	10
Net Income (Loss)	23	(72)	(93)	(146)
Net income (loss) attributable to noncontrolling interests	—	(5)	(2)	(11)
Net Income (Loss) Attributable to Alight, Inc.	$23	$(67)	$(91)	$(135)

Earnings Per Share
Basic and Diluted
Continuing operations	$(0.01)	$(0.14)	$(0.23)	$(0.30)
Discontinued operations	$0.05	$0.00	$0.06	$0.02
Net Income (Loss)	$0.04	$(0.14)	$(0.17)	$(0.28)

Net Income (Loss)	$23	$(72)	$(93)	$(146)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(8)	17	(5)	(6)
Foreign currency translation adjustments	(2)	3	(4)	6
Total Other comprehensive income (loss), net of tax:	(10)	20	(9)	—
Comprehensive Income (Loss) Before Noncontrolling Interests	13	(52)	(102)	(146)
Comprehensive income (loss) attributable to noncontrolling interests	—	(4)	(6)	(16)
Comprehensive Income (Loss) Attributable to Alight, Inc.	$13	$(48)	$(96)	$(129)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2023	$—	$(52)	$4,946	$(503)	$71	$4,462	$280	$4,742
Net income	—	—	—	(114)	—	(114)	(2)	(116)
Other comprehensive income, net	—	—	—	—	4	4	(4)	—
Conversion of noncontrolling interest	—	—	199	—	—	199	(264)	(65)
Share-based compensation expense	—	—	28	—	—	28	—	28
Shares withheld in lieu of taxes	—	—	(57)	—	—	(57)	—	(57)
Share repurchases	—	—	—	—	—	—	—	—
Other	—	—	(3)	—	—	(3)	(1)	(4)
Balance at March 31, 2024	$—	$(52)	$5,113	$(617)	$75	$4,519	$9	$4,528
Net income	—	—	—	23	—	23	—	23
Other comprehensive income, net	—	—	—	—	(10)	(10)	—	(10)
Common stock issued under ESPP	—	—	6	—	—	6	—	6
Conversion of noncontrolling interest	—	—	(1)	—	—	(1)	(5)	(6)
Share-based compensation expense	—	—	18	—	—	18	—	18
Shares withheld in lieu of taxes	—	—	(1)	—	—	(1)	—	(1)
Share repurchases	—	(80)	—	—	—	(80)	—	(80)
Other	—	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2024	$—	$(132)	$5,134	$(594)	$65	$4,473	$4	$4,477

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2022	$—	$(12)	$4,514	$(158)	$95	$4,439	$650	$5,089
Net loss	—	—	—	(68)	—	(68)	(6)	(74)
Other comprehensive income (loss), net	—	—	—	—	(14)	(14)	(6)	(20)
Conversion of non-controlling interest	—	—	145	—	—	145	(194)	(49)
Share-based compensation expense	—	—	37	—	—	37	—	37
Shares vested, net of shares withheld in lieu of taxes	—	—	(6)	—	—	(6)	—	(6)
Share repurchases	—	(10)	—	—	—	(10)	—	(10)
Balance at March 31, 2023	$—	$(22)	$4,690	$(226)	$81	$4,523	$444	$4,967
Net loss	—	—	—	(67)	—	(67)	(5)	(72)
Other comprehensive income (loss), net	—	—	—	—	19	19	1	20
Common stock issued under ESPP	—	—	4	—	—	4	—	4
Conversion of non-controlling interest	—	—	2	—	—	2	(1)	1
Share-based compensation expense	—	—	38	—	—	38	—	38
Share repurchases	—	(4)	—	—	—	(4)	—	(4)
Balance at June 30, 2023	$—	$(26)	$4,734	$(293)	$100	$4,515	$439	$4,954
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Operating activities:
Net Income (Loss) From Continuing Operations	$(125)	$(156)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	56	44
Intangible asset amortization	140	141
Noncash lease expense	6	7
Financing fee and premium amortization	(1)	(1)
Share-based compensation expense	48	64
(Gain) loss from change in fair value of financial instruments	(31)	25
(Gain) loss from change in fair value of tax receivable agreement	24	19
Release of unrecognized tax provision	(2)	(1)
Deferred tax expense (benefit)	(39)	(3)
Other	2	4
Changes in operating assets and liabilities:
Accounts receivable	62	34
Accounts payable and accrued liabilities	(75)	(120)
Other assets and liabilities	28	56
Cash provided by operating activities - continuing operations	93	113
Cash provided by operating activities - discontinued operations	65	49
Net cash provided by operating activities	$158	$162
Investing activities:
Capital expenditures	(67)	(78)
Cash used for investing activities - continuing operations	(67)	(78)
Cash used in investing activities - discontinued operations	(11)	(11)
Net cash used in investing activities	$(78)	$(89)
Financing activities:
Net increase (decrease) in fiduciary liabilities	(17)	(17)
Repayments to banks	(13)	(13)
Principal payments on finance lease obligations	(14)	(13)
Payments on tax receivable agreements	(62)	(7)
Tax payment for shares/units withheld in lieu of taxes	(58)	(6)
Deferred and contingent consideration payments	—	(4)
Repurchase of shares	(80)	(14)
Cash used for financing activities - continuing operations	(244)	(74)
Cash provided by (used in) financing activities - discontinued operations	22	(201)
Net Cash provided by (used for) financing activities	$(222)	$(275)
Effect of exchange rate changes on cash, cash equivalents and restricted cash - discontinued operations	(3)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	(145)	(197)
Cash, cash equivalents and restricted cash balances from:
Continuing operations - beginning of year	$558	$482
Discontinued operations - beginning of year(a)	1,201	1,277
Less Discontinued operations - end of period(a)	1,214	1,079
Continuing operations - end of period	$400	$483
(a)Reported as assets held for sale on our condensed consolidated balance sheets.
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$183	$245
Restricted cash included in fiduciary assets	217	238
Total cash, cash equivalents and restricted cash	$400	$483

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset additions acquired through finance leases	$51	$4
Right of use asset additions acquired through operating leases	6	—
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
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of June 30, 2024, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of June 30, 2024.
On July 12, 2024, Alight, Inc. (together with its subsidiaries, the “Company” or “Alight”) and Tempo Acquisition LLC, a subsidiary of the Company, completed the previously announced sale (the “Transaction”) of Alight’s Professional Services segment and Alight’s Payroll & HCM Outsourcing business within the Employer Solutions segment (collectively, the “Divested Business”) to Axiom Buyer, LLC, a newly-formed entity and an affiliate of H.I.G. Capital, L.L.C. (“Buyer”), pursuant to the terms of the Stock and Asset Purchase Agreement (the “Purchase Agreement”), dated as of March 20, 2024. As a result of this agreement, the results of the Company’s Payroll and Professional Services businesses are reported separately as discontinued operations, net of tax, in our condensed consolidated statements of comprehensive income (loss) for all periods presented and its assets and liabilities are presented in our condensed consolidated balance sheets as assets and liabilities held for sale as of June 30, 2024.
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
2. Accounting Policies and Practices
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
New Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its condensed consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the standard to determine the impact of adoption to its condensed consolidated financial statements and disclosures.
3. Revenue from Contracts with Customers
The majority of the Company’s revenue is highly recurring and is derived from contracts with customers to provide integrated, cloud-based human capital solutions that empower clients and their employees to manage their health, wealth and HR needs. The Company’s revenues are disaggregated by recurring and project revenues within each reportable segment. Recurring revenues are typically longer term in nature and more predictable on an annual basis, while project revenues consist of project work of a shorter duration and are therefore less predictable on an annual basis. See Note 12 “Segment Reporting” for quantitative disclosures of recurring and project revenues by reportable segment. The Company’s reportable segment is Employer Solutions. Employer Solutions is driven by our digital, software and AI-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health and employee wellbeing. The Company believes the revenue categories within Employer Solutions depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.
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
Ongoing administration services phase – For all solutions, the ongoing administration phase includes a variety of plan and system support services. More specifically, these services include data management, calculations, reporting, fulfillment/communications, compliance services, call center support, and in our Health Solutions agreements, annual on-boarding and enrollment support. While there are a variety of activities performed across all solutions, the overall nature of the obligation is to provide integrated administration solutions to the customer. The agreement represents a stand-ready obligation to perform these activities across all solutions on an as-needed basis. The customer obtains value from each period of service, and each time increment (i.e., each month, or each benefit cycle in the case of our Health Solutions arrangements) is distinct and the activities are performed substantially the same. Accordingly, the ongoing administration services for each solution represents a series and each series (i.e., each month, or each benefit cycle including the enrollment period in the case of our Health Solutions arrangements) of distinct services are deemed to be a single performance obligation. In agreements that include multiple performance obligations, the transaction price related to each performance obligation is based on a relative stand-alone selling price basis. We establish the stand-alone selling price using a suitable estimation method, which includes a market assessment approach using observable market prices the Company charges separately for similar solutions to similar customers, or an expected cost plus margin approach.
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
4. Discontinued Operations and Assets Held for Sale
As disclosed above in Note 1 “Basis of Presentation and Nature of Business, on July 12, 2024, the Company closed on its previously announced sale of the Divested Business.
Under the terms of the Purchase Agreement, the Buyer agreed to acquire the Divested Business for total consideration of up to $1.2 billion, in the form of (1) $1.0 billion in cash (the “Closing Cash Consideration”) payable at the closing of the transactions (the “Closing”) contemplated by the Purchase Agreement, (2) a note with an aggregate principal amount of $50 million and fair value of $35 million as of July 12, 2024 issued at Closing (the “Seller Note”) by an indirect parent of Buyer (the “Note Issuer”) and (3) contingent upon the financial performance of the Divested Business for the 2025 fiscal year, a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) and fair value of $66 million as of July 12, 2024 to be issued by the Note Issuer. The Seller Note has a stated interest rate of 8.0%.
In conjunction with the Transaction, the company entered into a Transition Services Agreement (the "TSA") with the Buyer. The TSA outlines the terms under which the Company will provide certain reimbursable post-closing services to support the business on a transitional basis and are anticipated to be provided for an initial period of up to 18 months, with the option to extend for an additional six months. As part of the TSA agreement, $15 million of the Closing Cash Consideration payable at closing will be a prepayment to the Company for services provided under the TSA.

The following tables presents the carrying value of assets and liabilities for the Payroll & Professional Services business as presented within assets and liabilities held for sale on our condensed consolidated balance sheets and results as reported in income (loss) from discontinued operations, net of tax, within our condensed consolidated statements of comprehensive income (loss) (in millions):

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$25	$34
Receivables, net	239	263
Other current assets	60	59
Fiduciary assets	1,189	1,167
Goodwill	330	—
Intangible assets, net	407	—
Fixed assets, net	49	—
Deferred tax assets, net	8	—
Other assets	154	—
Current assets held for sale	2,461	1,523
Goodwill	—	331
Intangible assets, net	—	418
Fixed assets, net	—	40
Deferred tax assets, net	—	3
Other assets	—	156
Long-term assets held for sale	$—	$948

Liabilities
Accounts payable and accrued liabilities	$95	$119
Other current liabilities	103	84
Fiduciary liabilities	1,189	1,167
Deferred tax liabilities	—	—
Other liabilities	74	—
Current liabilities held for sale	1,461	1,370
Deferred tax liabilities	—	—
Other liabilities	—	68
Long-term liabilities held for sale	$—	$68

	Three Months Ended June 30		Six Months Ended June 30,

	2024	2023	2024	2023
Revenue	$249	$245	$506	$490
Cost of services, exclusive of depreciation and amortization	167	172	354	345
Depreciation and amortization	—	3	3	5
Gross Profit	82	70	149	140

Operating Expenses
Selling, general and administrative	52	44	89	78
Depreciation and intangible amortization	—	11	8	20
Total Operating Expenses	52	55	97	98
Income (loss) from Discontinued Operations	30	15	52	42
Interest expense	—	—	—	—
Other (income) expense, net	—	4	2	6
Income (Loss) from Discontinued Operations Before Income Taxes	30	11	50	36
Income tax expense (benefit)	3	11	18	26
Net Income (Loss) from Discontinued Operations, Net of Tax	$27	$—	$32	$10
The expense amounts reflected above represent only the direct costs attributable to the Payroll & Professional Services business and excludes allocations of corporate costs that will be retained following the sale. Neither the discontinued operations presented above, nor continuing operations, reflect the impact of any cost reimbursement that will be received under the TSA following the close of the transaction upon the satisfaction or waiver of closing conditions.
5. Other Financial Data
Condensed Consolidated Balance Sheets Information
Receivables, net
The components of Receivables, net are as follows (in millions):

	June 30, 2024	December 31, 2023
Billed and unbilled receivables	$379	$442
Allowance for expected credit losses	(7)	(7)
Balance at end of period	$372	$435
Other current assets
The components of Other current assets are as follows (in millions):

	June 30, 2024	December 31, 2023
Deferred project costs	$23	$20
Prepaid expenses	43	48
Commissions receivable	51	107
Other	93	85
Total	$210	$260

Other assets
The components of Other assets are as follows (in millions):

	June 30, 2024	December 31, 2023
Deferred project costs	$249	$240
Operating lease right of use asset	53	55
Commissions receivable	19	22
Other	23	24
Total	$344	$341
The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs for each of the three months ended June 30, 2024 and 2023 were $6 million, and for each of the six months ended June 30, 2024 and 2023 were $12 million, and are recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The balances in Other current assets as of June 30, 2024 and December 31, 2023 were $49 million and $60 million, respectively. The balances in Other assets as of June 30, 2024 and December 31, 2023 were $17 million and $17 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information).
Other current liabilities
The components of Other current liabilities are as follows (in millions):

	June 30, 2024	December 31, 2023
Deferred revenue	$83	$97
Operating lease liabilities	24	27
Finance lease liabilities	20	10
Other	134	99
Total	$261	$233
Other liabilities
The components of Other liabilities are as follows (in millions):

	June 30, 2024	December 31, 2023
Deferred revenue	$43	$45
Operating lease liabilities	60	65
Finance lease liabilities	39	6
Other	17	26
Total	$159	$142
The current and non-current portions of deferred revenue relates to consideration received in advance of performance under client contracts. During the six months ended June 30, 2024 and 2023, revenue of approximately $81 million and $76 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.
Other current liabilities as of June 30, 2024 and December 31, 2023 included the current portion of tax receivable agreement liability of $89 million and $62 million, respectively (see Note 15 "Tax Receivable Agreement" for additional information).
Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There were no interest rate swaps recorded in Other current liabilities as of both June 30, 2024 and December 31, 2023. There were no interest rate swaps recorded in Other liabilities as of June 30, 2024. The balance in Other liabilities as of December 31, 2023 was $3 million (see Note 13 “Derivative Financial Instruments” for additional information).

6. Goodwill and Intangible assets, net
The changes in the net carrying amount of goodwill are as follows (in millions):

Total
Balance as of December 31, 2023	$3,212
Foreign currency translation	—
Balance at June 30, 2024	$3,212
Intangible assets by asset class are as follows (in millions):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Customer-related and contract based intangibles	$3,192	$636	$2,556	$3,192	$529	$2,663
Technology related intangibles	230	113	117	230	94	136
Trade name	408	86	322	408	71	337
Total	$3,830	$835	$2,995	$3,830	$694	$3,136
Amortization expense from finite-lived intangible assets for each of the three months ended June 30, 2024 and 2023, was $69 million and $70 million, respectively. Amortization expense from finite-lived intangible assets for the six months ended June 30, 2024 and 2023, was $140 million and $141 million, respectively. Amortization expense from finite-lived intangible assets was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).
The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of June 30, 2024 and December 31, 2023 (in millions, except for years):

	June 30, 2024		December 31, 2023
	Net Carrying Amount	Weighted-Average Remaining Useful Lives	Net Carrying Amount	Weighted-Average Remaining Useful Lives
Intangible assets:
Customer-related and contract-based intangibles	$2,556	12.0	$2,663	12.5
Technology-related intangibles	117	3.0	136	3.5
Trade name	322	11.9	337	12.4
Total	$2,995		$3,136
Subsequent to June 30, 2024, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related and Contract Based Intangibles	Technology Related Intangibles	Trade Name Intangibles	Total
2024 (July - December)	$107	$19	$14	$140
2025	214	39	28	281
2026	214	38	27	279
2027	214	19	27	260
2028	214	2	27	243
Thereafter	1,593	—	199	1,792
Total amortization expense	$2,556	$117	$322	$2,995

7. Income Taxes
The Company’s effective tax rates for the three months ended June 30, 2024 and 2023 were (100)% and 10%, respectively. The Company's effective tax rates for both the six months ended June 30, 2024 and 2023 were 17%. The effective tax rates for the three and six months ended June 30, 2024 were lower than the 21% U.S. statutory corporate income tax rate and primarily driven by the Company’s non-deductible portion of share-based compensation expense, the tax receivable agreement fair value adjustment, and the seller earnout liability fair value adjustment. The effective tax rates for the three and six months ended June 30, 2023 were lower than the 21% U.S. statutory corporate income tax rate and primarily driven by the Company’s non-deductible portion of share-based compensation expense, tax receivable agreement fair value adjustment, and the seller earnout liability fair value adjustment.
8. Debt
Debt outstanding consisted of the following (in millions):

	Maturity Date	June 30, 2024	December 31, 2023
Sixth Incremental Term Loans(1)	August 31, 2028	$2,476	$—
Fifth Incremental Term Loans(2)	August 31, 2028	—	2,488
Secured Senior Notes	June 1, 2025	304	306
$300 million Revolving Credit Facility, Amended	August 31, 2026	—	—
Total debt, net		2,780	2,794
Less: current portion of long-term debt, net		(329)	(25)
Total long-term debt, net		$2,451	$2,769
_______________________________________________________
(1)The net balance for the Sixth Incremental Term Loans includes unamortized debt issuance costs at June 30, 2024 of approximately $8 million.
(2)The net balance for the Fifth Incremental Term Loans includes unamortized debt issuance costs at December 31, 2023 of approximately $8 million.
Term Loan
In May 2017, the Company entered into a 7 year Initial Term Loan. During November 2017 and November 2019, the Company entered into Incremental Term Loans under identical terms as the Initial Term Loan. In August 2020, the Company refinanced a portion of the Term Loan by paying down $270 million of principal using the proceeds from the August 2020 Unsecured Senior Notes issuance, extending the maturity date on $1,986 million of the balance to October 31, 2026, and adding an interest rate floor of 50 bps (the "Amended Term Loan"). As part of the consideration transferred in the Business Combination, $556 million of principal was repaid on the portion of the Term Loan that was not amended. In August 2021, the Company entered into a new Third Incremental Term Loan facility for $525 million that matures August 31, 2028. In January 2022, the Company refinanced the Amended Term Loan and the Third Incremental Term Loan to have a concurrent maturity date of August 31, 2028 and updated interest rate terms as described below (the "B-1 Term Loan"). In June 2023, the Company refinanced the remaining portion of the 7 year Term Loan in full by increasing the existing B-1 Term Loan by approximately $65 million under identical terms as the B-1 Term Loan.
Interest rates on the B-1 Term Loan borrowings are based on the Secured Overnight Financing Rate ("SOFR") plus a margin. The Company is required to make principal payments at the end of each fiscal quarter based on defined terms in the agreement with the remaining principal balances due on the maturity dates.
In September 2023, the Company entered into Amendment No. 9 to Credit Agreement with a syndicate of lenders to establish a new class of Fifth Incremental Term Loans with an aggregate principal amount of $2,507 million to reprice the outstanding Initial Term B-1 Loans due August 31, 2028 by reducing the applicable rate from SOFR + 3.00% to SOFR + 2.75%. In June 2024, the Company entered into Amendment No. 10 to Credit Agreement with a syndicate of lenders to establish a new class of Sixth Incremental Term Loans with an aggregate principal amount of $2,489 million to reprice the outstanding Fifth Incremental Term Loans due August 31, 2028 by reducing the applicable rate from SOFR + 2.75% to SOFR + 2.25%.
The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13 “Derivative Financial Instruments”).

During the three and six months ended June 30, 2024, the Company made total principal payments of $6 million and $13 million, respectively. During the three and six months ended June 30, 2023 the Company made total principal payments $6 million and $13 million, respectively.
In July 2024, the Company paid down $440 million of the Sixth Incremental Term Loans principal balance with proceeds from the Transaction.
Secured Senior Notes
In May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes have a maturity date of June 1, 2025 and accrue interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.
In July 2024, the Company paid the remaining Secured Senior Notes principal balance of $300 million with proceeds from the Transaction.
Revolving Credit Facility
In May 2017, the Company entered into a 5-year $250 million revolving credit facility with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the revolving credit facility to October 31, 2024. In August 2021, the Company replaced and refinanced the revolving credit facilities with a $294 million revolving credit facility with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. No changes were made to the maturity date. At June 30, 2024, approximately $3 million of unused letters of credit related to various insurance policies and real estate leases were issued under the revolving credit facility and there were no borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During the three and six months ended June 30, 2024 and 2023, the Company made immaterial payments related to these fees.
Financing Fees, Premiums and Interest Expense
The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.
Total interest expense related to the debt instruments for the three months ended June 30, 2024 and 2023 was $54 million and $55 million, respectively, which included a $1 million benefit for both the three months ended June 30, 2024 and 2023. Total interest expense related to the debt instruments for the six months ended June 30, 2024 and 2023 was $109 million and $106 million, respectively, which included a benefit of $1 million for each of the six months ended June 30, 2024 and 2023. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss), and is net of interest rate swap derivative gains recognized.
Principal Payments
Aggregate remaining contractual principal payments as of June 30, 2024 are as follows (in millions):

2024	$12
2025	325
2026	25
2027	25
2028	2,393
Total payments	$2,780
9. Stockholders' Equity
Preferred Stock
Upon the Closing Date of the Business Combination, 1,000,000 preferred shares, par value $0.0001 per share, were authorized. There were no preferred shares issued and outstanding as of June 30, 2024.

Class A Common Stock
As of June 30, 2024, 541,445,348 shares of Class A Common Stock, including 640,960 of shares of unvested Class A Common Stock, were outstanding. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.
Class B Common Stock
Upon the Closing Date of the Business Combination, certain equity holders of Alight Holdings received earnouts (the "Seller Earnouts") that resulted in the issuance of a total of 14,999,998 Class B instruments (including 312,208 unvested shares of Class B Common Stock related to employee compensation as of June 30, 2024) to the equity holders of the Predecessor. The equity holders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class B Common Stock, and the equity holders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unit holders”) received Class B common units of Alight Holdings.
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
Class B-1
As of June 30, 2024, 4,914,939 shares of Class B-1 Common Stock were legally issued and outstanding, including 156,104 unvested shares of Class B-1 Common Stock related to employee compensation. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
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
As of June 30, 2024, 2,585,060 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
Class B-2
As of June 30, 2024, 4,914,939 shares of Class B-2 Common Stock were legally issued and outstanding, including 156,104 unvested shares of Class B-2 Common Stock related to employee compensation. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).
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
As of June 30, 2024, 2,585,060 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).
Class B-3
Upon the Closing Date of the Business Combination, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There are no shares of Class B-3 Common Stock issued and outstanding as of June 30, 2024.
Class V Common Stock
As of June 30, 2024, 554,568 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unit holders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.
Class Z Common Stock
Upon the Closing Date of the Business Combination, a total of 8,671,507 Class Z instruments were issued to the equity holders of the Predecessor. The equity holders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class Z Common Stock, and the Continuing Unit holders received Class Z common units of Alight Holdings. The Class Z instruments were issued to the equity holders of the Predecessor to allow for the re-allocation of the consideration paid to the holders of unvested management equity (i.e., the unvested shares of Class A, Class B-1, and Class B-2 Common Stock) to the equity holders of the Predecessor in the event such equity is forfeited under the terms of the applicable award agreement and will only vest in connection with any such forfeiture.
As of June 30, 2024, 578,099 shares of Class Z Common Stock 376,637 Class Z-A, 100,731 Class Z-B-1, and 100,731 Class Z-B-2) were legally issued and outstanding. Holders of shares of Class Z-A, Class Z-B-1 and Class Z-B-2 Common Stock are not entitled to voting rights. The Class Z shares convert into shares of Class A Common Stock, Class B-1 Common Stock or Class B-2 Common Stock, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.
As of June 30, 2024, 317,783 Class Z common units (207,039 Class Z-A, 55,372 Class Z-B-1, and 55,372 Class Z-B-2) were legally issued and outstanding. Holders of Class Z-A, Class Z-B-1 and Class Z-B-2 common units are not entitled to voting rights. The Class Z units convert into units of Alight Holdings Class A common units, Alight Holdings Class B-1 or Alight Holdings Class B-2 common units, as applicable, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders.
Class A Units
Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.
The Continuing Unit holders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of June 30, 2024, there were 541,999,916 Class A Units outstanding, of which 541,445,348 are held by the Company and 554,568 are held by the noncontrolling interest of the Company.
The Alight Holdings limited liability company agreement contains provisions which require that a one-to-one ratio is maintained between each class of Alight Holdings units held by Alight and its subsidiaries (including the Alight Group, Inc. and certain tax blocker entities, but excluding subsidiaries of Alight Holdings) and the number of outstanding shares of the corresponding class of Alight common stock, subject to certain exceptions (including in respect of management equity in the form of options, rights or other securities which have not been converted into or exercised for Alight common stock). In addition, the Alight Holdings limited liability company agreement permits Alight, in its capacity as the managing member of Alight Holdings, to take actions to maintain such ratio, including undertaking stock splits, combinations, recapitalization and exercises of the exchange rights of holders of Alight Holdings units.
Exchange of Class A Units
During the six months ended June 30, 2024, 634,588 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $269 million, recorded in Additional paid-in capital. Pursuant to the Tax Receivable Agreement (the "TRA") that we entered into in connection with the Business Combination, described in Note 15 "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $89 million, with offsets to Additional paid-in-capital. An additional $18 million increase to Additional paid-in-capital was due to exchanges as a result of deferred tax assets due to our change in ownership.
Share Repurchase Program
On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase up to $100 million of issued and outstanding shares of Class A Common Stock from time to time, depending on market conditions and alternate uses of capital. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. On March 20, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock, providing a total amount authorized for repurchase of $248 million.
During the three and six months ended June 30, 2024, there were 10,134,600 Class A Common Stock shares repurchased under the Program. Repurchased shares are reflected as Treasury Stock on the Condensed Consolidated Balance Sheets as a component of equity. As of June 30, 2024, the total amount authorized for repurchase remaining was $168 million.
Accelerated Share Repurchase
On June 18, 2024, the Company announced that it entered into an accelerated share repurchase agreement (the "ASR") with Barclays Bank PLC (the "ASR counterparty") to repurchase $75 million of Alight's Class A Common Stock, as part of the Company's existing share repurchase program. On July 16, 2024, the Company made an initial payment of $75 million to the ASR counterparty and received an initial delivery of shares equal in value to 80% of the prepayment amount of $75 million, based on Alight’s closing share price as of the effective date of July 15, 2024. The final number of shares to be repurchased will be based on the volume-weighted average price of Alight's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The final settlement of the transaction under the ASR is expected to occur during the third quarter of 2024.

The following table reflects the changes in our outstanding stock:

	Class A(2)	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2023	507,567,678	4,951,235	4,951,235	28,962,218	3,420,215	6,427,853
Conversion of noncontrolling interest	27,773,062	—	—	(27,773,062)	—	—
Shares granted upon vesting	13,890,962	—	—	—	(2,842,116)	—
Issuance for compensation to non-employees(1)	17,802	—	—	—	—	—
Share repurchases	—	—	—	—	—	—
Share forfeitures	—	(18,148)	(18,148)	—	—	—
Balance at March 31, 2024	549,249,504	4,933,087	4,933,087	1,189,156	578,099	6,427,853
Conversion of noncontrolling interest	634,588	—	—	(634,588)	—	—
Shares granted upon vesting	954,218	—	—	—	—	—
Issuance for compensation to non-employees(1)	100,678	—	—	—	—	—
Share repurchases	(10,134,600)	—	—	—	—	10,134,600
Share forfeitures	—	(18,148)	(18,148)	—	—	—
Balance at June 30, 2024	540,804,388	4,914,939	4,914,939	554,568	578,099	16,562,453
_______________________________________________________
(1)Issued to certain members of the Board of Directors in lieu of cash retainer.
(2)Does not include 640,960 of unvested Class A common shares as of June 30, 2024.
Dividends
There were no dividends declared during the three and six months ended June 30, 2024.
Accumulated Other Comprehensive Income
As of June 30, 2024, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.

Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign Currency Translation Adjustments (1)	Interest Rate Swaps (2)	Total
Balance at December 31, 2023	$(3)	$74	$71
Other comprehensive income (loss) before reclassifications	(4)	30	26
Tax (expense) benefit	1	(1)	—
Other comprehensive income (loss) before reclassifications, net of tax	(3)	29	26
Amounts reclassified from accumulated other comprehensive income	—	(22)	(22)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(22)	(22)
Net current period other comprehensive income (loss), net of tax	(3)	7	4
Balance at March 31, 2024	$(6)	$81	$75
Other comprehensive income (loss) before reclassifications	(3)	8	5
Tax (expense) benefit	1	3	4
Other comprehensive income (loss) before reclassifications, net of tax	(2)	11	9
Amounts reclassified from accumulated other comprehensive income	—	(19)	(19)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(19)	(19)
Net current period other comprehensive income (loss), net of tax	(2)	(8)	(10)
Balance at June 30, 2024	$(8)	$73	$65
(1)Foreign currency translation adjustments include $1 million loss related to intercompany loans that have been designated long-term investment nature.
(2)Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information.
10. Share-Based Compensation
The Company has an active equity incentive plan, the Alight, Inc. 2021 Omnibus Incentive Plan (the "Incentive Plan"), under which the Company has been authorized to grant share-based awards to key employees and non-employee directors, which consist of restricted stock units ("RSUs") and performance share units ("PRSUs"). Under this plan, for grants issued during the six months ended June 30, 2024, approximately 43% of the units are subject to time-based vesting requirements and approximately 57% are subject to performance-based vesting requirements. As of June 30, 2024, there were 79,713,256 remaining shares of common stock authorized for issuance pursuant to the Company’s stock-based compensation plans under its 2021 Omnibus Incentive Plan.
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
The weighted-average grant-date fair value per share of RSUs and PRSUs granted during the six months ended June 30, 2024 was approximately $8.94 and $8.81, respectively.

The following table summarizes the RSU and PRSU activity during the six months ended June 30, 2024:

	RSUs	Weighted Average Grant Date Fair Value Per Unit	PRSUs(1)	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2023	8,174,812	$9.78	28,041,674	$11.25
Granted	4,782,855	8.94	6,465,569	8.81
Vested	(2,984,063)	8.98	(19,755,498)	12.28
Forfeited	(376,084)	8.92	(639,365)	8.85
Balance as of June 30, 2024	9,597,520	$8.84	14,112,381	$8.85
_______________________________________________________
(1)The number of PRSUs presented are based on actual or expected achievement of the respective performance goals as of the end of the period.
The Company forfeited approximately 3.5 million shares in July 2024 in conjunction with the Transaction as discussed in Note 1 "Basis of Presentation and Nature of Business".
Share-based Compensation Expense
Total share-based compensation expense related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of services, exclusive of depreciation and amortization	$3	$7	$8	$14
Selling, general and administrative	17	23	40	50
Total share-based compensation expense	$20	$30	$48	$64
As of June 30, 2024, total future compensation expense related to unvested RSUs was $71 million, which will be recognized over a remaining weighted-average amortization period of approximately 2.07 years. As of June 30, 2024, total future compensation expense related to PRSUs was $76 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.78 years.
Employee Stock Purchase Plan
In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. As of June 30, 2024, there were 12,692,122 remaining shares available for grant and 2,268,910 shares issued under the ESPP. The amount of share-based compensation expense related to the ESPP was approximately $0.3 million and $0.8 million for the three and six months ended June 30, 2024, respectively.
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

Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted (net loss) earnings per share:
Numerator
Net Income (Loss) From Continuing Operations	$(4)	$(72)	$(125)	$(156)
Less: Net loss attributable to noncontrolling interest	—	5	2	11
Net Income (loss) from continuing operations attributable to Alight, Inc.	$(4)	$(67)	$(123)	$(145)
Net Income (Loss) From Discontinued Operations, Net of Tax	27	—	32	10
Net Income (Loss) Attributable to Alight, Inc. - basic	$23	$(67)	$(91)	$(135)
Loss impact of conversion of noncontrolling interest	—	—	(1)	—
Net income (loss) attributable to Alight, Inc. - diluted	$23	$(67)	$(92)	$(135)
Denominator
Weighted-average shares outstanding - basic	546,174,400	490,306,205	543,376,024	483,358,533
Dilutive effect of the exchange of noncontrolling interest units	554,568	—	554,568	—
Dilutive effect of RSUs	374,688	—	—	—
Weighted-average shares outstanding - diluted	547,103,656	490,306,205	543,930,592	483,358,533

Basic and Diluted (net loss) earnings per share
Continuing operations	$(0.01)	$(0.14)	$(0.23)	$(0.30)
Discontinued operations	$0.05	$0.00	$0.06	$0.02
Net Income (Loss)	$0.04	$(0.14)	$(0.17)	$(0.28)
For the three and six months ended June 30, 2023, 44,077,108 units of Alight Holdings Class A units related to noncontrolling interests were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.
For both the three and six months ended June 30, 2024, 9,222,832 and 9,597,520, respectively, of unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. For both the three and six months ended June 30, 2023, 10,109,595 of unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.
For the three and six months ended June 30, 2024 and 2023 14,112,381 unvested PRSUs and 30,228,371 unvested PRSUs, respectively, were excluded from the calculation of basic and diluted earnings per share. For both the three and six months ended June 30, 2024 and 2023, these unvested PSU shares reflect current expected achievement levels and were excluded as the performance conditions were not met as of the end of the respective periods.
In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock if the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of June 30, 2024, 14,999,998 shares related to the Seller Earnouts were excluded from the diluted earnings per share calculations.
12. Segment Reporting
As disclosed above in Note 1 “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on its previously announced sale of the Divested Business. As a result of the Transaction, the Company has determined it has one remaining reportable segment, Employer Solutions. See Notes 1 “Basis of Presentation and Nature of Business” and Note 4 “Discontinued Operations and Assets Held for Sale” for additional information.
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
Information regarding the Company’s reportable segment revenue is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employer Solutions
Recurring	$493	$505	$1,014	$1,038
Project	45	47	83	90
Total Employer Solutions	538	552	1,097	1,128
Other	—	9	—	19
Total revenue	$538	$561	$1,097	$1,147
There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

	Segment Profit
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employer Solutions	$167	$189	$349	$376
Other	—	(2)	—	(2)
Total Gross Profit	167	187	349	374
Selling, general and administrative	146	149	292	300
Depreciation and intangible amortization	73	74	149	150
Operating Income (Loss) From Continuing Operations	(52)	(36)	(92)	(76)
(Gain) Loss from change in fair value of financial instruments	(52)	—	(31)	25
(Gain) Loss from change in fair value of tax receivable agreement	(31)	11	24	19
Interest expense	33	33	64	66
Other (income) expense, net	—	—	1	1
Income (Loss) From Continuing Operations Before Taxes	$(2)	$(80)	$(150)	$(187)
13. Derivative Financial Instruments
The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps
The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of June 30, 2024	Fixed Rate	Expiration Date
December 2021	April 2024	$871,205,040	$868,851,160	1.6533%	June 2025
December 2021	April 2024	$435,602,520	$434,425,580	1.6560%	June 2025
December 2021	April 2024	$435,602,520	$434,425,580	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	n/a	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9100%	December 2026
Concurrent with the refinancing of certain term loans, we amended our interest rate swaps to incorporate Term SOFR. In accordance with Accounting Standards Codification Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR; as we are permitted to maintain the designation through the transition. During the six months ended June 30, 2024, we have not executed any new interest rate swaps. Our interest rate swaps have been designated as cash flow hedges.
Certain swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. The Company currently has two instruments that the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments.
Financial Instrument Presentation
The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	June 30, 2024	December 31, 2023
Assets
Other current assets	$49	$60
Other assets	17	17
Total	$66	$77

Liabilities
Other current liabilities	$—	$—
Other liabilities	—	3
Total	$—	$3
The Company estimates that approximately $49 million of derivative gains included in Accumulated other comprehensive income as of June 30, 2024 will be reclassified into earnings over the next twelve months.
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
The portion of the Seller Earnouts, which are not related to employee compensation, are accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This portion of the Seller Earnouts are subject to remeasurement at each balance sheet date. At June 30, 2024 and December 31, 2023, the Seller Earnouts had a fair value of $66 million and $95 million, respectively. For the three months ended June 30, 2024, the fair value remeasurement of the Seller Earnouts was a gain of $48 million. For the three months ended June 30, 2023, the fair value remeasurement of the Seller Earnouts was not material. For the six months ended June 30, 2024 and 2023, the fair value remeasurement of the Seller Earnouts was a gain of $29 million and a loss of $13 million, respectively. Gains or losses related to the remeasurement of Seller Earnouts are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Class B-1 and B-2 Seller Earnouts, and the Class Z-B-1 and Z-B-2 contingent consideration instruments, is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurements"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 45%, risk-free interest rate of 4.42%, expected holding period of 4.01 years and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. An increase in the risk-free interest rate or expected volatility would result in an increase in the fair value measurement of the Seller Earnouts and vice versa.
In addition, the Class Z instruments are also accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because these instruments do not meet the criteria for classification within equity. The fair value of the Class Z-A contingent consideration is determined using the ending share price as of the last day of each quarter. At June 30, 2024 and December 31, 2023, the Class Z-A contingent consideration had a fair value of $11 million and $13 million, respectively. For the three months ended June 30, 2024, the expense recorded by the Company as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting was a gain of $4 million. For the three months ended June 30, 2023, the expense recorded by the Company as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting was not material. For the six months ended June 30, 2024 and 2023, the Company recorded a gain of $2 million and a loss of $12 million, respectively, in (Gain) Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting. See Note 9 “Stockholders’ Equity” for additional information regarding these instruments.
15. Tax Receivable Agreement
In connection with the Business Combination, Alight entered into the TRA with certain owners of Alight Holdings prior to the Business Combination. Pursuant to the TRA, the Company will pay certain sellers, as applicable, 85% of any savings that we realize, calculated using certain assumptions, as a result of (i) tax basis adjustments from sales and exchanges of Alight Holdings equity interests in connection with or following the Business Combination and certain distributions with respect to Alight Holdings equity interests, (ii) our utilization of certain tax attributes, and (iii) certain other tax benefits related to entering into the TRA.
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
The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at June 30, 2024 assumes: (i) a blended U.S. federal, state and local income tax rate of 23.8%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 7.5%.
Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the six months ended June 30, 2024, an additional TRA liability of $89 million was established as a result of these exchanges. As of June 30, 2024, $606 million of the TRA liability is measured at fair value on a recurring basis and $240 million is undiscounted and not remeasured at fair value.

The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable Agreement Liability
Beginning balance as of December 31, 2023	$795
Fair value remeasurement	24
Payments	(62)
Conversion of noncontrolling interest	89
Ending Balance as of June 30, 2024	846
Less: current portion included in other current liabilities	(89)
Total long-term tax receivable agreement liability	$757
16. Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability, as follows:
•Level 1 – observable inputs such as quoted prices in active markets for identical assets and liabilities;
•Level 2 – inputs other than quoted prices for identical assets in active markets that are observable either directly or indirectly; and
•Level 3 – unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$66	$—	$66
Total assets recorded at fair value	$—	$66	$—	$66

Liabilities
Interest rate swaps	$—	$—	$—	$—
Contingent consideration liability	—	—	3	3
Seller Earnouts liability	—	—	66	66
Tax receivable agreement liability (1)	—	—	606	606
Total liabilities recorded at fair value	$—	$—	$675	$675

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$77	$—	$77
Total assets recorded at fair value	$—	$77	$—	$77

Liabilities
Interest rate swaps	—	3	—	3
Contingent consideration liability	—	—	3	3
Seller Earnouts liability	—	—	95	95
Tax receivable agreement liability (1)	—	—	634	634
Total liabilities recorded at fair value	$—	$3	$732	$735
_________________________________________________________
(1)Excludes the portion of liability related to the exchanges of Class A Units not measured at fair value on a recurring basis.
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
Contingent Consideration
The contingent consideration liabilities relate to acquisitions in previous years and are included in Other current liabilities on the Condensed Consolidated Balance Sheets. The fair value of these liabilities is determined using a discounted cash flow analysis. Changes in the fair value of the liabilities are included in Other (income) expense, net in the Condensed Consolidated Statements of Comprehensive Income (Loss). Level 3 unobservable inputs are used in the assessment of fair value, including assumptions regarding discount rates and probability assessments based on the likelihood of reaching the various targets set out in the respective acquisition agreements.
The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Beginning balance	$3	$13	$3	$13
Remeasurement of acquisition-related contingent consideration	—	—	—	—
Payments	—	—	—	—
Ending Balance	$3	$13	$3	$13
Additional Disclosures Regarding Fair Value Measurement
The fair value of the Company’s debt is classified as Level 2 within the fair value hierarchy and corroborated by observable market data is as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$329	$328	$25	$25
Long-term debt, net	2,451	2,462	2,769	2,780
Total	$2,780	$2,790	$2,794	$2,805

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
During each of the six months ended June 30, 2024 and 2023, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.
17. Restructuring
Transformation Program
On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Transformation Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Transformation Program includes process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. The Company currently expects to record in the aggregate approximately $135 million in pre-tax restructuring charges over the two-year period. The restructuring charges are expected to include severance charges with an estimated range from $35 million to $45 million over the two-year period and other restructuring charges related to items such as data center exit costs, third party fees, and costs associated with transitioning existing technology and processes with an estimated range of $90 million to $100 million over the two-year period. The Company estimates an annual savings of over $75 million after the Transformation Program is completed. The Transformation Program commenced in the first quarter of 2023 and is expected to be substantially completed over an estimated two-year period.
From the inception of the plan through June 30, 2024, the Company has incurred total expenses of $121 million. These charges are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).The following table summarizes restructuring costs by type that have been incurred.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Inception to Date	Estimated Remaining Costs	Estimated Total Cost

Employer Solutions
Severance and Related Benefits	$—	$3	$2	$3	$9	$4	$13
Other Restructuring Costs(1)	10	15	21	32	83	—	83
Total Employer Solutions	$10	$18	$23	$35	$92	$4	$96
Corporate
Severance and Related Benefits	$6	$7	$8	$12	$25	$—	$25
Other Restructuring Costs(1)	2	—	2	1	4	10	14
Total Corporate	$8	$7	$10	$13	$29	$10	$39
Total Restructuring Costs	$18	$25	$33	$48	$121	$14	$135

(1)Other restructuring costs associated with the Transformation Program primarily include data center exit costs, third party fees associated with the restructuring, and costs associated with transitioning existing technology and processes.

As of June 30, 2024, approximately $8 million of the Company's total restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and Related Benefits	Other Restructuring Costs	Total

Accrued restructuring liability as of December 31, 2023	$6	$1	$7
Restructuring charges	10	23	33
Cash payments	(9)	(23)	(32)
Accrued restructuring liability as of June 30, 2024	$7	$1	$8
18. Employee Benefits
Defined Contribution Savings Plans
Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the three months ended June 30, 2024 and 2023, expenses were $7 million and $12 million, respectively. For the six months ended June 30, 2024 and 2023, expenses were $16 million and $26 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
19. Commitments and Contingencies
Legal
The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at June 30, 2024 and December 31, 2023 were not significant.
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
Purchase Obligations
In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $250 million over a 5-year term. The Company’s total expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services, including the new agreement, is $35 million, $59 million, $54 million, $54 million, $50 million, and $13 million for the remainder of 2024 and the years ended 2025, 2026, 2027, 2028, and thereafter, respectively.
Service Obligations
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $78 million, $162 million, $170 million, $178 million, $154 million for the remainder of 2024 and the years ended 2025, 2026, 2027, 2028, respectively, and none thereafter.
The Company may terminate its arrangement with Wipro for cause or for the Company’s convenience. In the case of a termination for convenience, the Company would be required to pay a termination fee, including certain of Wipro’s unamortized costs, plus 25% of any remaining portion of the minimum level of services the Company agreed to purchase from Wipro over the course of 10 years.
20. Subsequent Events
As disclosed above in Note 1 “Basis of Presentation and Nature of Business, on July 12, 2024, the Company closed on its previously announced sale of the Divested Business.
In July 2024, the Company utilized a portion of the proceeds from the Transaction to pay down principal of $440 million on the Sixth Incremental Term Loans and the remaining principal balance of $300 million on the Secured Senior Notes.
On June 18, 2024, the Company announced that it has entered into the ASR with the ASR counterparty to repurchase $75 million of Alight's Class A Common Stock, as part of the Company's existing share repurchase program. On July 16, 2024, the Company made an initial payment of $75 million to the ASR counterparty and received an initial delivery of shares equal in value to 80% of the prepayment amount of $75 million, based on Alight’s closing share price on July 15, 2024. The final number of shares to be repurchased will be based on the volume-weighted average price of Alight's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The final settlement of the transaction under the ASR is expected to occur during the third quarter of 2024.

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
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of June 30, 2024, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of June 30, 2024.
On July 12, 2024, Alight, Inc. and Tempo Acquisition LLC, a subsidiary of the Company, completed the previously announced sale (the “Transaction”) of Alight’s Professional Services segment and Alight’s Payroll & HCM Outsourcing business within the Employer Solutions segment (collectively, the “Divested Business”) to Axiom Buyer, LLC, a newly-formed entity and an affiliate of H.I.G. Capital, L.L.C. (“Buyer”), pursuant to the terms of the Stock and Asset Purchase Agreement (the “Purchase Agreement”), dated as of March 20, 2024. The Company has incurred, and expects to continue to incur, higher operating expenses in 2024 as a result of professional fees incurred in conjunction with the transaction.

EXECUTIVE SUMMARY OF FINANCIAL RESULTS
The following table sets forth our historical results of operations for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$538	$561	$1,097	$1,147
Cost of services, exclusive of depreciation and amortization	345	356	701	738
Depreciation and amortization	26	18	47	35
Gross Profit	167	187	349	374

Operating Expenses
Selling, general and administrative	146	149	292	300
Depreciation and intangible amortization	73	74	149	150
Total Operating expenses	219	223	441	450
Operating Income (Loss) From Continuing Operations	(52)	(36)	(92)	(76)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(52)	—	(31)	25
(Gain) Loss from change in fair value of tax receivable agreement	(31)	11	24	19
Interest expense	33	33	64	66
Other (income) expense, net	—	—	1	1
Total Other (income) expense, net	(50)	44	58	111
Income (Loss) From Continuing Operations Before Taxes	(2)	(80)	(150)	(187)
Income tax expense (benefit)	2	(8)	(25)	(31)
Net Income (Loss) From Continuing Operations	(4)	(72)	(125)	(156)
Net Income (Loss) From Discontinued Operations, Net of Tax	27	—	32	10
Net Income (Loss)	23	(72)	(93)	(146)
Net income (loss) attributable to noncontrolling interests	—	(5)	(2)	(11)
Net Income (Loss) Attributable to Alight, Inc.	$23	$(67)	$(91)	$(135)
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
Results of Continuing Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Revenue
Revenues were $538 million for the three months ended June 30, 2024 as compared to $561 million for the prior year period. The decrease of $23 million or 4.1% was driven by lower volumes, Net Commercial Activity and project revenue within our Employer Solutions segment and the wind-down of our Hosted business operations. We experienced short term impacts in the first half of 2024 when compared to the prior year period as a result of large deal go-live timing and softness in BPaaS bookings in the first half of 2023. We continue to expect incremental improvement in year-over-year recurring revenue growth for the third and fourth quarters, relative to the growth in the first half of 2024. However, we anticipate continued headwinds with non-recurring project revenue in the second half of 2024 on a year-over-year basis, which we expect to temper total revenue in the second half of the year. We also measure revenue growth as it relates to our cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the three months ended June 30, 2024, we recorded BPaaS revenue of $115 million, which represented growth of 12.7% compared to the prior year period.
Recurring revenues decreased by $21 million, or 4.1%, from $514 million in the prior year period to $493 million and are related to decreases in our Employer Solutions segment driven by lower volumes and Net Commercial Activity.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization, decreased $11 million, or 3.1%, for the three months ended June 30, 2024 as compared to the prior year period. The decrease was primarily driven by lower revenues, lower share-based compensation and productivity initiatives, partially offset by continued investments in key resources.

Selling, General and Administrative
Selling, general and administrative expenses decreased $3 million or 2.0% for the three months ended June 30, 2024 as compared to the prior year period. This was driven by lower compensation expenses primarily related to share-based awards and lower costs incurred from our restructuring program, partially offset by professional fees incurred related to the sale of our Payroll and Professional Services businesses.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses decreased $1 million or 1.4% for the three months ended June 30, 2024 as compared to the prior year period.
Change in Fair Value of Financial Instruments
There was a $52 million gain related to the change in the fair value of financial instruments for the three months ended June 30, 2024 compared to no gain for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are due to changes in the underlying assumptions, including changes in the risk free interest rate, volatility, and the closing stock price for the period. See Note 14 "Financial Instruments" for additional information.
Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a gain of $31 million for the three months ended June 30, 2024, an increase of $42 million compared to a loss of $11 million for the prior year period. This revaluation gain is due to changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate, and passage of time.
Interest Expense
Interest expense of $33 million remained consistent for the three months ended June 30, 2024 as compared to the prior year period. See Note 8 “Debt” for additional information.
Income (Loss) Before Taxes From Continuing Operations
Loss before taxes from continuing operations was $2 million for the three months ended June 30, 2024 as compared to loss before taxes from continuing operations of $80 million for the three months ended June 30, 2023. The decrease was primarily due to non-operating fair value remeasurements associated with financial instruments and the TRA.
Income Tax Expense (Benefit)
Income tax expense was $2 million for the three months ended June 30, 2024, as compared to an income tax benefit of $8 million for the prior year period. The effective tax rate of (100)% for the three months ended June 30, 2024 was lower than the 21% U.S. statutory corporate income tax rate primarily due to non-deductible portion of share-based compensation expense, the tax receivable agreement fair value adjustment, and the seller earnout liability fair value adjustment. The effective tax rate of 10% for the three months ended June 30, 2023 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible portion of share-based compensation expense, tax receivable agreement fair value adjustment, and the seller earnout liability fair value adjustment. See Note 7 “Income Taxes” for additional information.
Results of Continuing Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Revenue
Revenues were $1,097 million for the six months ended June 30, 2024 as compared to $1,147 million for the prior year period. The decrease of $50 million or 4.4% was driven by lower volumes, Net Commercial Activity and project revenue within our Employer Solutions segment and the wind-down of our Hosted business operations. We experienced short term impacts in the first half of 2024 when compared to the prior year period as a result of large deal go-live timing and softness in BPaaS bookings in the first half of 2023. We continue to expect incremental improvement in year-over-year recurring revenue growth for the third and fourth quarters, relative to the growth in the first half of 2024. However, we anticipate continued headwinds with non-recurring project revenue in the second half of 2024 on a year-over-year basis, which we expect to temper total revenue in the second half of the year. We also measure revenue growth as it relates to our cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite,

BPaaS Solutions. For the six months ended June 30, 2024, we recorded BPaaS revenue of $232 million, which represented growth of 16.6% compared to the prior year period.
Recurring revenues decreased by $43 million, or 4.1%, from $1,057 million in the prior year period to $1,014 million and are related to decreases in our Employer Solutions segment, driven by lower volumes and Net Commercial Activity.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization, decreased $37 million, or 5.0%, for the six months ended June 30, 2024 as compared to the prior year period. The decrease was primarily driven by lower revenues, lower stock-based compensation and productivity initiatives, partially offset by continued investments in key resources.
Selling, General and Administrative
Selling, general and administrative expenses decreased $8 million, or 2.7%, for the six months ended June 30, 2024 as compared to the prior year period. The decrease was driven by lower compensation expenses primarily related to share-based awards and lower costs incurred from our restructuring program, partially offset by professional fees related to the sale of our Payroll and Professional Services businesses.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses decreased by $1 million, or 0.7%, when comparing the six months ended June 30, 2024 to the prior year period.
Change in Fair Value of Financial Instruments
There was a $31 million gain related to the change in the fair value of financial instruments for the six months ended June 30, 2024 compared to a loss of $25 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are due to changes in the underlying assumptions, including changes in the risk-free interest rate, volatility, and the closing stock price for the period. See Note 14 "Financial Instruments" for additional information.
Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a loss of $24 million for the six months ended June 30, 2024, an increase of $5 million compared to a loss of $19 million for the prior year period. This revaluation loss is due to conversion of non-controlling interest during the six months ended June 30, 2024, changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate, and passage of time.
Interest Expense
Interest expense decreased $2 million for the six months ended June 30, 2024 as compared to the prior year period. The decrease was primarily due to increased hedging activity at favorable market rates, the opportunistic repricing of our 2028 term loan and higher interest income. See Note 8 “Debt” for additional information.
Income (Loss) Before Taxes From Continuing Operations
Loss before taxes from continuing operations was $150 million for the six months ended June 30, 2024 as compared to loss before taxes from continuing operations of $187 million for the six months ended June 30, 2023. The decrease was primarily due to non-operating fair value remeasurements associated with financial instruments and the TRA.
Income Tax Expense (Benefit)
Income tax benefit was $25 million for the six months ended June 30, 2024, as compared to an income tax benefit of $31 million for the prior year period. The effective tax rate of 17% for the six months ended June 30, 2024 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible portion of share-based compensation expense, the tax receivable agreement fair value adjustment, and the seller earnout liability fair value adjustment. The effective tax rate of 17% for the six months ended June 30, 2023 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible portion of share-based compensation expense, tax receivable agreement fair value adjustment, and the seller earnout liability fair value adjustment. See Note 7 “Income Taxes” for additional information.
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
The measures referred to as “adjusted”, have limitations as analytical tools, and such measures should not be considered either in isolation or as a substitute for net income or other methods of analyzing our results as reported under U.S. GAAP. Some of the limitations are:
•Measure does not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•Measure does not reflect our interest expense or the cash requirements to service interest or principal payments on our indebtedness;
•Measure does not reflect our tax expense or the cash requirements to pay our taxes, including payments related to the Tax Receivable Agreement;
•Measure does not reflect the impact on earnings or changes resulting from matters that we consider not to be indicative of our future operations;
•Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often need to be replaced in the future, and the adjusted measure does not reflect any cash requirements for such replacements; and
•Other companies may calculate adjusted measures differently, limiting its usefulness as a comparative measure.
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

A reconciliation of Adjusted Net Income (Loss) From Continuing Operations and the computation of Adjusted Diluted Earnings Per Share From Continuing Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net Income (Loss) From Continuing Operations Attributable to Alight, Inc. (1)	$(4)	$(67)	$(123)	$(145)
Conversion of noncontrolling interest	—	(5)	(2)	(11)
Intangible amortization	69	70	140	141
Share-based compensation	20	30	48	64
Transaction and integration expenses (2)	19	8	36	10
Restructuring	18	25	33	48
(Gain) Loss from change in fair value of financial instruments	(52)	—	(31)	25
(Gain) Loss from change in fair value of tax receivable agreement	(31)	11	24	19
Other	2	—	2	1
Tax effect of adjustments (3)	(12)	(12)	(41)	(41)
Adjusted Net Income From Continuing Operations	$29	$60	$86	$111

Denominator:
Weighted average shares outstanding - basic	546,174,400	490,306,205	543,376,024	483,358,533
Dilutive effect of the exchange of noncontrolling interest units	554,568	—	554,568	—
Dilutive effect of RSUs	374,688	—	—	—
Weighted average shares outstanding - diluted	547,103,656	490,306,205	543,930,592	483,358,533
Exchange of noncontrolling interest units(4)	107,673	44,103,939	2,714,155	51,055,250
Impact of unvested RSUs(5)	9,222,832	10,109,595	9,597,520	10,109,595
Adjusted shares of Class A Common Stock outstanding - diluted(6)(7)	556,434,161	544,519,739	556,242,267	544,523,378

Basic (Net Loss) Earnings Per Share From Continuing Operations	$(0.01)	$(0.14)	$(0.23)	$(0.30)
Diluted (Net Loss) Earnings Per Share From Continuing Operations	$(0.01)	$(0.14)	$(0.23)	$(0.30)
Adjusted Diluted Earnings Per Share From Continuing Operations	$0.05	$0.11	$0.15	$0.20
__________________________________________________________
(1)Excludes the impact of discontinued operations. Comparable periods have been recast to exclude these impacts.
(2)Transaction and integration expenses primarily relate to acquisitions and divestiture activities.
(3)Income tax effects have been calculated based on statutory tax rates for both U.S. and foreign jurisdictions based on the Company's mix of income and adjusted for significant changes in fair value measurement.
(4)Assumes the full exchange of the units held by noncontrolling interests for shares of Class A Common Stock of Alight, Inc. pursuant to the exchange agreement.
(5)Includes non-vested time-based restricted stock units that were determined to be antidilutive for U.S. GAAP diluted earnings per share purposes.
(6)Excludes two tranches of contingently issuable seller earnout shares: (i) 7.5 million shares will be issued if the Company's Class A Common Stock's volume-weighted average price ("VWAP") is >$12.50 for any 20 trading days within a consecutive period of 30 trading days; (ii) 7.5 million shares will be issued if the Company's Class A Common Stock VWAP is >$15.00 for any 20 trading days within a consecutive period of 30 trading days. Both tranches have a seven-year duration.
(7)Excludes approximately 14.1 million and 30.2 million performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance conditions as of June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net Income (Loss) From Continuing Operations (1)	$(4)	$(72)	$(125)	$(156)
Interest expense	33	33	64	66
Income tax expense (benefit)	2	(8)	(25)	(31)
Depreciation	30	22	56	44
Intangible amortization	69	70	140	141
EBITDA From Continuing Operations	130	45	110	64
Share-based compensation	20	30	48	64
Transaction and integration expenses (2)	19	8	36	10
Restructuring	18	25	33	48
(Gain) Loss from change in fair value of financial instruments	(52)	—	(31)	25
(Gain) Loss from change in fair value of tax receivable agreement	(31)	11	24	19
Other	1	—	1	1
Adjusted EBITDA From Continuing Operations	$105	$119	$221	$231
Revenue	$538	$561	$1,097	$1,147
Adjusted EBITDA Margin From Continuing Operations (3)	19.5%	21.2%	20.1%	20.1%
(1)Adjusted EBITDA excludes the impact of discontinued operations. Comparable periods have been recast to exclude these impacts.
(2)Transaction and integration expenses primarily relate to acquisition and divestiture activities.
(3)Adjusted EBITDA Margin From Continuing Operations is defined as Adjusted EBITDA From Continuing Operations as a percentage of revenue.
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

Employer Solutions Results

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Employer Solutions Revenue
Recurring	$493	$505	$1,014	$1,038
Project	45	47	83	90
Total Employer Solutions Revenue	$538	$552	$1,097	$1,128
Employer Solutions Gross Profit	$167	$189	$349	$376
Employer Solutions Gross Profit Margin	31.0%	34.2%	31.8%	33.3%
Employer Solutions Adjusted Gross Profit	$196	$213	$404	$423
Employer Solutions Adjusted Gross Profit Margin	36.4%	38.6%	36.8%	37.5%

Employer Solutions Segment Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Employer Solutions Revenue
Employer Solutions revenue was $538 million for the three months ended June 30, 2024 as compared to $552 million for the prior year period. The overall decrease of $14 million was primarily driven by decreases in recurring revenues from lower volumes, Net Commercial Activity and project revenue.
Employer Solutions Gross Profit and Adjusted Gross Profit
Employer Solutions gross profit was $167 million for the three months ended June 30, 2024 compared to $189 million for the prior year period. The decrease of $22 million was driven by a decrease in revenue and lower expenses related to productivity initiatives, partially offset by increases in costs associated with funding growth of current and future revenues. Employer Solutions adjusted gross profit for the three months ended June 30, 2024 decreased $17 million to $196 million from $213 million in the prior year period primarily driven by a decrease in revenue and lower expenses related to productivity initiatives, partially offset by increases in costs associated with funding growth of current and future revenues.
Employer Solutions Segment Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Employer Solutions Revenue
Employer Solutions revenue was $1,097 million for the six months ended June 30, 2024 as compared to $1,128 million for the prior year period. The overall decrease of $31 million was primarily driven by decreases in recurring revenues from lower volumes, Net Commercial Activity and project revenue.
Employer Solutions Gross Profit and Adjusted Gross Profit
Employer Solutions gross profit was $349 million for the six months ended June 30, 2024 compared to $376 million for the prior year period. The decrease of $27 million was driven by a decrease in revenue and lower expenses related to productivity initiatives, partially offset by increases in costs associated with funding growth of current and future revenues. Employer Solutions adjusted gross profit for the six months ended June 30, 2024 decreased $19 million to $404 million from $423 million in the prior year period primarily driven by a decrease in revenue and lower expenses related to productivity initiatives, partially offset by increases in costs associated with funding growth of current and future revenues.

Gross Profit to Adjusted Gross Profit Reconciliation by Segment

	Three Months Ended June 30, 2024
(in millions)	Employer Solutions	Other	Total
Gross Profit	$167	$—	$167
Add: stock-based compensation	3	—	3
Add: depreciation and amortization	26	—	26
Adjusted Gross Profit	$196	$—	$196
Gross Profit Margin	31.0%	—%	31.0%
Adjusted Gross Profit Margin	36.4%	—%	36.4%

	Three Months Ended June 30, 2023
(in millions)	Employer Solutions	Other	Total
Gross Profit	$189	$(2)	$187
Add: stock-based compensation	7	—	7
Add: depreciation and amortization	17	1	18
Adjusted Gross Profit	$213	$(1)	$212
Gross Profit Margin	34.2%	(22.2)%	33.3%
Adjusted Gross Profit Margin	38.6%	(11.1)%	37.8%

	Six Months Ended June 30, 2024
(in millions)	Employer Solutions	Other	Total
Gross Profit	$349	$—	$349
Add: stock-based compensation	8	—	8
Add: depreciation and amortization	47	—	47
Adjusted Gross Profit	$404	$—	$404
Gross Profit Margin	31.8%	—%	31.8%
Adjusted Gross Profit Margin	36.8%	—%	36.8%

	Six Months Ended June 30, 2023
(in millions)	Employer Solutions	Other	Total
Gross Profit	$376	$(2)	$374
Add: stock-based compensation	14	—	14
Add: depreciation and amortization	33	2	35
Adjusted Gross Profit	$423	$—	$423
Gross Profit Margin	33.3%	(10.5)%	32.6%
Adjusted Gross Profit Margin	37.5%	—%	36.9%
LIQUIDITY AND CAPITAL RESOURCES
Executive Summary
Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.
We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our Tax Receivable Agreement and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at June 30, 2024 remains strong. We will continue to closely monitor and proactively manage our liquidity position in light of changing economic conditions and the volatility of interest rates. In July 2024, we paid down $440 million of the Sixth Incremental Term Loans balance and the remaining principal balance of $300 million Secured Senior Notes with proceeds from the sale of our Payroll and Professional Services business that closed on July 12, 2024. We expect to use the remainder of after-tax cash proceeds to return capital and general corporate purposes, including reinvestment into growth opportunities.
In August 2022, we established a repurchase program allowing for up to $100 million in authorized share repurchases. In March 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock. During the three and six months ended June 30, 2024, there were 10,134,600 Class A Common Stock shares repurchased under the Program for $80 million inclusive of shares repurchased under the ASR discussed below. Accordingly, as of June 30, 2024, the total amount authorized for repurchase remaining was $168 million.
On June 18, 2024, the Company announced that it entered into an accelerated share repurchase agreement (the "ASR") with Barclays Bank PLC ("the ASR counterparty") to repurchase $75 million of Alight's Class A Common Stock, as part of the Company's existing share repurchase program. On July 16, 2024, the Company made an initial payment of $75 million to the ASR counterparty and received an initial delivery of shares equal in value to 80% of the prepayment amount of $75 million, based on Alight’s closing share price on July 15, 2024. The final number of shares to be repurchased will be based on the volume-weighted average price of Alight's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The final settlement of the transaction under the ASR is expected to occur during the third quarter of 2024.
Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.
The following table provides a summary of cash flows from continuing operating, investing, and financing activities for the periods presented.

	Six Months Ended June 30,
(in millions)	2024	2023
Cash provided by operating activities - continuing operations	$93	$113
Cash used for investing activities - continuing operations	(67)	(78)
Cash used for financing activities - continuing operations	(244)	(74)
Operating Activities
Net cash provided by operating activities was $93 million for the six months ended June 30, 2024 compared to $113 million for the six months ended June 30, 2023. The decrease in cash provided by operating activities was primarily due to increased overhead expenses related to the sale of the Payroll and Professional Services business.
Investing Activities
Cash used for investing activities decreased $11 million to $67 million for the six months ended June 30, 2024 from $78 million for the prior year period, driven by less capital expenditures.
Financing Activities
Cash used for financing activities for the six months ended June 30, 2024 was $244 million as compared to cash used for financing activities of $74 million in the prior year. The primary drivers of cash used for financing activities were $80 million of share repurchases, $62 million of TRA payments, $58 million of shares/units withheld in lieu of taxes, $14 million of finance lease payments, $13 million of debt repayments, and a $17 million net decrease in fiduciary liabilities. The decrease in fiduciary cash is primarily due to timing of client funding and subsequent disbursement of payments.
Cash, Cash Equivalents and Fiduciary Assets
At June 30, 2024, our continuing operations cash and cash equivalents were $183 million, a decrease of $141 million from December 31, 2023. Of the total balances of cash and cash equivalents as of June 30, 2024 and December 31, 2023, none of the balances were restricted as to use.
Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Condensed Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our continuing operations Fiduciary assets included cash of $217 million and $234 million at June 30, 2024 and December 31, 2023, respectively.
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
Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. For the six months ended June 30, 2024, we paid $62 million related to the TRA and no further payments are expected to be made during the remainder of 2024. As of June 30, 2024, we expect to make payments of approximately $89 million in 2025 and in the range of $190 million in 2026.
Contractual Obligations and Commitments
In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $250 million over a 5-year term. There have been no other material changes to our obligations and commitments during the six months ended June 30, 2024.
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

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, the Company's disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report filed with the SEC on February 29, 2024 and in our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
There have been no material changes from the risk factors previously disclosed under "Part I, Item IA. Risk Factors" in the Annual Report and “Part II, Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q, each as discussed in the preceding paragraph.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding purchases of our Class A Common Stock that were made by us during the three months ended June 30, 2024.

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
April 1, 2024 through April 30, 2024	—	$—	—	$248
May 1, 2024 through May 31, 2024	9,607,475	7.91	9,607,475	76
June 1, 2024 through June 30, 2024	527,125	7.59	527,125	4
Balance as of June 30, 2024	10,134,600	$7.89	10,134,600	$168
_________________________________________________________
(1)Average price paid per share for open market purchases includes broker commissions.
(2)On August 1, 2022, we announced a share repurchase program, under which we may repurchase up to $100 million of issued and outstanding shares of Class A Common Stock, par value $0.0001 per share, from time to time, depending on market conditions and alternate uses of capital, which has no expiration date and may be suspended or discontinued at any time. In March 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock. In the second quarter of 2024, we repurchased 10,134,600 shares for $80 million, or approximately $7.89 per share, under our share repurchase program. As of June 30, 2024, there was $168 million remaining under our share repurchase authorization. For additional information, see Note 9 in "Part I. Financial Information - Item 1. Financial Statements" in this report.
Accelerated Share Repurchase
On June 18, 2024, the Company announced that it has entered into an accelerated share repurchase agreement ("ASR") with Barclays Bank PLC ("the ASR counterparty") to repurchase $75 million of Alight's common stock, as part of the Company's existing share repurchase program. On July 16, 2024, the Company made an initial payment of $75 million to the ASR counterparty and received an initial delivery of shares equal in value to 80% of the prepayment amount of $75 million, based on Alight’s closing share price on July 15, 2024. The final number of shares to be repurchased will be based on the volume-weighted average price of Alight's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The final settlement of the transaction under the ASR is expected to occur during the third quarter of 2024.
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

During the three months ended June 30, 2024, the officers and directors of the Company set forth in the table below entered into trading plans during an open insider trading window.

Name	Title	Adoption Date	Expiration Date(1)	Aggregate # of securities to be sold(2)
Michael Rogers	Chief Human Resources Officer	5/10/2024	8/12/2025	85,000
Jeremy J. Heaton	Chief Financial Officer	5/29/2024	5/20/2025	45,000
Martin T. Felli (3)	Chief Legal Officer and Corporate Secretary	5/31/2024	8/30/2025	92,520
Greg George	Chief Commercial Officer, North America	6/6/2024	6/30/2025	56,000
_________________________
(1)Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each arrangement also provided or provides for automatic termination in the event of liquidation, dissolution, bankruptcy, insolvency, or death, of the adopting person.
(2)The volume and timing of sales is determined, in part, based on pricing triggers outlined in the trading arrangement.
(3)The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Felli’s Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have reported the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.

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

During the three months ended June 30, 2024, other than noted above, none of our officers or directors adopted, terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

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

3.1	Amended and Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
3.2	Amended and Restated Bylaws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.1*	Form of Special Transaction Award Agreement.
10.2
Cooperation Agreement, dated May 5, 2024, by and between Alight, Inc. and Starboard Value and Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

10.3
Amendment No. 10 and Waiver to the Credit Agreement, dated as of June 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2024).

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
__________________________________
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

Alight, Inc.
(Registrant)

Date: August 6, 2024	By:	/s/ Jeremy Heaton
Jeremy Heaton
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)