Form 10-Q
period 2024-09-30
Alight, Inc. / Delaware
filed 2024-11-12
CIK 1809104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024, the registrant had 532,506,339 shares of Class A Common Stock, par value $0.0001 per share, 4,978,807 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,978,807 shares of Class B-2 Common Stock, par value $0.0001 per share, and 560,433 shares of Class V Common Stock, par value $0.0001 per share, outstanding.

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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to realize the expected benefits of the disposition of our payroll and professional services business;
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
•the payment or nonpayment of dividends and/or repurchases of our common stock; and
•other risks and uncertainties indicated in this report and our other public filings, including those set forth under the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on February 29, 2024 (the "Annual Report") and our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024.
These risk factors do not identify all risks that we face, and our business, financial condition and results of operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present material risks.
Website and Social Media Disclosure
We use our website (www.alight.com) and our corporate Facebook (http://www.facebook.com/AlightGlobal), Instagram (@alight_solutions), LinkedIn (www.linkedin.com/company/alightsolutions), X (@alightsolutions), and YouTube (www.youtube.com/c/AlightSolutions) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, filings made with the SEC and public conference calls and webcasts. The information on our website is not part of this Quarterly Report.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alight, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	December 31, 2023
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$300	$324
Receivables, net	453	435
Other current assets	186	260
Fiduciary assets	262	234
Current assets of discontinued operations	—	1,523
Total Current Assets	1,201	2,776
Goodwill	3,212	3,212
Intangible assets, net	2,925	3,136
Fixed assets, net	394	331
Deferred tax assets, net	96	38
Other assets	443	341
Long-term assets of discontinued operations	—	948
Total Assets	$8,271	$10,782

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$334	$325
Current portion of long-term debt, net	25	25
Other current liabilities	305	233
Fiduciary liabilities	262	234
Current liabilities of discontinued operations	—	1,370
Total Current Liabilities	926	2,187
Deferred tax liabilities	31	32
Long-term debt, net	2,006	2,769
Long-term tax receivable agreement	755	733
Financial instruments	67	109
Other liabilities	160	142
Long-term liabilities of discontinued operations	—	68
Total Liabilities	$3,945	$6,040
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 1,000.0 shares authorized; 559.5 and 517.3 shares issued, and 532.4 and 510.9 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class B Common Stock: $0.0001 par value, 20.0 shares authorized; 10.0 and 9.9 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class V Common Stock: $0.0001 par value, 175.0 shares authorized; 0.6 and 29.0 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Class Z Common Stock: $0.0001 par value, 12.9 shares authorized; 0.0 and 3.4 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost (27.1 and 6.4 shares at September 30, 2024 and December 31, 2023, respectively)	(207)	(52)
Additional paid-in-capital	5,149	4,946
Retained deficit	(668)	(503)
Accumulated other comprehensive income	48	71
Total Alight, Inc. Stockholders' Equity	$4,322	$4,462
Noncontrolling interest	4	280
Total Stockholders' Equity	$4,326	$4,742
Total Liabilities and Stockholders' Equity	$8,271	$10,782
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenue	$555	$557	$1,652	$1,704
Cost of services, exclusive of depreciation and amortization	358	372	1,059	1,110
Depreciation and amortization	23	19	70	54
Gross Profit	174	166	523	540

Operating Expenses
Selling, general and administrative	142	136	434	436
Depreciation and intangible amortization	74	75	223	225
Total Operating expenses	216	211	657	661
Operating Income (Loss) From Continuing Operations	(42)	(45)	(134)	(121)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(23)	(36)	(54)	(11)
(Gain) Loss from change in fair value of tax receivable agreement	27	11	51	30
Interest expense	19	34	83	100
Other (income) expense, net	(12)	—	(11)	1
Total Other (income) expense, net	11	9	69	120
Income (Loss) From Continuing Operations Before Taxes	(53)	(54)	(203)	(241)
Income tax expense (benefit)	(9)	(14)	(34)	(45)
Net Income (Loss) From Continuing Operations	(44)	(40)	(169)	(196)
Net Income (Loss) From Discontinued Operations (including gain on disposal of $4 million), Net of Tax	(30)	(6)	2	4
Net Income (Loss)	(74)	(46)	(167)	(192)
Net income (loss) attributable to noncontrolling interests	—	2	(2)	(9)
Net Income (Loss) Attributable to Alight, Inc.	$(74)	$(48)	$(165)	$(183)

Earnings Per Share
Basic and Diluted
Continuing operations	$(0.08)	$(0.09)	$(0.31)	$(0.39)
Discontinued operations	$(0.06)	$(0.01)	$—	$0.01
Net Income (Loss)	$(0.14)	$(0.10)	$(0.31)	$(0.38)

Net Income (Loss)	$(74)	$(46)	$(167)	$(192)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(30)	(2)	(35)	(8)
Foreign currency translation adjustments	13	(3)	8	3
Total Other comprehensive income (loss), net of tax:	(17)	(5)	(27)	(5)
Comprehensive Income (Loss) Before Noncontrolling Interests	(91)	(51)	(194)	(197)
Comprehensive income (loss) attributable to noncontrolling interests	—	1	(6)	(15)
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(91)	$(52)	$(188)	$(182)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at June 30, 2024	$—	$(132)	$5,134	$(594)	$65	$4,473	$4	$4,477
Net income	—	—	—	(74)	—	(74)	—	(74)
Other comprehensive income, net	—	—	—	—	(17)	(17)	—	(17)
Common stock issued under ESPP	—	—	—	—	—	—	—	—
Conversion of noncontrolling interest	—	—	(1)	—	—	(1)	—	(1)
Share-based compensation expense	—	—	10	—	—	10	—	10
Shares withheld in lieu of taxes	—	—	—	—	—	—	—	—
Share repurchases	—	(75)	—	—	—	(75)	—	(75)
Other	—	—	6	—	—	6	—	6
Balance at September 30, 2024	$—	$(207)	$5,149	$(668)	$48	$4,322	$4	$4,326

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at June 30, 2023	$—	$(26)	$4,734	$(293)	$100	$4,515	$439	$4,954
Net loss	—	—	—	(48)	—	(48)	2	(46)
Other comprehensive income (loss), net	—	—	—	—	(4)	(4)	(1)	(5)
Conversion of non-controlling interest	—	—	56	—	—	56	(74)	(18)
Share-based compensation expense	—	—	35	—	—	35	—	35
Shares vested, net of shares withheld in lieu of taxes	—	—	(2)	—	—	(2)	—	(2)
Share repurchases	—	(26)	—	—	—	(26)	—	(26)
Balance at September 30, 2023	$—	$(52)	$4,823	$(341)	$96	$4,526	$366	$4,892

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2023	$—	$(52)	$4,946	$(503)	$71	$4,462	$280	$4,742
Net income	—	—	—	(165)	—	(165)	(2)	(167)
Other comprehensive income, net	—	—	—	—	(23)	(23)	(4)	(27)
Common stock issued under ESPP	—	—	6	—	—	6	—	6
Conversion of noncontrolling interest	—	—	197	—	—	197	(269)	(72)
Share-based compensation expense	—	—	56	—	—	56	—	56
Shares withheld in lieu of taxes	—	—	(58)	—	—	(58)	—	(58)
Share repurchases	—	(155)	—	—	—	(155)	—	(155)
Other	—	—	2	—	—	2	(1)	1
Balance at September 30, 2024	$—	$(207)	$5,149	$(668)	$48	$4,322	$4	$4,326

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2022	$—	$(12)	$4,514	$(158)	$95	$4,439	$650	$5,089
Net income	—	—	—	(183)	—	(183)	(9)	(192)
Other comprehensive income (loss), net	—	—	—	—	1	1	(6)	(5)
Common Stock issued under ESPP	—	—	4	—	—	4	—	4
Conversion of non-controlling interest	—	—	203	—	—	203	(269)	(66)
Share-based compensation expense	—	—	110	—	—	110	—	110
Shares vested, net of shares withheld in lieu of taxes	—	—	(8)	—	—	(8)	—	(8)
Share repurchases	—	(40)	—	—	—	(40)	—	(40)
Balance at September 30, 2023	$—	$(52)	$4,823	$(341)	$96	$4,526	$366	$4,892
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating activities:
Net Income (Loss) From Continuing Operations	$(169)	$(196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	83	69
Intangible asset amortization	210	210
Noncash lease expense	9	10
Financing fee and premium amortization	(1)	(2)
Share-based compensation expense	59	93
(Gain) loss from change in fair value of financial instruments	(54)	(11)
(Gain) loss from change in fair value of tax receivable agreement	51	30
Release of unrecognized tax provision	(1)	(1)
Deferred tax expense (benefit)	(75)	34
Other	(4)	7
Changes in operating assets and liabilities:
Accounts receivable	(19)	11
Accounts payable and accrued liabilities	11	(76)
Other assets and liabilities	(25)	48
Cash provided by operating activities - continuing operations	75	226
Cash provided by operating activities - discontinued operations	59	25
Net cash provided by operating activities	$134	$251
Investing activities:
Net proceeds from sale of business	972	—
Capital expenditures	(95)	(114)
Cash provided by (used in) investing activities - continuing operations	877	(114)
Cash used in investing activities - discontinued operations	(11)	(13)
Net cash provided by (used in) investing activities	$866	$(127)
Financing activities:
Net increase (decrease) in fiduciary liabilities	28	(36)
Repayments to banks	(759)	(19)
Principal payments on finance lease obligations	(22)	(17)
Payments on tax receivable agreements	(62)	(7)
Tax payment for shares/units withheld in lieu of taxes	(58)	(8)
Deferred and contingent consideration payments	—	(9)
Repurchase of shares	(155)	(40)
Other financing activities	—	1
Cash used for financing activities - continuing operations	(1,028)	(135)
Cash provided by (used in) financing activities - discontinued operations	22	(154)
Net Cash provided by (used in) financing activities	$(1,006)	$(289)
Effect of exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	1	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash - discontinued operations	(3)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(8)	(164)
Cash, cash equivalents and restricted cash balances from:
Continuing operations - beginning of year	$558	$482
Discontinued operations - beginning of year(a)	1,201	1,277
Less discontinued operations - end of period(a)	—	1,126
Less fiduciary cash transferred with sale of business	1,189	—
Continuing operations - end of period	$562	$469
(a)Reported as discontinued operations on our condensed consolidated balance sheets.
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$300	$250
Restricted cash included in fiduciary assets	262	219
Total cash, cash equivalents and restricted cash	$562	$469

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset additions acquired through finance leases	$52	$4
Right of use asset additions acquired through operating leases	8	3
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
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of September 30, 2024, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of September 30, 2024.
On July 12, 2024, Alight, Inc. (together with its subsidiaries, the “Company” or “Alight”) and Tempo Acquisition LLC, a subsidiary of the Company, completed the previously announced sale (the “Transaction”) of Alight’s Professional Services segment and Alight’s Payroll & HCM Outsourcing business within the Employer Solutions segment (collectively, the “Divested Business”) to Axiom Buyer, LLC, a newly-formed entity and an affiliate of H.I.G. Capital, L.L.C. (“Buyer”), pursuant to the terms of the Stock and Asset Purchase Agreement (the “Purchase Agreement”), dated as of March 20, 2024. As a result of this agreement, the results of the Company’s Payroll and Professional Services businesses are reported separately as discontinued operations, net of tax, in our condensed consolidated statements of comprehensive income (loss) and our condensed consolidated balance sheets for all periods presented as of September 30, 2024. While the Closing Date was July 12, 2024, we determined the impact of eleven days was immaterial to the Company's results of operations. As such, we utilized July 1, 2024 as the date of the sale for accounting purposes.
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
In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Topic 220), which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. This guidance will be effective for the annual periods beginning the year ended December 31, 2027. Early adoption is permitted. Upon adoption, the guidance may be applied retrospectively or prospectively. The Company is currently evaluating the standard to determine the impact of adoption to its condensed consolidated financial statements and disclosures.
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
Under the terms of the Purchase Agreement, the Buyer agreed to acquire the Divested Business (or "Strada") for total consideration of up to $1.2 billion, in the form of (1) $1.0 billion in cash (the “Closing Cash Consideration”) payable at the closing of the transactions (the “Closing”) contemplated by the Purchase Agreement, (2) a note with an aggregate principal amount of $50 million and fair value of $35 million as of July 12, 2024 issued at Closing (the “Seller Note”) by an indirect parent of Buyer (the “Note Issuer”) and (3) contingent upon the financial performance of the Divested Business for the 2025 fiscal year, a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) and fair value of $52 million as of July 12, 2024 to be issued by the Note Issuer. The Seller Note has a stated interest rate of 8.0%.
In conjunction with the Transaction, the Company entered into a Transition Services Agreement (the "TSA") with the Buyer. The TSA outlines the terms under which the Company will provide certain reimbursable post-closing services to support the business on a transitional basis and are anticipated to be provided for an initial period of up to 18 months, with the option to extend for an additional six months. As part of the TSA agreement, $15 million of the Closing Cash Consideration payable at closing will be accounted for as a prepayment to the Company for services provided under the TSA.
During each of the three and nine months ended September 30, 2024, TSA services income of $9 million was recognized in Other (income) expense, net, with the corresponding expenses recorded in Cost of services and Selling, general and administrative expense in the condensed consolidated statement of comprehensive income (loss).
During each of the three and nine months ended September 30, 2024, pass-through costs of approximately $22 million were incurred under the TSA, and were netted against the equal and offsetting reimbursement amounts due from Strada.
Revenue earned during each of the three and nine months ended September 30, 2024 from customer care commercial services provided to Strada was $11 million.
A gain on sale of Strada of $4 million, net of tax, was recorded upon closing of the sale and reflects the impact of the excess of the net proceeds received less cost to sell over the carrying value of the Strada net assets. Post-closing selling price adjustment and completion of other Purchase Agreement provisions in connection with the sale could result in further adjustments to the gain on sale amount.
The following tables presents the carrying value of assets and liabilities for the Payroll & Professional Services business as presented within assets and liabilities of discontinued operations on our condensed consolidated balance sheets and results as reported in Income (Loss) from Discontinued Operations, Net of Tax, within our Condensed Consolidated Statements of comprehensive Income (Loss) (in millions):

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$—	$34
Receivables, net	—	263
Other current assets	—	59
Fiduciary assets	—	1,167
Current assets, discontinued operations	—	1,523
Goodwill	—	331
Intangible assets, net	—	418
Fixed assets, net	—	40
Deferred tax assets, net	—	3
Other assets	—	156
Long-term assets, discontinued operations	$—	$948

Liabilities
Accounts payable and accrued liabilities	$—	$119
Other current liabilities	—	84
Fiduciary liabilities	—	1,167
Current liabilities, discontinued operations	—	1,370
Other liabilities	—	68
Long-term liabilities, discontinued operations	$—	$68

	Three Months Ended September 30		Nine Months Ended September 30,

	2024	2023	2024	2023
Revenue	$33	$256	$539	$746
Cost of services, exclusive of depreciation and amortization	33	163	387	508
Depreciation and amortization	—	2	3	7
Gross Profit	—	91	149	231

Operating Expenses
Selling, general and administrative	—	41	89	119
Depreciation and intangible amortization	—	9	8	29
Total Operating Expenses	—	50	97	148
Income (loss) from Discontinued Operations	—	41	52	83
Other (income) expense, net	—	2	2	8
Income (Loss) from Discontinued Operations Before Income Taxes	—	39	50	75
Gain on sale of disposition, net of tax	4	—	4	—
Income tax expense (benefit)	34	45	52	71
Net Income (Loss) from Discontinued Operations, Net of Tax	$(30)	$(6)	$2	$4
The Company concluded that it controlled a portion of Strada services subsequent to separation as a result of certain shared contractual relationships that had not been legally assigned as of September 30, 2024. As such, the Company determined it was the principal for these services and, therefore, during each of the three and nine months ended September 30, 2024, the Company recorded $33 million of Revenue and Cost of services on a gross basis within discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The additional income tax expense of $34 million recorded for the three and nine months ended September 30, 2024 is due to application of the dual consolidated loss rules as a result of the filing of the federal tax return during the interim period. The application of the dual consolidated loss rule was impacted by the sale of the Divested Business, which disallowed foreign losses previously elected.
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

5. Other Financial Data
Condensed Consolidated Balance Sheets Information
Receivables, net
The components of Receivables, net are as follows (in millions):

	September 30, 2024	December 31, 2023
Billed and unbilled receivables	$463	$442
Allowance for expected credit losses	(10)	(7)
Balance at end of period	$453	$435

Other current assets
The components of Other current assets are as follows (in millions):

	September 30, 2024	December 31, 2023
Deferred project costs	$23	$20
Prepaid expenses	67	48
Commissions receivable	34	107
Other	62	85
Total	$186	$260
Other assets
The components of Other assets are as follows (in millions):

	September 30, 2024	December 31, 2023
Deferred project costs	$255	$240
Operating lease right of use asset	52	55
Commissions receivable	17	22
Other	119	24
Total	$443	$341
The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs were $6 million and $6 million, for the three months ended September 30, 2024 and 2023, respectively, and were $18 million and $18 million, for the nine months ended September 30, 2024 and 2023, respectively, and were recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The interest rate swap balances in Other current assets as of September 30, 2024 and December 31, 2023 were $26 million and $60 million, respectively. As of September 30, 2024 and December 31, 2023, the interest rate swap balances in Other assets also included $4 million and $17 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information). Other assets also includes the Seller Note and Additional Seller Note (see Note 4 "Discontinued Operations" for additional information). As of September 30, 2024, the balances in Other assets includes $36 million related to the Seller Note and $72 million from the Additional Seller Note.
Other current liabilities
The components of Other current liabilities are as follows (in millions):

	September 30, 2024	December 31, 2023
Deferred revenue	$73	$97
Operating lease liabilities	20	27
Finance lease liabilities	18	10
Other	194	99
Total	$305	$233

Other liabilities
The components of Other liabilities are as follows (in millions):

	September 30, 2024	December 31, 2023
Deferred revenue	$41	$45
Operating lease liabilities	59	65
Finance lease liabilities	33	6
Other	27	26
Total	$160	$142
The current and non-current portions of deferred revenue relate to consideration received in advance of performance under client contracts. During the nine months ended September 30, 2024 and 2023, revenue of approximately $68 million and $92 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.
Other current liabilities as of September 30, 2024 and December 31, 2023 included the current portion of tax receivable agreement liability of $119 million and $62 million, respectively (see Note 15 "Tax Receivable Agreement" for additional information).
Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There were no interest rate swaps recorded in Other current liabilities as of both September 30, 2024 and December 31, 2023. The balance in Other liabilities as of each of September 30, 2024 and December 31, 2023 was $3 million (see Note 13 “Derivative Financial Instruments” for additional information).
6. Goodwill and Intangible assets, net
The changes in the net carrying amount of goodwill are as follows (in millions):

Total
Balance as of December 31, 2023	$3,212
Foreign currency translation	—
Balance at September 30, 2024	$3,212
Intangible assets by asset class are as follows (in millions):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Customer-related and contract based intangibles	$3,192	$689	$2,503	$3,192	$529	$2,663
Technology related intangibles	230	123	107	230	94	136
Trade name	408	93	315	408	71	337
Total	$3,830	$905	$2,925	$3,830	$694	$3,136
Amortization expense from finite-lived intangible assets for each of the three months ended September 30, 2024 and 2023 was $70 million and $69 million, respectively. Amortization expense from finite-lived intangible assets for the nine months ended September 30, 2024 and 2023 was $210 million and $210 million, respectively. Amortization expense from finite-lived intangible assets was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of September 30, 2024 and December 31, 2023 (in millions, except for years):

	September 30, 2024		December 31, 2023
	Net Carrying Amount	Weighted-Average Remaining Useful Lives	Net Carrying Amount	Weighted-Average Remaining Useful Lives
Intangible assets:
Customer-related and contract-based intangibles	$2,503	11.7	$2,663	12.5
Technology-related intangibles	107	2.8	136	3.5
Trade name	315	11.7	337	12.4
Total	$2,925		$3,136
Subsequent to September 30, 2024, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related and Contract Based Intangibles	Technology Related Intangibles	Trade Name Intangibles	Total
2024 (October - December)	$53	$10	$7	$70
2025	214	39	28	281
2026	214	38	27	279
2027	214	19	27	260
2028	214	1	27	242
Thereafter	1,594	—	199	1,793
Total amortization expense	$2,503	$107	$315	$2,925
7. Income Taxes
The Company’s effective tax rates for the three months ended September 30, 2024 and 2023 were 17% and 26%, respectively. The Company's effective tax rates for the nine months ended September 30, 2024 and 2023 were 17% and 19%, respectively. The effective tax rates for each of the three and nine months ended September 30, 2024 were lower than the 21% U.S. statutory corporate income tax rate and primarily driven by the Company’s non-deductible portion of share-based compensation expense, the tax receivable agreement fair value adjustment, and the seller earnout liability fair value adjustment. The effective tax rates for each of the three and nine months ended September 30, 2023 were higher and lower than the 21% U.S. statutory corporate income tax rate, respectively. These differences were primarily driven by the Company’s non-deductible portion of share-based compensation expense, tax receivable agreement fair value adjustment, and the seller earnout liability fair value adjustment.
8. Debt
Debt outstanding consisted of the following (in millions):

	Maturity Date	September 30, 2024	December 31, 2023
Sixth Incremental Term Loans(1)	August 31, 2028	$2,031	$—
Fifth Incremental Term Loans(2)	August 31, 2028	—	2,488
Secured Senior Notes	June 1, 2025	—	306
$300 million Revolving Credit Facility, Amended	August 31, 2026	—	—
Total debt, net		2,031	2,794
Less: current portion of long-term debt, net		(25)	(25)
Total long-term debt, net		$2,006	$2,769
_______________________________________________________
(1)The net balance for the Sixth Incremental Term Loans includes unamortized debt issuance costs at September 30, 2024 of approximately $6 million.

(2)The net balance for the Fifth Incremental Term Loans includes unamortized debt issuance costs at December 31, 2023 of approximately $8 million.
Term Loan
In May 2017, the Company entered into a 7 year Initial Term Loan. During November 2017 and November 2019, the Company entered into Incremental Term Loans under identical terms as the Initial Term Loan. In August 2020, the Company refinanced a portion of the Term Loan by paying down $270 million of principal using the proceeds from the August 2020 Unsecured Senior Notes issuance, extending the maturity date on $1,986 million of the balance to October 31, 2026, and adding an interest rate floor of 50 bps (the "Amended Term Loan"). As part of the consideration transferred in the Business Combination, $556 million of principal was repaid on the portion of the Term Loan that was not amended. In August 2021, the Company entered into a new Third Incremental Term Loan facility for $525 million that matures August 31, 2028. In January 2022, the Company refinanced the Amended Term Loan and the Third Incremental Term Loan to have a concurrent maturity date of August 31, 2028 and updated interest rate terms as described below (the "B-1 Term Loan"). In September 2023, the Company refinanced the remaining portion of the 7 year Term Loan in full by increasing the existing B-1 Term Loan by approximately $65 million under identical terms as the B-1 Term Loan.
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
During the three and nine months ended September 30, 2024, the Company made total principal payments of $6 million and $19 million, respectively. During the three and nine months ended September 30, 2023 the Company made total principal payments $6 million and $19 million, respectively.
In July 2024, the Company paid down $440 million of the Sixth Incremental Term Loans principal balance with proceeds from the Transaction. The Company recognized a loss on debt extinguishment of $1 million related to this prepayment of a portion of the Sixth Incremental Term Loans. Loss on debt extinguishment is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Secured Senior Notes
In May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes have a maturity date of June 1, 2025 and accrue interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.
In July 2024, the Company fully repaid the Secured Senior Notes principal balance of $300 million with proceeds from the Transaction. The Company recognized a gain on debt extinguishment of $4 million related to the prepayment in full of the Secured Senior Notes. Gain on debt extinguishment is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Revolving Credit Facility
In May 2017, the Company entered into a 5-year $250 million revolving credit facility with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the revolving credit facility to October 31, 2024. In August 2021, the Company replaced and refinanced the revolving credit facilities with a $294 million revolving credit facility with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. No changes were made to the maturity date. At September 30, 2024, an immaterial amount of unused letters of credit related to various insurance policies and real estate leases were issued under the revolving credit facility and there were no borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During the three and nine months ended September 30, 2024 and 2023, the Company made immaterial payments related to these fees.
Financing Fees, Premiums and Interest Expense
The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.
Total interest expense related to the debt instruments for the three months ended September 30, 2024 and 2023 was $40 million and $57 million, respectively, which included a $2 million benefit and an immaterial amount for the three months ended September 30, 2024 and 2023, respectively. Total interest expense related to the debt instruments for the nine months ended September 30, 2024 and 2023 was $149 million and $163 million, respectively, which included a benefit of $3 million and $1 million for each of the nine months ended September 30, 2024 and 2023, respectively. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss), and is net of interest rate swap derivative gains recognized.
Principal Payments
Aggregate remaining contractual principal payments as of September 30, 2024 are as follows (in millions):

2024	$6
2025	25
2026	25
2027	25
2028	1,955
Total payments	$2,036
9. Stockholders' Equity
Preferred Stock
Upon the Closing Date of the Business Combination, 1,000,000 preferred shares, par value $0.0001 per share, were authorized. There were no preferred shares issued and outstanding as of September 30, 2024.
Class A Common Stock
As of September 30, 2024, 532,444,353 shares of Class A Common Stock were outstanding. On July 2, 2024, all remaining shares of unvested Class A Common Stock became fully vested. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends that may be declared by the Company’s Board of Directors.
Class B Common Stock
Upon the Closing Date of the Business Combination, certain equity holders of Alight Holdings received earnouts (the "Seller Earnouts") that resulted in the issuance of a total of 14,999,998 Class B instruments to the equity holders of the Predecessor. The equity holders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class B Common Stock, and the equity holders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unit holders”) received Class B common units of Alight Holdings.
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
These Class B instruments are liability classified; refer to Note 14 “Financial Instruments” for additional information. As further described below, there are two series of Class B instruments outstanding.

Class B-1
As of September 30, 2024, 4,978,807 shares of Class B-1 Common Stock were legally issued and outstanding. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
As of September 30, 2024, 2,521,192 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
Class B-2
As of September 30, 2024, 4,978,807 shares of Class B-2 Common Stock were legally issued and outstanding. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).
As of September 30, 2024, 2,521,192 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).
Class B-3
Upon the Closing Date of the Business Combination, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There are no shares of Class B-3 Common Stock issued and outstanding as of September 30, 2024.
Class V Common Stock
As of September 30, 2024, 560,433 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unit holders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.
Class Z Common Stock
Upon the Closing Date of the Business Combination, a total of 8,671,507 Class Z instruments were issued to the equity holders of the Predecessor. The equity holders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class Z Common Stock, and the Continuing Unit holders received Class Z common units of Alight Holdings. The Class Z instruments were issued to the equity holders of the Predecessor to allow for the re-allocation of the consideration paid to the holders of unvested management equity (i.e., the unvested shares of Class A, Class B-1, and Class B-2 Common Stock) to the equity holders of the Predecessor in the event such equity is forfeited under the terms of the applicable award agreement and vested in connection with any such forfeiture.
As of September 30, 2024, there were no outstanding shares of Class Z Common Stock, as all remaining shares of Class Z Common Stock became fully vested on July 2, 2024 and the vested shares were converted into shares of either Class A, Class B-1 and B-2 Common Stock in connection with the ultimate forfeiture of the shares of unvested Class A, Class B-1 and B-2 common stock issued to participating management holders, as applicable.
Similarly, as of September 30, 2024, there were no outstanding Class Z common units as all remaining Class Z common units became fully vested on July 2, 2024 and vested units were converted into either Alight Holdings Class A, Class B-1 and B-2 common units in connection with the ultimate forfeiture of the shares of unvested Class A, Class B-1, and Class B-2 common stock issued to participating management holders, as applicable.

Class A Units
Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.
The Continuing Unit holders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of September 30, 2024, there were 533,004,786 Class A Units outstanding, of which 532,444,353 are held by the Company and 560,433 are held by the noncontrolling interest of the Company.
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
Exchange of Class A Units
During the nine months ended September 30, 2024, 28,937,401 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $273 million, recorded in Additional paid-in capital. Pursuant to the Tax Receivable Agreement (the "TRA") that we entered into in connection with the Business Combination, described in Note 15 "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $90 million, with offsets to Additional paid-in-capital. An $18 million increase to Additional paid-in-capital was due to exchanges as a result of deferred tax assets due to our change in ownership.
Share Repurchase Program
On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase issued and outstanding shares of Class A Common Stock from time to time, depending on market conditions and alternate uses of capital. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. On March 20, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock. As of September 30, 2024, the total remaining amount authorized for repurchase was $93 million.
On June 18, 2024, the Company announced that it entered into an accelerated share repurchase agreement (the "ASR") with Barclays Bank PLC (the "ASR counterparty") to repurchase $75 million of Alight's Class A Common Stock, as part of the Company's existing share repurchase program. On July 16, 2024, the Company made an initial payment of $75 million to the ASR counterparty and received an initial delivery of shares equal in value to 80% of the prepayment amount of $75 million, based on Alight’s closing share price as of the effective date of July 15, 2024. The final number of shares repurchased was based on the volume-weighted average price of Alight's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The ASR was settled on September 23, 2024, resulting in an additional delivery of 2,400,041 shares of Alight's Class A Common Stock.
During the three months ended September 30, 2024, the Company repurchased 10,563,306 shares of Alight's Class A Common Stock in aggregate for $75 million as part of the ASR.
During the nine months ended September 30, 2024, there were 20,697,906 Class A Common Stock shares repurchased under the Program. Repurchased shares are reflected as Treasury Stock on the Condensed Consolidated Balance Sheets as a component of equity.

The following table reflects the changes in our outstanding stock:

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at June 30, 2024	540,804,388	4,914,939	4,914,939	554,568	578,097	16,562,453
Conversion of noncontrolling interest	529,751	—	—	(529,751)	—	—
Shares granted upon vesting	1,653,540	63,868	63,868	535,616	(578,097)	—
Issuance for compensation to non-employees(1)	19,980	—	—	—	—	—
Share repurchases	(10,563,306)	—	—	—	—	10,563,306
Balance at September 30, 2024	532,444,353	4,978,807	4,978,807	560,433	—	27,125,759

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2023	507,567,678	4,951,235	4,951,235	28,962,218	3,420,215	6,427,853
Conversion of noncontrolling interest	28,937,401	—	—	(28,937,401)	—	—
Shares granted upon vesting	16,498,720	63,868	63,868	535,616	(3,420,215)	—
Issuance for compensation to non-employees(1)	138,460	—	—	—	—	—
Share repurchases	(20,697,906)	—	—	—	—	20,697,906
Share forfeitures	—	(36,296)	(36,296)	—	—	—
Balance at September 30, 2024	532,444,353	4,978,807	4,978,807	560,433	—	27,125,759
_______________________________________________________
(1)Issued to certain members of the Board of Directors in lieu of cash retainer.

Dividends
There were no dividends declared during the three and nine months ended September 30, 2024.
Accumulated Other Comprehensive Income
As of September 30, 2024, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.

Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign Currency Translation Adjustments (1)	Interest Rate Swaps (2)	Total
Balance at June 30, 2024	$(8)	$73	$65
Other comprehensive income (loss) before reclassifications	12	(23)	(11)
Tax (expense) benefit	1	10	11
Other comprehensive income (loss) before reclassifications, net of tax	13	(13)	—
Amounts reclassified from accumulated other comprehensive income	—	(17)	(17)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(17)	(17)
Net current period other comprehensive income (loss), net of tax	13	(30)	(17)
Balance at September 30, 2024	$5	$43	$48

	Foreign Currency Translation Adjustments (1)	Interest Rate Swaps (2)	Total
Balance at December 31, 2023	$(3)	$74	$71
Other comprehensive income (loss) before reclassifications	5	15	20
Tax (expense) benefit	3	12	15
Other comprehensive income (loss) before reclassifications, net of tax	8	27	35
Amounts reclassified from accumulated other comprehensive income	—	(58)	(58)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(58)	(58)
Net current period other comprehensive income (loss), net of tax	8	(31)	(23)
Balance at September 30, 2024	$5	$43	$48
(1)Foreign currency translation adjustments include $1 million loss related to intercompany loans that have been designated long-term investment nature.
(2)Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information.
10. Share-Based Compensation
The Company has an active equity incentive plan, the Alight, Inc. 2021 Omnibus Incentive Plan (the "Incentive Plan"), under which the Company has been authorized to grant share-based awards to key employees and non-employee directors, which consist of restricted stock units ("RSUs") and performance share units ("PRSUs"). Under this plan, for grants issued during the nine months ended September 30, 2024, approximately 44% of the units are subject to time-based vesting requirements and approximately 56% are subject to performance-based vesting requirements. As of September 30, 2024, there were 84,080,443 remaining shares of common stock authorized for issuance pursuant to the Company’s stock-based compensation plans under its 2021 Omnibus Incentive Plan.
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
The weighted-average grant-date fair value per share of RSUs and PRSUs granted during the nine months ended September 30, 2024 was approximately $8.83 and $8.97, respectively.
The following table summarizes the RSU and PRSU activity during the nine months ended September 30, 2024:

	RSUs	Weighted Average Grant Date Fair Value Per Unit	PRSUs(1)	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2023	8,174,812	$9.78	28,041,674	$11.25
Granted	5,100,267	8.83	5,944,630	8.97
Vested	(3,049,313)	8.94	(20,698,619)	12.16
Forfeited	(2,867,256)	8.94	(3,087,955)	8.92
Balance as of September 30, 2024	7,358,510	$8.74	10,199,730	$8.84
_______________________________________________________
(1)The number of PRSUs presented are based on actual or expected achievement of the respective performance goals as of the end of the period.
The Company also forfeited approximately 3.5 million shares in July 2024 in conjunction with the Transaction as discussed in Note 1 "Basis of Presentation and Nature of Business".
Share-based Compensation Expense
Total share-based compensation expense related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of services, exclusive of depreciation and amortization	$3	$7	$11	$21
Selling, general and administrative	8	22	48	72
Total share-based compensation expense	$11	$29	$59	$93
As of September 30, 2024, total future compensation expense related to unvested RSUs was $47 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.86 years. As of September 30, 2024, total future compensation expense related to PRSUs was $49 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.56 years.
Employee Stock Purchase Plan
In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. As of September 30, 2024, there were 12,692,122 remaining shares available for grant and 2,268,910 shares issued under the ESPP. The amount of share-based compensation expense related to the ESPP was approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2024, respectively.
11. Earnings Per Share
Basic earnings per share is calculated by dividing the net income (loss) attributable to Alight, Inc. by the weighted average number of shares of Class A Common Stock issued and outstanding. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that would then share in the net income of Alight, Inc. The Company’s Class V Common Stock does not, and its Class Z Common Stock did not, participate in the earnings or losses of the Company and are therefore not participating securities and have not been included in either the basic or diluted earnings per share calculations.
Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted (net loss) earnings per share:
Numerator
Net Income (Loss) From Continuing Operations	$(44)	$(40)	$(169)	$(196)
Less: Net income (loss) attributable to noncontrolling interest	—	(2)	2	9
Net Income (loss) from continuing operations attributable to Alight, Inc.	$(44)	$(42)	$(167)	$(187)
Net Income (Loss) From Discontinued Operations, Net of Tax	(30)	(6)	2	4
Net Income (Loss) Attributable to Alight, Inc. - basic	$(74)	$(48)	$(165)	$(183)
Loss impact of conversion of noncontrolling interest	—	—	(1)	—
Net income (loss) attributable to Alight, Inc. - diluted	$(74)	$(48)	$(166)	$(183)
Denominator
Weighted-average shares outstanding - basic	535,828,896	493,226,324	545,659,335	486,683,943
Dilutive effect of the exchange of noncontrolling interest units	—	—	560,433	—
Dilutive effect of RSUs	—	—	—	—
Weighted-average shares outstanding - diluted	535,828,896	493,226,324	546,219,768	486,683,943

Basic and Diluted (net loss) earnings per share
Continuing operations	$(0.08)	$(0.09)	$(0.31)	$(0.39)
Discontinued operations	$(0.06)	$(0.01)	$—	$0.01
Net Income (Loss)	$(0.14)	$(0.10)	$(0.31)	$(0.38)
For the three and nine months ended September 30, 2023, 36,565,810 units of Alight Holdings Class A units related to noncontrolling interests were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.
For both the three and nine months ended September 30, 2024, 7,358,510 of unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. For both the three and nine months ended September 30, 2023, 9,161,197 of unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive.
For the three and nine months ended September 30, 2024 and 2023, 10,199,730 and 28,547,275 unvested PRSUs, respectively, were excluded from the calculation of basic and diluted earnings per share. For both the three and nine months ended September 30, 2024 and 2023, these unvested PSU shares reflect current expected achievement levels and were excluded as the performance conditions were not met as of the end of the respective periods.
In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock if the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of September 30, 2024, 14,999,998 shares related to the Seller Earnouts were excluded from the diluted earnings per share calculations.
12. Segment Reporting
As disclosed above in Note 1 “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on its previously announced sale of the Divested Business. As a result of the Transaction, the Company has determined it has one reportable segment, Employer Solutions. See Notes 1 “Basis of Presentation and Nature of Business” and Note 4 “Discontinued Operations” for additional information.
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
Information regarding the Company’s reportable segment revenue is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employer Solutions
Recurring	$504	$497	$1,518	$1,535
Project	51	53	134	143
Total Employer Solutions	555	550	1,652	1,678
Other	—	7	—	26
Total revenue	$555	$557	$1,652	$1,704
There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.

	Segment Profit
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employer Solutions	$174	$166	$523	$542
Other	—	—	—	(2)
Total Gross Profit	174	166	523	540
Selling, general and administrative	142	136	434	436
Depreciation and intangible amortization	74	75	223	225
Operating Income (Loss) From Continuing Operations	(42)	(45)	(134)	(121)
(Gain) Loss from change in fair value of financial instruments	(23)	(36)	(54)	(11)
(Gain) Loss from change in fair value of tax receivable agreement	27	11	51	30
Interest expense	19	34	83	100
Other (income) expense, net	(12)	—	(11)	1
Income (Loss) From Continuing Operations Before Taxes	$(53)	$(54)	$(203)	$(241)
13. Derivative Financial Instruments
The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps
The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of September 30, 2024	Fixed Rate	Expiration Date
December 2021	April 2024	$871,205,040	$866,497,279	1.6533%	June 2025
December 2021	April 2024	$435,602,520	$433,248,640	1.6560%	June 2025
December 2021	April 2024	$435,602,520	$433,248,640	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	$1,197,000,000	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9100%	December 2026
Concurrent with the refinancing of certain term loans, we amended our interest rate swaps to incorporate Term SOFR. In accordance with Accounting Standards Codification Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR as we are permitted to maintain the designation through the transition. During the nine months ended September 30, 2024, we have not executed any new interest rate swaps. Our interest rate swaps have been designated as cash flow hedges.
Certain swap agreements amortize or accrete based on achieving targeted hedge ratios. All interest rate swaps have been designated as cash flow hedges. The Company currently has two instruments that the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments.
Financial Instrument Presentation
The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	September 30, 2024	December 31, 2023
Assets
Other current assets	$26	$60
Other assets	4	17
Total	$30	$77

Liabilities
Other current liabilities	$—	$—
Other liabilities	3	3
Total	$3	$3
The Company estimates that approximately $25 million of derivative gains included in Accumulated other comprehensive income as of September 30, 2024 will be reclassified into earnings over the next twelve months.
14. Financial Instruments
Seller Earnouts
Upon completion of the Business Combination, the equity owners of Alight Holdings received an earnout in the form of non-voting shares of Class B-1 and Class B-2 Common Stock, which automatically convert into Class A Common Stock if, at any time during the seven years following the Closing Date, certain criteria are achieved. See Note 9 “Stockholders’ Equity” for additional information regarding the Seller Earnouts.
The portion of the Seller Earnouts related to employee compensation was accounted for as share-based compensation. As all employee compensation associated with the Seller Earnouts was ultimately vested on July 2, 2024, no portion of the Seller Earnout as of September 30, 2024 is accounted for as share-based compensation. See Note 10 “Share-Based Compensation Expense” for additional information.

As of September 30, 2024, all of the remaining Seller Earnouts were accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This liability is subject to remeasurement at each balance sheet date. At September 30, 2024 and December 31, 2023, the Seller Earnouts had a fair value of $62 million and $95 million, respectively. For the three months ended September 30, 2024, and September 30, 2023, the fair value remeasurement of the Seller Earnouts was a gain of $3 million and $37 million, respectively. For the nine months ended September 30, 2024 and 2023, the fair value remeasurement of the Seller Earnouts was a gain of $32 million and $24 million, respectively. Gains or losses related to the remeasurement of Seller Earnouts are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Class B-1 and B-2 Seller Earnouts, and, prior to the Class Z vesting on July 2, 2024, the Class Z-B-1 and Z-B-2 contingent consideration instruments, is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurements"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 45%, risk-free interest rate of 3.58%, expected holding period of 3.76 years and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. An increase in the risk-free interest rate or expected volatility would result in an increase in the fair value measurement of the Seller Earnouts and vice versa.
As discussed in Note 9 “Stockholders’ Equity”, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders on July 2, 2024, all Class Z instruments were ultimately settled resulting in the re-allocation of the forfeited compensatory Class A, Class B-1 and Class B2 instruments. The Class Z instruments are also accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because these instruments do not meet the criteria for classification within equity. The fair value of the Class Z-A contingent consideration was determined using the ending share price as of the last day of each quarter until settlement on July 2, 2024, resulting in the issuance of 1.5 million shares of Class A common stock and units at the $7.09 stock price on that date.
At September 30, 2024, the Class Z-A contingent consideration was no longer outstanding. As of December 31, 2023, the Class Z-A contingent consideration had a fair value of $13 million. For the three months ended September 30, 2024, the expense recorded by the Company as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting was not material. For the three months ended September 30, 2023, the expense recorded by the Company as a result of the forfeiture of unvested management equity relating to the consideration that will be re-allocated to the holders of Class Z instruments upon vesting was a loss of $1 million. For the nine months ended September 30, 2024 and 2023, the Company recorded a gain of $2 million and a loss of $13 million, respectively, in (Gain) Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity that was ultimately re-allocated to the holders of Class Z instruments on July 2, 2024. See Note 9 “Stockholders’ Equity” for additional information regarding these instruments.
Additional Seller Note
As disclosed above in Note 1 “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on its previously announced sale of Strada. As part of the sale, the Company received a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) with an initial fair value of $52 million as of July 12, 2024 to be issued by the Note Issuer. See Note 4 “Discontinued Operations” for additional information. The Additional Seller Note is considered a level 3 recurring fair value measurement. At September 30, 2024, the Additional Seller Note had a fair value of $72 million. For each of the three and nine months ended September 30, 2024, the Company recorded a gain of $20 million from the fair value remeasurement of the Additional Seller Note. Gains or losses related to the recurring fair value remeasurement of the Additional Seller Note are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Additional Seller Note is determined using a variation of the income approach (Level 3 inputs, see Note 16 "Fair Value Measurements"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: expected Adjusted EBITDA, expected maturity of the Additional Seller Note, and Strada's estimated cost of debt, based on the likelihood of reaching the performance targets defined in the Purchase Agreement.
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
The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at September 30, 2024 assumes: (i) a blended U.S. federal, state and local income tax rate of 23.8%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 7.3%.
Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value. During the nine months ended September 30, 2024, an additional TRA liability of $90 million was established as a result of these exchanges. As of September 30, 2024, $635 million of the TRA liability was measured at fair value on a recurring basis and $239 million was undiscounted and not remeasured at fair value.
The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable Agreement Liability
Beginning balance as of December 31, 2023	$795
Fair value remeasurement	51
Payments	(62)
Conversion of noncontrolling interest	90
Ending Balance as of September 30, 2024	874
Less: current portion included in other current liabilities	(119)
Total long-term tax receivable agreement liability	$755
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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$30	$—	$30
Additional Seller Note	—	—	72	72
Total assets recorded at fair value	$—	$30	$72	$102

Liabilities
Interest rate swaps	$—	$3	$—	$3
Contingent consideration liability	—	—	6	6
Seller Earnouts liability	—	—	62	62
Tax receivable agreement liability (1)	—	—	635	635
Total liabilities recorded at fair value	$—	$3	$703	$706

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$77	$—	$77
Total assets recorded at fair value	$—	$77	$—	$77

Liabilities
Interest rate swaps	—	3	—	3
Contingent consideration liability	—	—	3	3
Seller Earnouts liability	—	—	95	95
Tax receivable agreement liability (1)	—	—	634	634
Total liabilities recorded at fair value	$—	$3	$732	$735
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

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Beginning balance	$3	$13	$3	$13
Measurement period adjustments	3	—	3	—
Remeasurement of acquisition-related contingent consideration	—	—	—	—
Payments	—	—	—	—
Ending Balance	$6	$13	$6	$13
Additional Disclosures Regarding Fair Value Measurement
The fair value of the Company’s debt is classified as Level 2 within the fair value hierarchy and corroborated by observable market data is as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$25	$29	$25	$25
Long-term debt, net	2,006	2,008	2,769	2,780
Total	$2,031	$2,037	$2,794	$2,805
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
During each of the nine months ended September 30, 2024 and 2023, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.
17. Restructuring
Transformation Program
On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Transformation Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Transformation Program includes process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. The Company currently expects to record in the aggregate approximately $139 million in pre-tax restructuring charges over the two-year period. The restructuring charges are expected to include severance charges with an estimated range from $42 million to $45 million over the two-year period and other restructuring charges related to items such as data center exit costs, third party fees, and costs associated with transitioning existing technology and processes with an estimated range of $91 million to $97 million over the two-year period. The Company estimates an annual savings of over $75 million after the Transformation Program is completed. The Transformation Program commenced in the first quarter of 2023 and is expected to be substantially completed over an estimated two-year period.
From the inception of the plan through September 30, 2024, the Company has incurred total expenses of $133 million. These charges are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss). The following table summarizes restructuring costs by type that have been incurred.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Inception to Date	Estimated Remaining Costs	Estimated Total Cost

Employer Solutions
Severance and Related Benefits	$1	$2	$3	$5	$10	$—	$10
Other Restructuring Costs(1)	3	9	24	41	86	1	87
Total Employer Solutions	$4	$11	$27	$46	$96	$1	$97
Corporate
Severance and Related Benefits	$7	$3	$15	$15	$32	$—	$32
Other Restructuring Costs(1)	1	1	3	2	5	5	10
Total Corporate	$8	$4	$18	$17	$37	$5	$42
Total Restructuring Costs	$12	$15	$45	$63	$133	$6	$139

(1)Other restructuring costs associated with the Transformation Program primarily include data center exit costs, third party fees associated with the restructuring, and costs associated with transitioning existing technology and processes.
As of September 30, 2024, approximately $15 million of the Company's total restructuring liability is unpaid and is recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and Related Benefits	Other Restructuring Costs	Total

Accrued restructuring liability as of December 31, 2023	$6	$1	$7
Restructuring charges	18	27	45
Cash payments	(9)	(28)	(37)
Accrued restructuring liability as of September 30, 2024	$15	$—	$15
18. Employee Benefits
Defined Contribution Savings Plans
Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the three months ended September 30, 2024 and 2023, expenses were $10 million and $6 million, respectively. For the nine months ended September 30, 2024 and 2023, expenses were $26 million and $32 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
19. Commitments and Contingencies
Legal
The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at September 30, 2024 and December 31, 2023 were not significant.

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
Purchase Obligations
In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $250 million over a 5-year term. The Company’s total expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services, including the new agreement, is $16 million, $59 million, $54 million, $54 million, $50 million, and $13 million for the remainder of 2024 and the years ended 2025, 2026, 2027, 2028, and thereafter, respectively.
Service Obligations
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $40 million, $162 million, $170 million, $178 million, $154 million for the remainder of 2024 and the years ended 2025, 2026, 2027, 2028, respectively, and none thereafter.
The Company may terminate its arrangement with Wipro for cause or for the Company’s convenience. In the case of a termination for convenience, the Company would be required to pay a termination fee, including certain of Wipro’s unamortized costs, plus 25% of any remaining portion of the minimum level of services the Company agreed to purchase from Wipro over the course of 10 years.
20. Subsequent Events

The Company announced on November 12, 2024 that its Board of Directors approved a new quarterly dividend program. The Board of Directors declared a quarterly cash dividend of $0.04 per share of Class A common stock to be paid on December 16, 2024, to stockholders of record as of December 2, 2024. The Company intends to continue paying regular cash dividends on a quarterly basis. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors, whose decision will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.

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
BUSINESS
Overview
Alight delivers human capital management solutions to many of the world’s largest and most complex companies. This includes the implementation and administration of employee wellbeing (e.g. health, wealth and leaves benefits). In addition, the Company implements and runs human capital management software platforms on behalf of third-party providers. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, our intuitive, cloud-based employee engagement platform. Through Alight Worklife, the Company believes it is defining the future of employee wellbeing by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.
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
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of September 30, 2024, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of September 30, 2024.
On July 12, 2024, Alight, Inc. and Tempo Acquisition LLC, a subsidiary of the Company, completed the previously announced sale (the “Transaction”) of Alight’s Professional Services segment and Alight’s Payroll & HCM Outsourcing business within the Employer Solutions segment (collectively, the “Divested Business” or “Strada”) to Axiom Buyer, LLC, a newly-formed entity and an affiliate of H.I.G. Capital, L.L.C. (“Buyer”), pursuant to the terms of the Stock and Asset Purchase Agreement (the “Purchase Agreement”), dated as of March 20, 2024. The Company has incurred, and expects to continue to incur, higher operating expenses in 2024 as a result of professional fees incurred in conjunction with the transaction.

EXECUTIVE SUMMARY OF FINANCIAL RESULTS
The following table sets forth our historical results of operations for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$555	$557	$1,652	$1,704
Cost of services, exclusive of depreciation and amortization	358	372	1,059	1,110
Depreciation and amortization	23	19	70	54
Gross Profit	174	166	523	540

Operating Expenses
Selling, general and administrative	142	136	434	436
Depreciation and intangible amortization	74	75	223	225
Total Operating expenses	216	211	657	661
Operating Income (Loss) From Continuing Operations	(42)	(45)	(134)	(121)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(23)	(36)	(54)	(11)
(Gain) Loss from change in fair value of tax receivable agreement	27	11	51	30
Interest expense	19	34	83	100
Other (income) expense, net	(12)	—	(11)	1
Total Other (income) expense, net	11	9	69	120
Income (Loss) From Continuing Operations Before Taxes	(53)	(54)	(203)	(241)
Income tax expense (benefit)	(9)	(14)	(34)	(45)
Net Income (Loss) From Continuing Operations	(44)	(40)	(169)	(196)
Net Income (Loss) From Discontinued Operations (including gain on disposal of $4.0m), Net of Tax	(30)	(6)	2	4
Net Income (Loss)	(74)	(46)	(167)	(192)
Net income (loss) attributable to noncontrolling interests	—	2	(2)	(9)
Net Income (Loss) Attributable to Alight, Inc.	$(74)	$(48)	$(165)	$(183)
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
(Gain) Loss from Change in Fair Value of Financial Instruments
(Gain) loss from change in fair value of financial instruments includes the impact of the revaluation to fair value at the end of each reporting period for the Seller Earnouts contingent consideration and Additional Seller Note.
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
Results of Continuing Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Revenue
Revenues were $555 million for the three months ended September 30, 2024 as compared to $557 million for the prior year period. The decrease of $2 million or 0.4% was driven by lower volumes and project revenue within our Employer Solutions segment and the wind-down of our Hosted business operations, partially offset by higher Net Commercial Activity. We also measure revenue growth as it relates to our cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the three months ended September 30, 2024, we recorded BPaaS revenue of $121 million, which represented growth of 18.6% compared to the prior year period.
Recurring revenues of $504 million for the three months ended September 30, 2024 were consistent with the prior year period.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization, decreased $14 million, or 3.8%, for the three months ended September 30, 2024 as compared to the prior year period. The decrease was primarily driven by lower share-based compensation and the benefit from productivity initiatives.
Selling, General and Administrative
Selling, general and administrative expenses increased $6 million, or 4.4%, for the three months ended September 30, 2024 as compared to the prior year period. This was driven by professional fees incurred related to the separation of our

Payroll and Professional Services businesses, partially offset by lower compensation expenses primarily related to share-based awards and lower costs incurred from our restructuring program.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses decreased $1 million, or 1.3%, for the three months ended September 30, 2024 as compared to the prior year period.
Change in Fair Value of Financial Instruments
There was a $23 million gain related to the change in the fair value of financial instruments for the three months ended September 30, 2024 compared to a $36 million gain for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are primarily due to changes in the underlying assumptions of each respective instrument, including changes in the risk-free interest rate, volatility, cost of debt and the closing stock price for the period and are primarily related to the Seller Earnout and Additional Seller Note. See Note 14 "Financial Instruments" for additional information.
Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a loss of $27 million for the three months ended September 30, 2024, an increase of $16 million compared to a loss of $11 million for the prior year period. This revaluation loss was due to changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate, and passage of time.
Interest Expense
Interest expense decreased $15 million or 44.1% for the three months ended September 30, 2024 as compared to the prior year period, primarily driven by the partial repayment of debt. See Note 8 “Debt” for additional information.
Other (Income) Expense, net
Under the terms of the TSA described in Note 4 "Discontinued Operations", the Company is providing technology infrastructure, risk and security, and various other corporate services to Strada. We recorded $9 million for the three months ended September 30, 2024 in Other (income) expense, net, and the corresponding expense was recognized in Cost of services and Selling, general and administrative expense in the condensed consolidated statement of comprehensive income (loss).
Income (Loss) Before Taxes From Continuing Operations
Loss before taxes from continuing operations was $53 million for the three months ended September 30, 2024 as compared to loss before taxes from continuing operations of $54 million for the three months ended September 30, 2023. The decrease in loss was primarily attributable to lower interest expense as a result of the partial debt repayment and other income recorded in conjunction with the TSA, partially offset by the non-operating fair value remeasurements of financial instruments and the TRA.
Income Tax Expense (Benefit)
Income tax benefit was $9 million for the three months ended September 30, 2024, as compared to an income tax benefit of $14 million for the prior year period. The effective tax rate of 17% for the three months ended September 30, 2024 was lower than the 21% U.S. statutory corporate income tax rate primarily due to non-deductible portion of share-based compensation expense, the tax receivable agreement fair value adjustment, and the seller earnout liability fair value adjustment. The effective tax rate of 26% for the three months ended September 30, 2023 was higher than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible portion of share-based compensation expense, TRA fair value adjustment, and the seller earnout liability fair value adjustment. See Note 7 “Income Taxes” for additional information.

Results of Continuing Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Revenue
Revenues were $1,652 million for the nine months ended September 30, 2024 as compared to $1,704 million for the prior year period. The decrease of $52 million, or 3.1%, was driven by lower volumes, Net Commercial Activity and project revenue within our Employer Solutions segment and the wind-down of our Hosted business operations. We experienced short term impacts in the first half of 2024 when compared to the prior year period as a result of large deal go-live timing and softness in BPaaS bookings in the first half of 2023. We also measure revenue growth as it relates to our cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the nine months ended September 30, 2024, we recorded BPaaS revenue of $353 million, which represented growth of 17.3% compared to the prior year period.
Recurring revenues decreased by $43 million, or 2.8%, from $1,561 million in the prior year period to $1,518 million and are related to decreases in our Employer Solutions segment, driven by lower volumes and Net Commercial Activity.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization, decreased $51 million, or 4.6%, for the nine months ended September 30, 2024 as compared to the prior year period. The decrease was primarily driven by lower revenues, lower stock-based compensation and productivity initiatives.
Selling, General and Administrative
Selling, general and administrative expenses decreased $2 million, or 0.5%, for the nine months ended September 30, 2024 as compared to the prior year period. The decrease was driven by lower compensation expenses primarily related to share-based awards and lower costs incurred from our restructuring program, partially offset by professional fees related to the sale and separation of our Payroll and Professional Services businesses.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses decreased by $2 million, or 0.9%, when comparing the nine months ended September 30, 2024 to the prior year period.
Change in Fair Value of Financial Instruments
There was a $54 million gain related to the change in the fair value of financial instruments for the nine months ended September 30, 2024 compared to a gain of $11 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are primarily due to changes in the underlying assumptions of each respective instrument, including changes in the risk-free interest rate, volatility, cost of debt and the closing stock price for the period and are primarily related to the Seller Earnout and Additional Seller Note. See Note 14 "Financial Instruments" for additional information.
Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a loss of $51 million for the nine months ended September 30, 2024, an increase of $21 million compared to a loss of $30 million for the prior year period. This revaluation loss was due to conversion of non-controlling interest during the nine months ended September 30, 2024, changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate, and passage of time.
Interest Expense
Interest expense decreased $17 million for the nine months ended September 30, 2024 as compared to the prior year period. The decrease was primarily due to the partial repayment of debt and increased hedging activity at favorable market rates, the opportunistic repricing of our 2028 term loan and higher interest income. See Note 8 “Debt” for additional information.

Other (Income) Expense, net
Under the terms of the TSA described in Note 4 "Discontinued Operations", the Company is providing technology infrastructure, risk and security, and various other corporate services to Strada. We recorded $9 million for the nine months ended September 30, 2024 in Other (income) expense, net, and the corresponding expense was recognized in Cost of services and Selling, general and administrative expense in the condensed consolidated statement of comprehensive income (loss).
Income (Loss) Before Taxes From Continuing Operations
Loss before taxes from continuing operations was $203 million for the nine months ended September 30, 2024 as compared to loss before taxes from continuing operations of $241 million for the nine months ended September 30, 2023. The decrease in loss was primarily attributable to lower interest expense as a result of the partial debt repayment and other income recorded in conjunction with the TSA, partially offset by the non-operating fair value remeasurements of financial instruments and the TRA.
Income Tax Expense (Benefit)
Income tax benefit was $34 million for the nine months ended September 30, 2024, as compared to an income tax benefit of $45 million for the prior year period. The effective tax rate of 17% for the nine months ended September 30, 2024 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible portion of share-based compensation expense, the tax receivable agreement fair value adjustment, and the seller earnout liability fair value adjustment. The effective tax rate of 19% for the nine months ended September 30, 2023 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible portion of share-based compensation expense, TRA fair value adjustment, and the seller earnout liability fair value adjustment. See Note 7 “Income Taxes” for additional information.
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
A reconciliation of Adjusted Net Income (Loss) From Continuing Operations and the computation of Adjusted Diluted Earnings Per Share From Continuing Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net Income (Loss) From Continuing Operations Attributable to Alight, Inc. (1)	$(44)	$(42)	$(167)	$(187)
Conversion of noncontrolling interest	—	2	(2)	(9)
Intangible amortization	70	69	210	210
Share-based compensation	11	29	59	93
Transaction and integration expenses (2)	21	6	57	16
Restructuring	12	15	45	63
(Gain) Loss from change in fair value of financial instruments	(23)	(36)	(54)	(11)
(Gain) Loss from change in fair value of tax receivable agreement	27	11	51	30
Other	6	1	8	2
Tax effect of adjustments (3)	(32)	(5)	(73)	(46)
Adjusted Net Income From Continuing Operations	$48	$50	$134	$161

Denominator:
Weighted average shares outstanding - basic	535,828,896	493,226,324	545,659,335	486,683,943
Dilutive effect of the exchange of noncontrolling interest units	—	—	560,433	—
Dilutive effect of RSUs	—	—	—	—
Weighted average shares outstanding - diluted	535,828,896	493,226,324	546,219,768	486,683,943
Exchange of noncontrolling interest units(4)	663,057	40,858,016	2,189,169	47,618,819
Impact of unvested RSUs(5)	7,358,510	9,161,197	7,358,510	9,161,197
Adjusted shares of Class A Common Stock outstanding - diluted(6)(7)	543,850,463	543,245,537	555,767,447	543,463,959

Basic (Net Loss) Earnings Per Share From Continuing Operations	$(0.08)	$(0.09)	$(0.31)	$(0.39)
Diluted (Net Loss) Earnings Per Share From Continuing Operations	$(0.08)	$(0.09)	$(0.31)	$(0.39)
Adjusted Diluted Earnings Per Share From Continuing Operations	$0.09	$0.09	$0.24	$0.30
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
(7)Excludes approximately 10.2 million and 28.5 million performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance conditions as of September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net Income (Loss) From Continuing Operations (1)	$(44)	$(40)	$(169)	$(196)
Interest expense	19	34	83	100
Income tax expense (benefit)	(9)	(14)	(34)	(45)
Depreciation	27	25	83	69
Intangible amortization	70	69	210	210
EBITDA From Continuing Operations	63	74	173	138
Share-based compensation	11	29	59	93
Transaction and integration expenses (2)	21	6	57	16
Restructuring	12	15	45	63
(Gain) Loss from change in fair value of financial instruments	(23)	(36)	(54)	(11)
(Gain) Loss from change in fair value of tax receivable agreement	27	11	51	30
Other	7	1	8	2
Adjusted EBITDA From Continuing Operations	$118	$100	$339	$331
Revenue	$555	$557	$1,652	$1,704
Adjusted EBITDA Margin From Continuing Operations (3)	21.3%	18.0%	20.5%	19.4%
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
Employer Solutions Results

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Employer Solutions Revenue
Recurring	$504	$497	$1,518	$1,535
Project	51	53	134	143
Total Employer Solutions Revenue	$555	$550	$1,652	$1,678
Employer Solutions Gross Profit	$174	$166	$523	$542
Employer Solutions Gross Profit Margin	31.4%	30.2%	31.7%	32.3%
Employer Solutions Adjusted Gross Profit	$200	$192	$604	$615
Employer Solutions Adjusted Gross Profit Margin	36.0%	34.9%	36.6%	36.7%

Employer Solutions Segment Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Employer Solutions Revenue
Employer Solutions revenue was $555 million for the three months ended September 30, 2024 as compared to $550 million for the prior year period. The overall increase of $5 million was primarily driven by increases in recurring revenues from higher volumes and Net Commercial Activity, partially offset by lower project revenue.
Employer Solutions Gross Profit and Adjusted Gross Profit
Employer Solutions gross profit was $174 million for the three months ended September 30, 2024 compared to $166 million for the prior year period. The increase of $8 million was driven by an increase in revenue and lower expenses related to productivity initiatives, partially offset by increases in costs associated with funding growth of current and future revenues. Employer Solutions adjusted gross profit for the three months ended September 30, 2024 increased $8 million to $200 million from $192 million in the prior year period, primarily driven by an increase in revenue and lower expenses related to productivity initiatives, partially offset by increases in costs associated with funding growth of current and future revenues.
Employer Solutions Segment Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Employer Solutions Revenue
Employer Solutions revenue was $1,652 million for the nine months ended September 30, 2024 as compared to $1,678 million for the prior year period. The overall decrease of $26 million was primarily driven by decreases in recurring revenues from lower volumes, Net Commercial Activity and project revenue.
Employer Solutions Gross Profit and Adjusted Gross Profit
Employer Solutions gross profit was $523 million for the nine months ended September 30, 2024 compared to $542 million for the prior year period. The decrease of $19 million was driven by a decrease in revenue and increases in costs associated with funding growth of current and future revenues, partially offset by lower expenses related to productivity initiatives. Employer Solutions adjusted gross profit for the nine months ended September 30, 2024 decreased $11 million to $604 million from $615 million in the prior year period, primarily driven by a decrease in revenue and increases in costs associated with funding growth of current and future revenues, partially offset by lower expenses related to productivity initiatives.

Gross Profit to Adjusted Gross Profit Reconciliation by Segment

	Three Months Ended September 30, 2024
(in millions)	Employer Solutions	Other	Total
Gross Profit	$174	$—	$174
Add: stock-based compensation	3	—	3
Add: depreciation and amortization	23	—	23
Adjusted Gross Profit	$200	$—	$200
Gross Profit Margin	31.4%	—%	31.4%
Adjusted Gross Profit Margin	36.0%	—%	36.0%

	Three Months Ended September 30, 2023
(in millions)	Employer Solutions	Other	Total
Gross Profit	$166	$—	$166
Add: stock-based compensation	7	—	7
Add: depreciation and amortization	19	—	19
Adjusted Gross Profit	$192	$—	$192
Gross Profit Margin	30.2%	—%	29.8%
Adjusted Gross Profit Margin	34.9%	—%	34.5%

	Nine Months Ended September 30, 2024
(in millions)	Employer Solutions	Other	Total
Gross Profit	$523	$—	$523
Add: stock-based compensation	11	—	11
Add: depreciation and amortization	70	—	70
Adjusted Gross Profit	$604	$—	$604
Gross Profit Margin	31.7%	—%	31.7%
Adjusted Gross Profit Margin	36.6%	—%	36.6%

	Nine Months Ended September 30, 2023
(in millions)	Employer Solutions	Other	Total
Gross Profit	$542	$(2)	$540
Add: stock-based compensation	21	—	21
Add: depreciation and amortization	52	2	54
Adjusted Gross Profit	$615	$—	$615
Gross Profit Margin	32.3%	(7.7)%	31.7%
Adjusted Gross Profit Margin	36.7%	—%	36.1%
LIQUIDITY AND CAPITAL RESOURCES
Executive Summary
Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.
We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our TRA and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at September 30, 2024 remains strong. We will continue to closely monitor and proactively manage our liquidity position in consideration of the evolving economic outlook and changing interest rate environment. In July 2024, we paid down $440 million of the Sixth Incremental Term Loans balance and we fully repaid the principal balance of $300 million Secured Senior Notes with proceeds from the sale of our Payroll and Professional Services business that closed on July 12, 2024. We expect to use the remainder of after-tax cash proceeds to return capital and general corporate purposes, including reinvestment into growth opportunities.
In August 2022, we established a repurchase program allowing for authorized share repurchases. In March 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock. As of September 30, 2024, the total remaining amount authorized for repurchase was $93 million.
On June 18, 2024, the Company announced that it entered into an accelerated share repurchase agreement (the "ASR") with Barclays Bank PLC (the "ASR counterparty") to repurchase $75 million of Alight's Class A Common Stock, as part of the Company's existing share repurchase program. On July 16, 2024, the Company made an initial payment of $75 million to the ASR counterparty and received an initial delivery of shares equal in value to 80% of the prepayment amount of $75 million, based on Alight’s closing share price as of the effective date of July 15, 2024. The final number of shares repurchased was based on the volume-weighted average price of Alight's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The ASR was settled on September 23, 2024, resulting in an additional delivery of 2,400,041 shares of Alight's Class A Common Stock.
On November 12, 2024 the Company announced that its Board of Directors approved a new quarterly dividend program. While the Company intends to continue paying regular cash dividends on a quarterly basis, any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors, whose decision will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.
During the three months ended September 30, 2024, the Company repurchased 10,563,306 shares of Alight's Class A Common Stock in aggregate for $75 million as part of the ASR.
During the nine months ended September 30, 2024, there were 20,697,906 Class A Common Stock shares repurchased under the Program inclusive of shares repurchased under the ASR discussed above.
Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.
The following table provides a summary of cash flows from continuing operating, investing, and financing activities for the periods presented.

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash provided by operating activities - continuing operations	$75	$226
Cash provided by (used in) investing activities - continuing operations	877	(114)
Cash used for financing activities - continuing operations	(1,028)	(135)
Operating Activities
Net cash provided by operating activities was $75 million for the nine months ended September 30, 2024 compared to $226 million for the nine months ended September 30, 2023. The decrease in cash provided by operating activities was primarily due to increased overhead expenses related to the sale of the Payroll and Professional Services business.
Investing Activities
Cash provided by investing activities increased $991 million to $877 million for the nine months ended September 30, 2024 from cash used in investing activities of $114 million for the prior year period, driven by net proceeds from the sale of Strada, partially offset by less capital expenditures.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2024 was $1,028 million as compared to cash used in financing activities of $135 million in the prior year. The primary drivers of cash used for financing activities were $759 million of debt repayments, $155 million of share repurchases, $62 million of TRA payments, $58 million of shares/units withheld in lieu of taxes, and $22 million of finance lease payments, partially offset by a $28 million net increase in fiduciary liabilities. The increase in fiduciary cash is primarily due to timing of client funding and subsequent disbursement of payments.
Cash, Cash Equivalents and Fiduciary Assets
At September 30, 2024, our continuing operations cash and cash equivalents were $300 million, a decrease of $24 million from December 31, 2023. Of the total balances of cash and cash equivalents as of September 30, 2024 and December 31, 2023, none of the balances were restricted as to use.
Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Condensed Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our continuing operations Fiduciary assets included cash of $262 million and $234 million at September 30, 2024 and December 31, 2023, respectively.
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
Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. For the nine months ended September 30, 2024, we paid $62 million related to the TRA and no further payments are expected to be made during the remainder of 2024. As of September 30, 2024, we expect to make payments of approximately $119 million in 2025 and in the range of $155 million in 2026.
Contractual Obligations and Commitments
In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $250 million over a 5-year term. There have been no other material changes to our obligations and commitments during the nine months ended September 30, 2024.
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
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, the Company's disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include any of the risks described in our Annual Report filed with the SEC on February 29, 2024 and in our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
In addition to the risk factors previously disclosed under "Part I, Item IA. Risk Factors" in the Annual Report and “Part II, Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q, each as discussed in the preceding paragraph, the following risk factor should be considered carefully in evaluating our Company and our business. Any of the following risks could materially and adversely affect our business financial condition and results of operations.

Although we currently pay a quarterly cash dividend, there can be no assurance that we will continue to declare and pay cash dividends in any particular amount or at all.
Our Board of Directors has adopted a dividend program, pursuant to which we intend to pay a cash dividend on our Class A Common Stock on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board of Directors and our dividend may be discontinued or reduced at any time. Additionally, because we are a holding company with no material assets other than its direct and indirect ownership of equity interests in Alight Holdings, the Company has no independent means of generating revenue or cash flow, and our ability to pay cash dividends is dependent on the financial results and cash flows of Alight Holdings and its subsidiaries and the distributions that we receive from Alight Holdings. A reduction in, or cessation of, our quarterly dividend payments could have a negative effect on our reputation and could cause the market price of our Class A Common Stock to decline significantly. In addition, the payment of dividends is a use of cash, which may reduce the availability of cash for other business purposes, including investments, acquisitions, or repayment of indebtedness.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding purchases of our Class A Common Stock that were made by us during the three months ended September 30, 2024.

	Total number of shares purchased	Average price paid per share(1)(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
Beginning repurchase authority				$168
July 1, 2024 through July 31, 2024	8,163,265	$—	8,163,265	93
August 1, 2024 through August 31, 2024	—	—	—	93
September 1, 2024 through September 30, 2024	2,400,041	—	2,400,041	93
Balance as of September 30, 2024	10,563,306	$—	10,563,306	$93
_________________________________________________________
(1)Average price paid per share for open market purchases includes broker commissions.
(2)On June 18, 2024, we entered into an accelerated share repurchase agreement (the "ASR") with Barclays Bank PLC (the "ASR counterparty") to repurchase $75 million of Alight's Class A Common Stock, as part of the Company's existing share repurchase program. On July 16, 2024, we made an initial payment of $75 million to the ASR counterparty and received an initial delivery of shares equal in value to 80% of the prepayment amount of $75 million, based on Alight’s closing share price as of the effective date of July 15, 2024. The final number of shares repurchased was based on the volume-weighted average price of Alight's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The ASR was settled on September 23, 2024, resulting in an additional delivery of 2,400,041 shares of Alight's Class A Common Stock. The Company repurchased in total 10,563,306 shares of Alight's Class A Common Stock for $75 million at an average price of $7.10 as part of the ASR. For additional information, see Note 9 in "Part I. Financial Information - Item 1. Financial Statements" in this report.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements

During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated, or modified a Rule 10b5-1 trading arrangement, or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
10.1
Employment Agreement, dated as of August 25, 2024, by and between the Company, Alight Solutions LLC and David D. Guilmette (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 26, 2024).

10.2
Transition Agreement, dated as of August 23, 2024, by and between the Company, Alight Solutions LLC and Stephan Scholl (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 26, 2024).

10.3
Amended and Restated Employment Agreement, dated as of October 17, 2024, by and between the Company, Alight Solutions LLC and David D. Guilmette (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 18, 2024).

10.4*	Notice of Time-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 1, 2024.
10.5*	Notice of Performance-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 1, 2024.
10.6*	Amendment to Notice of Time-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 17, 2024.
10.7*	Amendment to Notice of Performance-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 17, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Alight, Inc.
(Registrant)

Date: November 12, 2024	By:	/s/ Jeremy Heaton
Jeremy Heaton
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)