Form 10-K
period 2024-12-31
Alight, Inc. / Delaware
filed 2025-02-27
CIK 1809104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 28, 2024 (the last business day of the registrant's most recent completed second fiscal quarter, was $3,103,536,942.
As of February 17, 2025, the registrant had 532,668,799 shares of Class A Common Stock, par value $0.0001 per share, 4,955,297 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,955,297 shares of Class B-2 Common Stock, par value $0.0001 per share, and 510,237 shares of Class V Common Stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Disclaimer Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements that relate to expectations regarding future financial performance, and business strategies or expectations for our business. Forward-looking statements can often be identified by the use of words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” or similar expressions or the negative thereof. These forward-looking statements are based on information available as of the date of this report and the Company’s management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements identified under “Risk Factors” in Part I, Item 1A. of this Annual Report. These statements are based on assumptions that may not come true and are subject to significant risks and uncertainties.
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our business, financial condition, results of operations, and prospects. A summary of the principal factors that create risk in investing in our securities and might cause actual results to differ is set forth below:
•our ability to successfully execute the next phase of our strategic transformation, including our ability to effectively and appropriately separate the Payroll and Professional Services business;
•declines in economic activity in the industries, markets, and regions our clients serve, including as a result of macroeconomic factors beyond our control, heightened interest rates or changes in monetary, trade and fiscal policies;
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
•compliance with applicable laws or regulations, including changes thereto;
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
•past and prospective acquisitions, including the failure to successfully integrate operations, personnel, systems, technologies and products of the acquired companies, adverse tax consequences of acquisitions or divestitures, greater than expected liabilities of the acquired companies and charges to earnings from acquisitions;
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
•provisions in our governing documentation that could discourage acquisition bids or merger proposals;
•the payment or nonpayment of dividends and/or repurchases of our common stock;
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
Alight is a technology-enabled services company delivering human capital management solutions to many of the world’s largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g., health, wealth and leaves benefits) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, our intuitive, cloud-based employee engagement platform. Through Alight Worklife, the Company believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.
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
Payroll and Professional Services Divestiture
On July 12, 2024 Alight completed the previously announced sale (the "Divestiture") of Alight’s Professional Services segment and Alight’s Payroll & HCM Outsourcing business within the Employer Solutions segment (collectively, the “Divested Business”). In connection with the Divestiture, the Company received (a) $1.0 billion in cash at closing, (b) a note with an aggregate principal amount of $50 million, and a fair value of $35 million as of July 12, 2024 issued at closing (the “Seller Note”) and (c) contingent upon the financial performance of the divested business for the 2025 fiscal year, a note with an aggregate principal amount of up to $150 million and an initial fair value of $43 million as of July 12, 2024. See Note 4, “Discontinued Operations” within the Consolidated Financial Statements for additional information regarding the Divestiture.
Principal Services and Segment
We currently operate under one reportable segment, Employer Solutions. Employer Solutions is driven by our Alight Worklife platform, and includes integrated benefits administration, healthcare navigation, financial wellbeing, leave of absence management and retiree healthcare. We leverage data across numerous interactions and activities to improve the employee experience, reduce the operational costs and better inform management processes and decision-making. Our clients' employees benefit from an integrated platform and user experience, coupled with a full-service customer care center, helping them manage the full life cycle of their health, wealth, and wellbeing.
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

Technology
We deliver our solutions through a set of proprietary and partner technologies, a well-developed network of providers and a structured approach to instill and sustain enterprise-wide practices of excellence. With this in mind, there are four layers to our technology strategy, all reinforced with a critical security framework:
•Omnichannel customer experience layer that drives a personalized approach for customers within our front-end user interface.
•AI and analytics layer that uses data from our transactional systems, combined with client and third-party data to drive insights for clients.
•Core transaction layer that records participant decisions and powers our health and wealth systems.
•Infrastructure layer to provide security, stability and performance across our application landscape.
Seasonality
Due to buying patterns and delivery of certain products in the markets we serve, particularly given the timing of annual benefits enrollment, our revenues tend to be higher in the second half of each year.
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
Clients
We serve a broad range of clients, including Fortune 500 companies, public institutions and mid-market businesses, and seek to establish high-quality, strong, long-term relationships with our clients. We are well-diversified with strong representation across myriad key market sectors. We proactively solicit client feedback through ongoing surveys and client councils held throughout the year, and we use this critical feedback to inform our research and development, enhance our client services and correct course when necessary. Through these surveys, we have learned that clients value the strength and depth of our relationships, scale and breadth of our solutions and our commitment to innovation and continuous improvement.
Competition
The markets for our solutions are competitive, rapidly evolving and fragmented. Our business faces competition from other global and national companies. The market for our solutions is subject to change as a result of economic, regulatory and legislative changes, technological developments, shifting client needs, and increased competition from established and new competitors.
We do not believe there is any single competitor with the breadth of our solutions, and thus our competitors vary for each of our solutions. Our primary competitors include Accolade, ADP, bswift, Businessolver, Conduent, Empower, Fidelity, Included Health, HealthEquity, Mercer, Personify, Sedgwick, Quantum Health, Voya, and WTW.
We compete primarily on the basis of product and service quality, technology, breadth of offerings, ease of use and accessibility of technology, data protection, innovation, trust and reliability, price and reputation.
Human Capital Management
As of December 31, 2024, we employed more than 9,500 colleagues, approximately 90% of whom were located in North America. In the United States, 66% of our colleagues identified as female and 42% of our colleagues self-identified as a minority group. We believe that our relations with our colleagues in all locations are positive.
Attracting, developing, and retaining talent is critical to executing our strategy and our ability to compete effectively. We believe in cultivating a healthier workforce by creating an environment where our colleagues have every opportunity to thrive, as we support their wellbeing with fair and market-competitive pay and benefits and invest in their growth and development.
We also value feedback from our colleagues and regularly survey them to understand how they feel about the company and subsequently take appropriate actions, if necessary, and employ employee engagement best practices to improve their work experience. Our efforts have resulted in being recognized as a Great Place to Work® for the seventh consecutive year and being listed among the top 100 companies for remote workers by Flexjobs.
Employee Wellbeing
At Alight, we know that to improve others' lives, we must also strive to enrich the wellbeing of our employees. Alight’s employees bring a diverse set of skills, perspectives and life experiences that enable them to deliver the world-class service our clients—and their employees—have come to expect. Our commitment to Alight’s employees is to enable them to live the best lives possible—at work, home and out in their communities. We provide them with tools and resources to help them attain their wellbeing goals across the key pillars of mind, body, wallet and life. From financial planning and support navigating the health care landscape to mental health resources and career growth through training and development opportunities, we seek to enrich our people’s lives, so they can in turn help our clients’ people improve theirs.
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

Information about our Executive Officers
The executive officers of the Company as of February 27, 2025 were as follows:

Name	Age	Position
David D. Guilmette	63	Chief Executive Officer and Vice Chair
Jeremy J. Heaton	48	Chief Financial Officer
Allison P. Bassiouni	49	Chief Delivery Officer
Deepika Duggirala	50	Chief Technology Officer
Martin T. Felli	57	Chief Legal Officer and Corporate Secretary
Gregory A. George	54	Chief Commercial Officer, North America
Robert W. Sturrus	48	Chief Client Officer
David D. Guilmette has served as a member of the Alight board of directors (the “Board”) since May 2024, and as Vice Chair of the Board since July 2024. Mr. Guilmette was a member of the audit committee of the Board from May 2024 until his appointment as Chief Executive Officer in August 2024. Additionally, Mr. Guilmette has served as the co-founder of WorldClass Health since March 2024. Mr. Guilmette most recently served in a number of senior leadership roles at Aon plc (NYSE: AON) (“Aon”) between November 2019 to March 2024, including strategic advisor to the CEO and President of Aon from February 2023 to March 2024 and CEO of Aon’s Global Health Solutions from November 2019 to January 2023. Before joining Aon, Mr. Guilmette served as President of Cigna Group’s (NYSE: CI) (“Cigna”) Global Employer segment from July 2012 to November 2019 and President of Cigna’s National, Pharmacy & Product division from 2010 to 2012. During Mr. Guilmette’s tenure with Cigna, he served on the Board of Managers of Cigna Ventures LLC and on Cigna’s Innovation Advisory Board as chair. Prior to joining Cigna, Mr. Guilmette served as a Managing Director at Towers Perrin (n/k/a Willis Towers Watson PLC) (Nasdaq: WTW) between February 2005 to February 2010. Since August 2023, Mr. Guilmette has served on the board of SwordHealth. Mr. Guilmette holds a B.A. in Political Science from University of Chicago
Jeremy J. Heaton has served as Alight’s Chief Financial Officer since May 2024. As Chief Financial Officer, Mr. Heaton leads day-to-day financial activities and is responsible for driving financial strategy and operational management. Previously, Mr. Heaton served as the Company’s Operating Chief Financial Officer from August 2023 to May 2024 and as Executive Vice President of Finance from May 2020 through August 2023.Prior to joining Alight, Mr. Heaton spent over 20 years at General Electric in global financial management with a focus in corporate finance, strategic planning, and mergers and acquisitions. From July 2018 to May 2020, Mr. Heaton served as the Transition Leader for GE Healthcare, where he led the sale of the biopharma business for $21 billion. From January 2003 to June 2018, Mr. Heaton served in a number of capacities for GE, including as Chief Financial Officer, Office of the Board from January 2018 to June 2018 and Chief Financial Officer, GE Industrial Finance from January 2016 to December 2017. Mr. Heaton holds a B.S. in Finance from the University of Florida.
Allison P. Bassiouni has served as Alight’s Chief Delivery Officer since January 2025. Prior to her appointment as Chief Delivery Officer, Ms. Bassiouni served from June 2023 until December 2024 as Alight’s Executive Vice President, Customer Experience and Delivery, from February 2022 until June 2023 as Alight’s Senior Vice President, Health Delivery and as Vice President, Benefits Delivery at Alight from May 2017 until February 2022. Prior to joining Alight, Ms. Bassiouni served as Vice President, Benefits Delivery at Aon Hewitt from January 2013 until April 2017 and as Senior Director, Benefits Delivery from June 1998 until December 2012. Ms. Bassiouni has served as the President of the GLP Foundation since October 2018. Ms. Bassiouni holds a BBA in Business Management from Texas A&M University.
Deepika Duggirala has served as Alight’s Chief Technology Officer since January 2025. Ms. Duggirala has over 25 years of technology leadership experience across enterprise software, mobile platforms, and digital transformation initiatives. Prior to her appointment as Chief Technology Officer, Ms. Duggirala served as EVP of Technology at Alight from June 2023 until December 2024. Prior to joining Alight, Ms. Duggirala served as SVP of Global Technology Platforms at TransUnion, where she led strategic technology initiatives, from May 2020 until June 2023. Ms. Duggirala served as Vice President, Engineering at Yello from September 2018 until March 2020 and as Senior Vice President, Engineering at SPINS from June 2014 until September 2018. Her extensive career includes leadership roles at SAP Labs as Vice President of Development for SAP Mobile Platform from March 2012 until June 2014, and prior to that nearly a decade at Motorola Inc., where she progressed from Software Engineer to Engineering Project Manager. Ms. Duggirala has served as an advisory board member at Modal Learning, an early-stage e-learning platform, since November 2022. Ms. Duggirala has also served as a member of the board of trustees of Quest Academy since January 2024. Ms. Duggirala holds an MS in Electrical and Computer Engineering from Rutgers University and a BE in Electronics Engineering from Nagpur University.

Martin T. Felli has served as Alight’s Chief Legal Officer and Corporate Secretary since January 2023. Mr. Felli has more than 28 years of legal experience. Prior to joining Alight, Mr. Felli served as Executive Vice President, Chief Legal and Chief Administrative Officer at Blue Yonder Holding, Inc., a Blackstone Inc. (“Blackstone”) and New Mountain Capital (“New Mountain”) sponsored company, from 2018 to April 2022. Prior to that, Mr. Felli held other key legal leadership roles at Blue Yonder from 2013 to 2018, was General Counsel and Corporate Counsel at Ecotality, Inc., from 2011 to 2013, and held additional senior legal positions across a broad range of organizations including Clear Channel Outdoor, Inc., from 2006 to 2011, and HBO, from 2000 to 2004. Mr. Felli holds a juris doctor degree from the University of Pennsylvania Law School and a B.A. magna cum laude from Baruch College.
Gregory A. George has served as Alight’s Chief Commercial Officer at Alight since June 2023. Prior to joining Alight, Mr. George served as senior vice president and head of sales of Ceridian, from January 2021 to June 2023. In this role, Mr. George oversaw the growth of the company’s Human Capital Management ("HCM") platform and was responsible for Ceridian’s go to market strategy and worked alongside the leadership team to execute the company’s transformation strategy. From June 2007 to January 2021, Mr. George worked in a number of capacities at Oracle, where he most recently serviced as group vice president, responsible for national sales operations for the company’s enterprise resource planning, enterprise performance management, and supply chain management business units. Mr. George holds a bachelor’s degree from Butler University and has completed executive education programs at the University of Michigan’s Ross School of Business, IESE Business School University of Navarra, Barcelona, Spain, and the George Mason University School of Business in Virginia.
Robert W. Sturrus has served as Alight’s Chief Client Officer since January 2025. Prior to his appointment as Chief Client Officer, Mr. Sturrus served as Alight’s Executive Vice President, Wealth Solutions from May 2017 through December 2024. Prior to joining Alight, Mr. Sturrus served in a number of capacities in Aon Hewitt and Hewitt Associates, most recently with Aon Hewitt as Senior Vice President, Defined Benefits from April 2016 to April 2017 and as Vice President, Benefits Delivery from October 2011 to April 2017. Mr. Sturrus holds a BS from Wake Forest University.
Item 1A. Risk Factors.
RISK FACTORS
In addition to the other information in this Annual Report, the following risk factors should be considered carefully in evaluating our Company and our business. Any of the following risks could materially and adversely affect our business financial condition and results of operations.
Risks Related to Our Business and Industry
If we are unable to successfully execute the next phase of our strategic transformation, including our ability to effectively and appropriately separate the Divested Business, we may experience operational disruptions, which could negatively affect our business, financial condition and results of operations.
On July 12, 2024, the Company completed the Divestiture of Alight’s Professional Services segment and Alight’s Payroll & HCM Outsourcing business within the Employer Solutions segment. Completing the Divestiture was a pivotal stage in our transformation as a technology-enabled services company with a renewed focus on employee wellbeing and benefits. Our strategic transformation has also entailed other initiatives, such as revised capital allocation priorities and changes among our management team. Implementing the Divestiture and the other changes required to effectuate our strategic transformation can be complex, costly and time-consuming and may also result in unanticipated issues, such as additional expenses, competitive responses, employee turnover or impact on our commercial relationships. Even if such initiatives are implemented successfully, the full benefits may not be realized within the desired timeframe or at all. As a result of the Divestiture, the Company’s diversification of revenue sources diminished, and the Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of the concentration of its business. The failure to meet the challenges involved in implementing our go-forward business after the Divestiture and the other aspects of our strategic transformation could result in a material adverse impact on our business, results of operations and financial condition.
Additionally, pursuant to the Divestiture, we entered into an agreement whereby we have begun to provide various transition services to the buyer of the Divested Business for specified periods. In the course of performing our obligations under such agreement, we will continue to allocate certain of our resources, including assets, facilities, equipment and the time and attention of our management and other teammates, for the benefit of the Divested Business and not ours, which may negatively impact our financial condition or results of operations. A portion of the consideration received for the sale of the Divested business is contingent on the financial performance of the Divested Business. If the Divested Business does not meet certain performance metrics for the 2025 fiscal year, we will receive less consideration in the future than may have been or may currently be projected by fair value measurements. See Note 4 “Discontinued Operations” for more information on the fair value measurement of the contingent consideration.
If the Divested Business is not successfully separated, or if we experience delays or disputes during the process of separation, investor confidence could decline. Any such delays or disputes may result in negative publicity, protracted litigation, may affect our relationships with our clients and other business partners and may cause us to incur significant costs, including legal fees, advisor fees and other related costs, without any commensurate benefit. Accordingly, if the Divested Business is not separated successfully, our business, results of operations and financial condition may be materially adversely affected.
An overall decline in economic activity could adversely affect the financial condition and results of operations of our business.
The results of our business are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries, markets and regions these clients serve. The level of economic activity may be affected by unforeseen events, such as adverse weather conditions, natural disasters (including those as a result of climate change), catastrophic events, war (including the ongoing conflict between Russia and Ukraine), terrorism or public health conditions. Additionally, substantial changes to trade (including the imposition of tariffs or trade disputes), inflation rates, interest rates, currency exchange rates, monetary and fiscal policies, political conditions, employment rates (including as a result of an increasingly competitive job market), limitations on a government's spending and/or ability to issue debt, and constriction and volatility in the credit markets, may occur and would affect our business. Economic downturns in some markets, or challenging financial markets and increased funding costs, may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and/or collectability of receivables could be adversely affected. Our contracts also depend upon the number of our clients’ employees or the number of participants in our clients’ employee benefit plans. If our clients become financially less stable, change their staffing models, enter bankruptcy, liquidate their operations or consolidate, that could result in layoffs or other reductions in the number of participants in our clients’ employee benefit plans. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resource (“HR”) functions. Reduced demand for our services could increase price competition and have an adverse effect on our financial condition or results of operations.
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
We rely on the efficient, uninterrupted and secure operation of complex information technology systems, and networks and data centers, some of which are outsourced to third-party providers, including cloud infrastructure service providers such as Amazon Web Services (AWS) and Microsoft Azure Cloud. We do not have control over the operations of such third parties. We also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by our data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the availability and processing of our solutions and related services and the experience of our clients. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. In addition, any financial difficulties faced by our third-party data center’s operator or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. These facilities are vulnerable to damage or interruption from catastrophic events, such as earthquakes, hurricanes, floods, fires, cyber security attacks (including "ransomware" and phishing attacks), terrorist attacks, power losses, telecommunications failures and similar events. The risk of cyber-attacks could be exacerbated by geopolitical tensions, including the ongoing Russia-Ukraine conflict, or other hostile actions taken by nation-states and terrorist organizations. While we have adopted, and continue to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The occurrence of a natural disaster (or other extreme weather as a result of climate change or otherwise) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services and solutions. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services, or our own systems could negatively impact our relationships with clients and adversely affect our business and could expose us to third-party liabilities. Any errors, defects, disruptions or other performance problems with our information technology systems including any changes in service levels at our third-party data center could adversely affect our reputation and may damage our clients’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, subject us to potential liability or other expenses or adversely affect our renewal rates.
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
One of our significant responsibilities is to maintain the security, including cybersecurity, and privacy of our employees’ and clients’ confidential and proprietary information and the confidential information about clients’ employees’ health, financial and wellbeing information and other personally identifiable information. However, all information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, malware, hacking, fraudulent use attempts, “ransomware” and phishing attacks and security breaches. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. Despite our efforts, from time-to-time, we and our third-party vendors experience attacks and other cyber-threats to our systems and networks and have from time-to-time experienced cyber security incidents such as computer viruses, unauthorized parties gaining access to our information technology systems and similar matters, which to date have not had a material impact on our business. These attacks can seek to exploit, among other things, known or unknown vulnerabilities in technology included in our information systems or those of third-party providers. Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party providers may be unable to anticipate these techniques or implement sufficient preventative measures. If we, or our third-party providers, are unable to efficiently manage the vulnerability of our systems and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. For example, there has been a stark increase in new financial fraud schemes akin to ransomware attacks on large companies whereby a cybercriminal installs a type of malicious software, or malware, that prevents a user or enterprise from accessing computer files, systems, or networks and demands payment of a ransom for their return. Cyber criminals may also attempt to fraudulently induce employees, clients or other users of our systems to disclose sensitive information in order to gain access to our data or that of our clients or users. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, have experienced and in the future may continue to become subject to the same types of security breaches. In the future, these types of incidents could result in intellectual property or other confidential information being lost or stolen, including client, employee or business data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.
We have implemented various measures to manage our risks related to system and network security and disruptions. Nevertheless, an actual or perceived security breach, a failure to make adequate disclosures to the public or law enforcement agencies following any such event or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose clients, adversely impact our operations, sales and operating results and require us to incur significant expense to address and remediate or otherwise resolve such issues.
We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. These include, for example, the appropriate encryption of information, the use of anti-virus, anti-malware and other protections. Nonetheless, we cannot eliminate the risk of human error or inadequate safeguards against employee or vendor malfeasance or cyber-attacks that could result in improper access to, misappropriation, destruction or disclosure of confidential, personal or proprietary information and we may not become aware in a timely manner of any such security breach. Such unauthorized access, misappropriation, destruction or disclosure could result in the loss of revenue, reputational damage, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. Furthermore, our clients may be reluctant to continue our services delivered through our information technology systems and networks following an actual or perceived security breach due to concerns regarding transaction security, user privacy, the reliability and quality of internet service and other reasons. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business. Additionally, in order to maintain the level of security, service and reliability that our clients require, we may be required to make significant additional investments in technology and our methods of delivering services.
In many jurisdictions, including North America and the European Union, we are subject to laws and regulations relating to the collection, use, retention, security and transfer of information including the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the HIPAA regulations governing, among other things, the privacy, security and electronic transmission of individually identifiable protected health information, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and the European Union General Data Protection Regulation (“GDPR”). California also enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”) and the related California Privacy Rights Act (“CPRA”), that afford California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. Over a dozen U.S. states have similarly enacted comprehensive privacy laws and these laws emulate the CCPA and CPRA in many respects. We anticipate federal and state regulators to continue to consider and enact regulatory oversight initiatives and legislation related to privacy and cybersecurity. These and other similar laws and regulations are frequently emerging and changing in addition to becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability and damage to our reputation in the marketplace. Further, regulatory initiatives in the area of data protection frequently include provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
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
During fiscal year 2024, a stockholder activist nominated four directors to our board of directors, which resulted in the incurrence of unexpected costs and a diversion of time and resources. If faced with a proxy contest or other potential actions by activist stockholders in the future, responding to these actions could be costly and time-consuming, disrupt the Company's operations and divert the attention of our Board of Directors, management and employees. In addition, activist stockholder initiatives could result in perceived uncertainties as to the Company’s future direction, strategy or leadership, which may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees and other strategic partners and cause our stock price to experience periods of volatility.
We rely on assumptions and estimates to calculate certain of our reported measures, and real or perceived inaccuracies in such measures may harm our reputation and negatively affect our business.
Certain of the measures we disclose publicly, including our “annual recurring revenue,” “revenue under contract” and “bookings” measures, are calculated using metrics tracked by our internal teams. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in deriving contract-based measures and our measure may differ from similar terms used by other companies. For example, an engagement accounted for in calculating one of these measures could abruptly end for reasons out of our control. If we determine that we can no longer calculate these metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business or revenue may be harmed. In addition, if investors do not perceive our metrics to be accurate representations of our business prospects, or if we discover material inaccuracies in our metrics, our reputation may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.
Compliance with laws and regulations applicable to us or to the HR benefits that we administer for our clients including changes in such laws and regulations, their application and their interpretation, could have an adverse effect on our business.
Our business is subject to extensive legal and regulatory oversight throughout the world including a variety of laws, rules, and regulations addressing, among other things, licensing, data privacy and protection, wage and hour standards, employment and labor relations, occupational health and safety, environmental matters, anti-competition, anti-corruption, anti-money laundering, language requirements, economic sanctions, currency, reserves and government contracting. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance; by limiting or restricting the products or services we sell, the markets we enter, the methods by which we sell our services, the prices we can charge for our services, and the form of compensation we can accept from our clients and third parties; or by subjecting our business to the possibility of legal and regulatory actions or proceedings.
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
In addition, certain laws and regulations, such as the U.S. Foreign Corrupt Practices Act and similar laws in other jurisdictions in which we operate, could impact our operations outside of the legislating country by imposing requirements for the conduct of overseas operations, and in a number of cases, requiring compliance by foreign subsidiaries. We are also subject to economic and trade sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control ("OFAC"), which prohibit or restrict transactions or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially designated.
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
The complexity of the laws and regulations themselves, the development of new laws and regulations, changes in application or interpretation of laws and regulations and our continued operational changes and development into new jurisdictions and new service offerings also increases our legal and regulatory compliance complexity as well as the type of governmental oversight to which we may be subject. These changes in laws and regulations could mandate significant and costly changes to the way we implement our services and solutions or could impose additional licensure requirements or costs to our operations and services, or limit our ability to mitigate risk. In addition, new regulatory or industry developments could create an increase in competition that could adversely affect us. These potential developments include:
•changes in regulations relating to health and welfare plans including potential challenges or changes to the Patient Protection and Affordable Care Act, expansion of government-sponsored coverage through Medicare or the creation of a single payer system, or changes to the employee tax exclusion and/or employer deduction for employer-provided healthcare benefits;
•changes in regulations relating to defined contribution, defined benefit plans, and Individual Retirement Accounts (“IRAs”), including retirement plan and pension reform that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators or have an unfavorable effect on our ability to earn revenues from these products and services;

•additional requirements respecting data privacy and data usage in jurisdictions in which we operate that may increase our costs of compliance and potentially reduce the manner in which data can be used by us to develop or further our product offerings;
•changes in regulations relating to fiduciary rules;
•changes in federal or state regulations relating to marketing and sale of Medicare plans, Medicare Advantage and Medicare Part D prescription drug plans;
•changes to regulations of producers, brokers, agents or third-party administrators such as the Consolidated Appropriations Act of 2021, that may alter operational costs, the manner in which we market or are compensated for certain services or other aspects of our business;
•changes to, or new, federal, state or provincial regulations relating to leave of absence programs or short-term or long-term disability plans, which could create more difficult and complex delivery requirements for our business leading to increased operational costs or increased enforcement and litigation for potential violations, including greater penalties for administrative errors; and
•additional regulations or revisions to existing regulations promulgated by other regulatory bodies in jurisdictions in which we operate.
For example, there have been, and likely will continue to be, legislative and regulatory proposals and executive actions at the federal and state levels directed at addressing the availability of healthcare and containing or lowering the cost of healthcare. Although we cannot predict the ultimate content or timing of any healthcare reform legislation or executive action, potential changes resulting from any amendment, repeal or replacement of these programs, including any reduction in the future availability of healthcare insurance benefits, could adversely affect our business and future results of operations. Further, the federal government from time to time considers retirement plan and pension reform legislation, which could negatively impact our sales of defined benefit or defined contribution plan products and services and cause sponsors to discontinue existing plans for which we provide administrative or other services. Certain tax-favored savings initiatives that have been proposed could hinder sales and persistency of our products and services that support employment-based retirement plans.
Our services are also the subject of ever-evolving government regulation, either because the services provided to or business conducted by our clients are regulated directly or because third parties upon whom we rely to provide services to our clients are regulated, thereby indirectly impacting the manner in which we provide services to those clients. Changes in laws, government regulations or the way those regulations are interpreted in the jurisdictions in which we operate could affect the viability, value, use or delivery of benefits and HR programs, including changes in regulations relating to health and welfare plans (such as medical), defined contribution plans (such as 401(k)), or defined benefit plans (such as retirement plans or pensions) or IRAs, may adversely affect the demand for, or profitability of, our services.
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
Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology in driving value for our clients or gaining internal efficiencies, or if investments in innovative product offerings fail to yield sufficient return to cover their costs.
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
We are continually developing and investing in innovative and novel service offerings, which we believe will address needs that we identify in the markets. In some cases, these new offerings may require new or unique pricing structures, which may include performance guarantees or fees at risk that differ significantly from our historical practices. These initiatives carry the risks associated with any new solution development effort, including cost overruns, delays in delivery and implementation and performance issues. There can be no assurance that we will be successful in developing, marketing and selling new solutions or enhancements that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, implementation, introduction and marketing of these solutions or enhancements, or that our new solutions and enhancements will adequately meet the demands for the marketplace and achieve market acceptance. Any of these developments could have an adverse impact on our future revenue and/or business prospects. Nevertheless, for those efforts to produce meaningful value, we are reliant on a number of other factors, some of which are outside of our control, to deem them suitable, and whether those parties will find them suitable will be subject to their own particular circumstances.
Issues relating to the use of new and evolving technologies, such as Artificial Intelligence and Machine Learning, in our offerings may result in reputational harm and liability.
A quickly evolving social, legal and regulatory environment may cause us to incur increased operational and compliance costs, including increased research and development costs, or divert resources from other development efforts, to address potential issues related to usage of AI and ML. We are increasingly building AI and ML into many of our offerings including in our generative AI-enhanced Search and Chat functions for Alight Worklife as well as our intelligent document processing tools. As with many cutting-edge innovations, AI and ML present new risks and challenges, and existing laws and regulations may apply to us in new ways, the nature and extent of which are difficult to predict. The risks and challenges presented by AI and ML could undermine public confidence in AI and ML, which could slow its adoption and affect our business. We incorporate AI and ML into our offerings for use cases that could potentially impact civil, privacy, or employment benefit rights. Failure to adequately address issues that may arise with such use cases could negatively affect the adoption of our solutions and subject us to reputational harm, regulatory action, or legal liability, which may harm our financial condition and operating results. Potential government regulation related to AI, including relating to ethics and social responsibility, may also increase the burden and cost of compliance and research and development. Employees, clients, or clients’ employees who are dissatisfied with our public statements, policies, practices, or solutions related to the development and use of AI and ML may express opinions that could introduce reputational or business harm, or legal liability.
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
We are subject to, and may become a party to, various claims, lawsuits or other proceedings that arise in the ordinary course of our business. Our business is subject to the risk of litigation or other proceedings involving current and former employees, clients, partners, suppliers, shareholders or others. For example, participants in our clients’ benefit plans could claim, and have claimed, that we did not adequately protect their data or secure access to their accounts. Regardless of the merits of the claims, the cost to defend these claims may be significant, and such matters can be time-consuming and divert management’s attention and resources. The outcomes of such matters in the ordinary course of our business are inherently uncertain, and adverse judgments or settlements could have a material adverse impact on our financial position or results of operations. In addition, we may become subject to future lawsuits, claims, audits and investigations, or suits, any of which could result in substantial costs and divert our attention and resources. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. See Note 20, “Commitments and Contingencies” within the Consolidated Financial Statements for further information regarding our active legal matters.
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
We may not successfully identify additional suitable investment opportunities. We expect to continue pursuing strategic and targeted acquisitions, investments and joint ventures to enhance or add to our skills and capabilities or offerings of services and solutions, or to enable us to expand in certain geographic and other markets. There can be no assurance that pursuing strategic opportunities will result in any transactions or arrangements, and even if we do consummate a transaction or arrangement, there is no guarantee that such development will be accretive to our financial condition or results of operations. For more information on recent acquisitions, see Note 4, "Acquisitions" within the Consolidated Financial Statements.
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
We periodically evaluate, and have engaged in, the disposition of assets and businesses, such as the Divestiture. Dispositions could involve difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention, the disruption of our business and the potential loss of key employees. After reaching an agreement with a buyer for the disposition of a business, the transaction may be subject to the satisfaction of pre-closing conditions, including obtaining necessary regulatory and government approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Dispositions may also involve continued financial involvement in or liability with respect to the divested assets and businesses, such as indemnities or other financial obligations, in which the performance of the divested assets or businesses could impact our results of operations. Any disposition we undertake could adversely affect our results of operations.
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
We depend upon the members of our senior management team who possess extensive knowledge and a deep understanding of our business. The unexpected loss of any of our senior management team could have a disruptive effect adversely impacting our ability to manage our business effectively and execute our business strategy. Competition for experienced professional personnel is intense, particularly for technology professionals in the areas in which we operate, and we are constantly working to retain and attract these professionals. If we cannot successfully do so, our business, operating results and financial condition could be adversely affected. We must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of personnel retention. While we have plans for key management succession and long-term compensation plans designed to retain the senior employees, and continue to review and update those plans, if our succession plans do not operate effectively, particularly in an increasingly competitive job market, our business could be adversely affected. In addition, we have experienced turnover in our senior management team in recent years. Changes to strategic or operating goals, which sometimes occur with the appointment of new leaders, may create uncertainty, may negatively impact our ability to execute effectively, and may ultimately be unsuccessful.
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
Our business performs, among other things, retirement and health plan administration and related services for certain clients. Consequently, at any given time, we may be holding or directing funds of our clients and their employees, while benefit plan payments are processed. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions or errors relating to transaction processing. A single significant incident of fraud could result in financial and reputational damage to us, which could reduce the use and acceptance of our products and services or cause our clients and/or partners to cease doing business with us. We are also potentially at risk in the event the financial institution in which these funds are held suffers any kind of insolvency or liquidity event or fails, for any reason, to deliver their services in a timely manner. The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.
Our global operations expose us to various international risks that could adversely affect our business.
Our operations are conducted globally. Accordingly, we are subject to legal, economic and market risks associated with operating in, and sourcing from, foreign countries, including:
•difficulties in staffing and managing our offices, such as unexpected wage inflation, worker attrition, visa requirements, or job turnover, increased travel and infrastructure costs, as well as legal and compliance costs associated with multiple international locations;
•fluctuations or unexpected volatility in foreign currency exchange rates and interest rates;
•imposition or increase of investment and other restrictions by foreign governments;
•extensive and sometimes conflicting regulations in the countries in which we do business;
•restrictions on the import and export of technologies; and
•trade barriers, tariffs or sanctions laws.
If we are unable to manage the risks of our global operations, our results of operations could be materially adversely affected.

Our global delivery capability is concentrated in certain key operational centers, which may expose us to operational risks.
Our business model is dependent on our global delivery capability, which includes employees and third-party personnel based at various delivery centers around the world. While these delivery centers are located throughout the world, we have based large portions of our delivery capability in India, Poland and the Philippines. Concentrating our global delivery capability in these locations presents operational risks, many of which are beyond our control. For example, natural disasters (including those as a result of climate change) and public health threats could impair the ability of our people to safely travel to and work in our facilities and disrupt our ability to perform work through those delivery centers. Additionally, other countries may experience political instability, worker strikes, civil unrest and hostilities with neighboring countries. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other locations and personnel, and any downtime in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.
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
In such cases, our clients are generally required to pay a termination fee, however, this amount may not be sufficient to offset the costs we incurred in connection with the implementation and system set-up or fully compensate us for the profit we would have received if the contract had not been cancelled. A client may choose to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress, such as the business or financial condition of the client or general economic conditions. When any of our engagements are terminated, we may not be able to eliminate associated ongoing costs or redeploy the affected employees in a timely manner to minimize the impact on profitability. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control could have an adverse effect on our profit margin.
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
We provide our outsourcing services over long-term periods for variable or fixed fees that generally are less than our clients’ historical costs to provide for themselves the services we contract to deliver. Clients’ demand for cost reductions may increase over the term of the agreement. As a result, we generally bear the risk of increases in the cost of delivering services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, some of our operating expenses will increase as we invest in additional infrastructure and implement new technologies to maintain our competitive position and meet our client service commitments. We must anticipate and respond to the dynamics of our industry and business by using quality systems, process management, improved asset utilization and effective supplier management tools. We must do this while continuing to grow our business so that our fixed costs are spread over an increasing revenue base. If we are not able to achieve this, our ability to sustain and increase profitability may be reduced.
We cannot guarantee that our previously announced restructuring program will achieve its intended result.
On February 20, 2023, the Company approved a restructuring program that includes, among other things, the elimination of full-time positions, termination of certain contracts, and asset impairments, primarily related to facilities consolidations. We recorded in the aggregate approximately $136 million in pre-tax restructuring charges associated with the restructuring program and the program was substantially complete as of December 31, 2024. We cannot guarantee that the restructuring program will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability expectations. Risks associated with the restructuring program could also include additional unexpected costs, negative impacts on our cash flows from operations and liquidity, employee attrition and adverse effects on employee morale and our potential failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from operations or otherwise harm our business. See Note 17 of the Consolidated Financial Statements for additional information on our restructuring program.
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
We have a substantial amount of goodwill and purchased intangible assets on our consolidated balance sheet as a result of the Business Combination (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business - Business Combination") and other acquisitions. Under GAAP, we review our long-lived assets, such as goodwill, intangible assets and fixed assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long-lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Future goodwill or other long-lived asset impairment charges could materially impact our financial statements.
Our work with government clients exposes us to additional risks inherent in the government contracting environment.
A portion of our revenues is derived from contracts with or on behalf of national, state, regional and local governments and their agencies. In some cases, our services to public sector clients are provided through or are dependent upon relationships with third parties. For instance, we provide services for the Federal Retirement Thrift Investment Board through our contract with Accenture Federal Services.
Government contracts are subject to heightened contractual risks compared to contracts with non-governmental commercial clients. For example, government contracts often contain high or unlimited liability for breaches. Additionally, government contracts are generally subject to routine audits and investigations by government agencies. If the government discovers improper or illegal activities or contractual non-compliance (including improper billing), we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Also, the qui tam provisions of the federal and various state civil False Claims Acts authorize a private person to file civil actions under these statutes on behalf of the federal and state governments. Further, the negative publicity that could arise from any such penalties, sanctions or findings could have an adverse effect on our reputation and reduce our ability to compete for new contracts with both government and commercial clients. Moreover, government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (such as the new presidential administration’s related initiatives) or other debt or funding constraints, could result in lower governmental sales and our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Any of the occurrences and conditions described above could have a material adverse effect on our business, financial condition and operating results.
We are subject to taxation related risks in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, these positions are frequently challenged by jurisdictional tax authorities. We regularly assess the likelihood of outcomes resulting from these challenges or examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from these examinations. While we believe our tax estimates and any tax reserves are reasonable, we cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our financial position and results of operations.
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
Under the Company's amended and restated certificate of incorporation ("Charter") and the Investor Rights Agreement (the “Investor Rights Agreement”) that the Company entered into with Trasimene Capital FT, LP, Bilcar FT, LP, and Cannae Holdings, LLC (the “Sponsor Investors”) and certain other investors as part of the Business Combination, as amended on February 2, 2023, the Company agreed to nominate to its Board of Directors certain individuals designated by the Sponsor Investors for so long as such investors retain a certain ownership interest in the Company and/or its wholly owned subsidiary Alight Holding Company, LLC ("Alight Holdings"). The Sponsor Investors continue to have the right to designate, and have designated three of the eleven directors on our Board of Directors, including the Chairman. As a result, the Sponsor Investors may be considered to have significant influence with respect to the Company’s management, business plans and policies, including the appointment and removal of the Company’s officers. For so long as such investors continue to own a significant percentage of the Class A Common Stock, such investors may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your Class A Common Stock as part of a sale of our company and ultimately might affect the market price of our Class A Common Stock.
Our Charter and Bylaws, and applicable law and regulations, as well as the Investor Rights Agreement, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A Common Stock.
Our Charter, our amended and restated by-laws ("Bylaws") and the Investor Rights Agreement contain provisions that may discourage, delay or prevent a merger, consolidation, acquisition, or other change in control transaction that stockholders may consider favorable, including transactions in which the Company’s stockholders might otherwise receive a premium for their Class A Common Stock. These provisions may also prevent or frustrate attempts by stockholders to replace or remove Company management, such as authorization to issue blank check preferred stock without stockholder approval, limitations on actions taken by stockholders, advance notice requirements for stockholder proposals, a classified board of directors, prohibitions on certain business combinations, the ability of the Board to fill certain director vacancies and limitations on the removal of directors by stockholders.
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
The market price of our Class A Common Stock has fluctuated significantly in response to numerous factors and may continue to be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During the year ended December 31, 2024, the per share trading price of our Class A Common Stock fluctuated from a low of $6.52 to a high of $10.32. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A Common Stock regardless of our operating performance. In addition, our operating results may fail to match our past performance and could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, the performance of direct and indirect competitors, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals. In addition, the market price of shares of our Class A Common Stock could be subject to additional volatility or decrease significantly, as a result of speculation in the press or the investment community about our industry or our company, including, as a result of short sellers who publish, or arrange for the publication of, opinions or characterizations of our business prospects or similar matters calculated to create negative market momentum in order to profit from a decline in the market price of our Class A Common Stock. Stock markets and the price of our Class A Common Stock have, and may in the future, experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, including as a result of reports published by short sellers, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, as well as responding to reports published by short sellers or other speculation in the press or investment community, could result in substantial costs and a diversion of our management’s attention and resources.
The Company’s decision to maintain, reduce or discontinue paying cash dividends to our stockholders or repurchasing our Class A Common Stock could cause the market price for our Class A Common Stock to decline.
Our Board of Directors recently adopted a dividend program, pursuant to which we intend to pay a cash dividend on our Class A Common Stock on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board of Directors and our dividend may be discontinued or reduced at any time. Separately, as of December 31, 2024, we had approximately $81 million remaining of authorization under our existing share repurchase program. The share repurchase program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. Because we are a holding company with no material assets other than its direct and indirect ownership of equity interests in Alight Holdings, the Company has no independent means of generating revenue or cash flow, and our ability to pay cash dividends or repurchase shares is dependent on the financial results and cash flows of Alight Holdings and its subsidiaries and the distributions that we receive from Alight Holdings.
Any decisions made regarding our quarterly dividend payments or our repurchase activities could have a negative effect on our reputation and could cause the market price of our Class A Common Stock to decline significantly. In addition, the payment of dividends and repurchases of shares are uses of cash, which may reduce the availability of cash for other business purposes, including investments, acquisitions, or repayment of indebtedness.
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
Under the terms of the Alight Holdings Operating Agreement, Alight Holdings is obligated to make tax distributions to holders of units of Alight Holdings ("Alight Holdings Units") (including us) at an assumed tax rate, subject to there being available cash. The amount of these tax distributions may in certain periods exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement, which may result significant excess cash accumulation at the Company. Our Board of Directors, in its sole discretion, will determine from time to time how to use any cash that accumulates at the Company as a result, which may include, among other potential uses, repurchases of our Class A Common Stock or the payment of dividends thereon. However, we will have no obligation to distribute such cash (or other available cash other than as a result of any declared dividend) to our stockholders. To the extent that the Company does not use any such accumulated cash, following the exchange or redemption of Class A Units for Class A Common Stock, Continuing Tempo Unitholders may benefit from value attributable to such cash balances as a result of their ownership of Class A Common Stock, notwithstanding that such Continuing Tempo Unitholders may previously have participated or received distributions as holders of Alight Holdings Units that resulted in the excess cash balances at the Company.
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
Accordingly, it is possible that the actual cash tax benefits realized by the Company may be significantly less than the corresponding Tax Receivable Agreement payments or that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to the Company by Alight Holdings are not sufficient to permit the Company to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Based upon certain assumptions, we estimate that if the Company were to exercise its termination right as of December 31, 2024, the aggregate amount of these termination payments would be significantly in excess of the Tax Receivable Agreement liability recorded in the Consolidated Financial Statements within this Annual Report. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For more information regarding our liability under the Tax Receivable Agreement, refer to Note 15 "Tax Receivable Agreement" within the Consolidated Financial Statements within Item 8 of this Annual Report.
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
Interest rates may increase in the future. As a result, interest rates on our term loan facility and revolving credit facility, or any other variable rate debt offerings that we may engage in, could be higher or lower than current levels. Although we use derivative financial instruments to some extent to manage a portion of our exposure to interest rate risks, we do not attempt to manage our entire exposure. As of December 31, 2024, we had approximately $2.0 billion of outstanding debt at variable interest rates. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

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
The Company’s cybersecurity program is focused on continuous improvement and takes a layered approach to cybersecurity to include prevention, detection, and response-based controls. Our preventative measures include network-based controls, malware defenses, email security, encryption for data in motion and at rest, continuous vulnerability testing and mitigation, and multi-factor authentication. Our detection and response measures include comprehensive logging and continuous monitoring utilizing both in-house and Managed Security Services, forensics capability, and an enterprise crisis management function. Alight employees are assigned data privacy and security training upon on-boarding and annually thereafter. The training is designed in collaboration with a third-party service provider and is designed to raise awareness of security practices and to educate employees on how to protect information and infrastructure.
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
Our Chief Technology Officer, Chief Information & Security Officer and Chief Legal Officer provide periodic reports on our cybersecurity and risk management efforts, including with respect to information security practices, to the Audit Committee of our Board of Directors (the “Audit Committee”), as well as to other members of our executive leadership team, as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Where appropriate, the Audit Committee then periodically reports to the full Board of Directors regarding the Company’s assessment of potential risk exposures and the steps management has taken to monitor and control such risks, which includes the Company’s cybersecurity program designed to prevent, detect, and rapidly respond to any potential incident.
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
Our Chief Information & Security Officer has over 30 years of experience in the cybersecurity industry, including, prior to joining Alight in 2021, as the SVP, Chief Information Security Officer at a multinational health insurance and health services company in the Fortune 100, and as head of cybersecurity for a U.S.-based financial services company in the Fortune 500, as well as for a federal banking institution and for a professional services company in the Fortune 500 specializing in information technology services. Our Chief Information & Security Officer reports directly to the Chief Technology Officer and meets regularly with other members of senior management and the Audit Committee.
Our program is regularly evaluated by internal stakeholders and external parties with the results of those reviews reported to the executive leadership team and the Audit Committee, as appropriate. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. Our results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future incidents. To further preemptively mitigate the potential financial impact of cybersecurity incidents, we maintain liability insurance that includes cyber coverage. However, our insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our insurance may not cover any or all incidents that occur or claims made against us, and addressing an incident or defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations. For more information on our cybersecurity related risks, see the Risk Factors in Item 1A. of this Annual Report.
Item 2. Properties.
Our corporate headquarters is located in leased office space in downtown Chicago, Illinois. We currently use approximately 16,000 square feet of office space in our headquarters. The lease expires on January 31, 2031. We have additional offices in locations throughout the world, including Illinois, Texas, Florida, Georgia, Puerto Rico, Canada, Spain, India, and Poland. All of our offices are located in leased premises.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock and Dividend Policy
Our Class A Common Stock is currently traded on the NYSE under the symbol ALIT. Market price information regarding our Class B-1 Common Stock, Class B-2 Common Stock and Class V Common Stock is not provided because there is no public market for such classes.
In 2024, our Board of Directors approved a new quarterly dividend program. The Company intends to continue paying regular cash dividends on a quarterly basis. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors, whose decision will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. On November 12, 2024, our Board of Directors declared a regular cash dividend of $0.04 per share of Class A Common Stock, payable on December 16, 2024 to shareholders of record at the close of business on December 2, 2024. The dividend resulted in aggregate payments of approximately $21 million during the year ended December 31, 2024.
On February 13, 2025, the Company announced that its Board of Directors approved the payment of a quarterly dividend in the amount of $0.04 per share of Class A Common Stock on March 17, 2025, to shareholders of record as of the close of business on March 3, 2025.
Holders of Record
Set forth below are the numbers of holders of record for each of our classes of Common Stock as of February 17, 2025.

Class	Number of Holders of Record
Class A Common Stock	12
Class B-1 Common Stock	89
Class B-2 Common Stock	89
Class V Common Stock	1
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A Common Stock that were made by us during the three months ended December 31, 2024.

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
Beginning repurchase authority				$93
October 1, 2024 through October 31, 2024	—	$—	—	93
November 1, 2024 through November 30, 2024	—	—	—	93
December 1, 2024 through December 31, 2024	1,629,811	7.36	1,629,811	81
Balance as of December 31, 2024	1,629,811	$7.36	1,629,811	$81
(1)Average price paid per share for open market purchases includes broker commissions.
(2)On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase issued and outstanding shares of Class A Common Stock from time to time, depending on market conditions and alternate uses of capital. The program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the

Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Performance
The following graph compares the total shareholder return from July 2, 2021, the date on which our Class A Common Stock commenced trading on the NYSE, through December 31, 2024 of (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500”) and (iii) the Russell 2000 Index (the "Russell 2000"). The S&P 500 was selected because it serves as a broad market index. The Russell 2000 was selected because we do not believe we can reasonably identify an industry index or specific peer group that would offer a meaningful comparison. The Russell 2000 measures the performance of the small market capitalization segment of U.S. equity instruments.
The stock performance graph and table assume an initial investment of $100 on July 2, 2021, and that all dividends of Alight, the S&P 500 and the Russell 2000, were reinvested. Companies in the Russell 2000 are weighted by market capitalization. The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Total Shareholder Return
150
140
130
120
110
100
90
80
70
60
07/02/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/31/23
12/31/23
03/31/24
06/30/24
09/31/24
12/31/24
ALIT
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
This discussion includes references to non-GAAP financial measures as defined in the rules of the SEC. We present such non-GAAP financial measures as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under U.S. generally accepted accounting principles (“U.S. GAAP”), and these provide a measure against which our businesses may be assessed in the future. Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2024. See ‘Non-GAAP Financial Measures’ below for further discussion.
BUSINESS
Overview
Alight is a technology-enabled services company delivering human capital management solutions to many of the world’s largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g. health, wealth and leaves benefits) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, our intuitive, cloud-based employee engagement platform. Through Alight Worklife, the Company believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.
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
Business Combination
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of December 31, 2024, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of December 31, 2024.
Divestiture
On July 12, 2024, the Company, completed the previously announced sale (the “Transaction”) of the “Divested Business” entities affiliated with H.I.G. Capital, L.L.C. (collectively, “Buyer”), pursuant to the terms of the Stock and Asset Purchase Agreement (the “Purchase Agreement”), dated as of March 20, 2024. Under the terms of the Purchase Agreement, the Buyer agreed to acquire the Divested Business for total consideration of up to $1.2 billion, in the form of (1) $1.0 billion in cash (the “Closing Cash Consideration”) payable at the closing of the transactions (the “Closing”) contemplated by the Purchase Agreement, (2) a note with an aggregate principal amount of $50 million, and an initial fair value of $35 million as of July 12, 2024 issued at Closing (the “Seller Note”) by an indirect parent of Buyer (the “Note Issuer”) and (3) contingent upon the financial performance of the Divested Business for the 2025 fiscal year, a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) and an initial fair value of $43 million as of July 12, 2024 to be issued by the Note Issuer. The Seller Note has a stated interest rate of 8.0%. The Company incurred higher operating expenses in 2024 as a result of professional fees paid in conjunction with the Transaction.

EXECUTIVE SUMMARY OF FINANCIAL RESULTS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Alight. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, noting the results for the year ended December 31, 2023 and year ended December 31, 2022 have since been recast in this Form 10-K.
The following table sets forth our historical results of operations for the periods indicated below:

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue	$2,332	$2,386	$2,207
Cost of services, exclusive of depreciation and amortization	1,442	1,504	1,472
Depreciation and amortization	96	72	49
Gross Profit	794	810	686

Operating Expenses
Selling, general and administrative	585	590	479
Depreciation and intangible amortization	299	301	301
Total Operating expenses	884	891	780
Operating Income (Loss) From Continuing Operations	(90)	(81)	(94)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(57)	10	(38)
(Gain) Loss from change in fair value of tax receivable agreement	34	118	(41)
Interest expense	103	131	121
Other (income) expense, net	(22)	(3)	(12)
Total Other (income) expense, net	58	256	30
Income (Loss) From Continuing Operations Before Taxes	(148)	(337)	(124)
Income tax expense (benefit)	(8)	(20)	16
Net Income (Loss) From Continuing Operations	(140)	(317)	(140)
Net Income (Loss) From Discontinued Operations, Net of Tax	(19)	(45)	68
Net Income (Loss)	(159)	(362)	(72)
Net income (loss) attributable to noncontrolling interests	(2)	(17)	(10)
Net Income (Loss) Attributable to Alight, Inc.	$(157)	$(345)	$(62)
REVIEW OF RESULTS
Key Components of Our Continuing Operations
Revenue
Our clients’ demand for our services ultimately drives our revenues. We generate primarily all of our revenue, which is highly recurring, from fees for services provided from contracts across all solutions, which is primarily based on a contracted fee charged per participant per period (e.g., monthly or annually, as applicable). Our contracts typically have three to five-year terms for ongoing services with mutual renewal options. The majority of the Company’s revenue is recognized over time when control of the promised services is transferred, and the customers simultaneously receive and consume the benefits of our services. Payment terms are consistent with industry practice. We calculate growth rates for each of our solutions in relation to recurring revenues and revenues from project work. One of the components of our growth in recurring revenues is the increase in net commercial activity which reflects items such as client wins and losses (“Net Commercial Activity”). We define client wins as sales to new clients and sales of new solutions to existing clients. We define client losses as instances where clients do not renew or terminate their arrangements in relation to individual solutions or all of the solutions that we provide. We measure revenue growth as it relates to the cloud-based products and solutions that are central to our Alight Worklife® platform and next generation product suite, BPaaS Solutions. We use annual revenue retention rates as an important measure to manage our business. We calculate annual revenue retention on a gross basis by identifying the clients from whom we generated revenue in the prior year and determining what percentage of that revenue is generated from those same clients for the same solutions in the subsequent year.
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
(Gain) Loss from Change in Fair Value of Financial Instruments
(Gain) loss from change in fair value of financial instruments includes the impact of the revaluation to fair value at the end of each reporting period for the Seller Earnouts contingent consideration and the Additional Seller Note.
(Gain) Loss from Change in Fair Value of Tax Receivable Agreement
(Gain) loss from change in fair value of Tax Receivable Agreement ("TRA") includes the impact of the revaluation to fair value at the end of each reporting period.
Interest Expense
Interest expense primarily includes interest expense related to our outstanding debt.
Other (Income) Expense, net
Other (income) expense, net includes non-operating expenses and income, including realized (gains) and losses from remeasurement of foreign currency transactions, and Transition Services Agreement (the "TSA") income for providing various corporate services to the Divested Business.
Results of Continuing Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Revenue
Revenues were $2,332 million for the year ended December 31, 2024 as compared to $2,386 million for the prior year period. The decrease of $54 million, or 2.3%, was driven by lower volumes, Net Commercial Activity, project revenue and the wind-down of our Hosted business operations. We experienced short term impacts in the first half of 2024 when compared to the prior year period as a result of large deal go-live timing and softness in BPaaS bookings in the first half of 2023. We also measure revenue growth as it relates to our cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the year ended December 31, 2024, we recorded BPaaS revenue of $499 million, which represented growth of 15.0% compared to the prior year period.

Recurring revenues for the year ended December 31, 2024 decreased by $32 million, or 1.5%, from $2,167 million in the prior year period to $2,135 million and were primarily driven by lower volumes and Net Commercial Activity.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization, decreased $62 million, or 4.1%, for the year ended December 31, 2024 as compared to the prior year period. The decrease was primarily driven by lower revenues and, lower compensation and benefits expenses, primarily stock-based compensation and savings realized in conjunction with productivity initiatives.
Depreciation and Amortization
Depreciation and amortization expenses increased by $24 million, or 33.3%, as compared to the prior year period, primarily driven by capitalized software.
Selling, General and Administrative
Selling, general and administrative expenses decreased $5 million, or 0.8%, for the year ended December 31, 2024 as compared to the prior year period. The decrease was driven by lower compensation expenses primarily related to share-based awards and lower costs incurred from our restructuring program, partially offset by higher professional fees related to the sale and separation of our Payroll and Professional Services businesses.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses decreased by $2 million, or 0.7%, and was consistent compared to the prior year period.
Change in Fair Value of Financial Instruments
There was a $57 million gain related to the change in the fair value of financial instruments for the year ended December 31, 2024 compared to a loss of $10 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are primarily due to changes in the underlying assumptions of each respective instrument, including changes in the risk-free interest rate, volatility, cost of debt, forecasts, and the closing stock price for the period and are primarily related to the Seller Earnout and Additional Seller Note. See Note 14 "Financial Instruments" within the Consolidated Financial Statements within Item 8 of this Annual Report for additional information.
Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a loss of $34 million for the year ended December 31, 2024, a decrease of $84 million compared to a loss of $118 million for the prior year period. The change in fair value was due to the conversion of non-controlling interests during the year ended December 31, 2024, changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate and the passage of time.
Interest Expense
Interest expense decreased $28 million for the year ended December 31, 2024 as compared to the prior year period. The decrease was primarily due to the partial repayment of debt during the year, the opportunistic repricing of our 2028 term loan and higher interest income, partially offset by the Company's hedges. See Note 8 “Debt” for additional information.
Other (Income) Expense, net
Under the terms of the TSA as described in Note 4 "Discontinued Operations", the Company is providing technology infrastructure, risk and security, and various other corporate services to the Divested Business subsequent to the close. We recorded $19 million for services performed under the TSA for the year ended December 31, 2024 in Other (income) expense, net, and the corresponding expenses were recognized in Cost of services and Selling, general and administrative expense in the consolidated statement of comprehensive income (loss).

Income (Loss) From Continuing Operations Before Taxes
Loss from continuing operations before taxes was $148 million for the year ended December 31, 2024 as compared to loss from continuing operations before taxes of $337 million for the year ended December 31, 2023. The decrease in loss was primarily attributable to lower interest expense as a result of the partial debt repayment and other income recorded in conjunction with the TSA and the non-operating fair value remeasurements of financial instruments and the TRA.
Income Tax Expense (Benefit)
Income tax benefit was $8 million for the year ended December 31, 2024, as compared to an income tax benefit of $20 million for the prior year period. The effective tax rate of 5% for the year ended December 31, 2024 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. The effective tax rate of 6% for the year ended December 31, 2023 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. See Note 7 “Income Taxes” within the Consolidated Financial Statements within Item 8 of this Annual Report for additional information.
Results of Continuing Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Revenue
Revenues were $2,386 million for the year ended December 31, 2023 as compared to $2,207 million for the prior year period. The increase of $179 million reflects growth of 8.1%. We also measure revenue growth as it relates to our cloud-based products and solutions that are central to our Alight Worklife® platform and our next generation product suite, BPaaS Solutions. For the year ended December 31, 2023, we recorded BPaaS revenue of $434 million, which represented growth of 44.7% compared to the prior year period.
Recurring revenues for the year ended December 31, 2023 increased by $164 million, or 8.2%, from $2,003 million in the prior year period to $2,167 million and is a result of higher revenues related to Net Commercial Activity and our 2022 acquisition, partially offset by lower volumes.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization, increased $32 million, or 2.2%, for the year ended December 31, 2023 as compared to the prior year period. The increase was primarily driven by growth in revenues, including investments in key resources and as a result of our 2022 acquisition, partially offset by productivity initiatives.
Selling, General and Administrative
Selling, general and administrative expenses increased $111 million, or 23.2%, for the year ended December 31, 2023 as compared to the prior year period. The increase was primarily driven by the inclusion of expenses from our 2022 acquisition and costs incurred from our previously announced restructuring program, partially offset by lower compensation expenses related to share-based awards.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses remained consistent when comparing the year ended December 31, 2023 to the prior year period.
Change in Fair Value of Financial Instruments
There was a loss of $10 million related to the change in the fair value of financial instruments for the year ended December 31, 2023 compared to a gain of $38 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are due to changes in the underlying assumptions, including changes in the risk-free interest rate, volatility, forecasts, and the closing stock price for the period. See Note 14 "Financial Instruments" for additional information.
Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a loss of $118 million for the year ended December 31, 2023, compared to a gain of $41 million for the prior year period. This revaluation loss was due to changes in the discount rate, passage of time, and changes in the expected timing of the utilization of tax attributes during the term of the TRA, which we are required to revalue at the end of each reporting period.
Interest Expense
Interest expense increased $10 million for the year ended December 31, 2023 as compared to the prior year period. The increase was primarily due to higher interest expense on our Term Loan due to movement in market interest rates. See Note 8 “Debt” within the Consolidated Financial Statements within Item 8 of this Annual Report for additional information.
Income (Loss) From Continuing Operations Before Taxes
Loss from continuing operations before taxes was $337 million for the year ended December 31, 2023 as compared to loss from continuing operations before taxes of $124 million for the year ended December 31, 2022. The increase in loss from continuing operations before taxes was primarily due to non-operating fair value remeasurements associated with financial instruments and the TRA.
Income Tax Expense (Benefit)
Income tax benefit was $20 million for the year ended December 31, 2023, as compared to an income tax expense of $16 million for the prior year period. The effective tax rate of 6% for the year ended December 31, 2023 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. The effective tax rate of 13% for the year ended December 31, 2022 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. See Note 7 “Income Taxes” within the Consolidated Financial Statements within Item 8 of this Annual Report for additional information.
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
Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations
Adjusted Net Income From Continuing Operations, which is defined as net income (loss) from continuing operations attributable to Alight, Inc., adjusted for intangible amortization and the impact of certain non-cash items that we do not consider in the evaluation of ongoing operational performance, is a non-GAAP financial measure used solely for the purpose of calculating Adjusted Diluted Earnings Per Share From Continuing Operations.
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
A reconciliation of Adjusted Net Income (Loss) From Continuing Operations and the computation of Adjusted Diluted Earnings Per Share From Continuing Operations is as follows:

	Year Ended December 31,
(in millions, except share and per share amounts)	2024	2023	2022
Numerator:
Net Income (Loss) From Continuing Operations Attributable to Alight, Inc. (1)	$(138)	$(300)	$(130)
Conversion of noncontrolling interest	(2)	(17)	(10)
Intangible amortization	280	281	278
Share-based compensation	76	139	164
Transaction and integration expenses (2)	82	29	19
Restructuring	63	73	46
(Gain) Loss from change in fair value of financial instruments	(57)	10	(38)
(Gain) Loss from change in fair value of tax receivable agreement	34	118	(41)
Other	8	1	(1)
Tax effect of adjustments (3)	(85)	(100)	(109)
Adjusted Net Income From Continuing Operations	$261	$234	$178

Denominator:
Weighted average shares outstanding - basic	539,861,208	489,461,259	458,558,192
Dilutive effect of the exchange of noncontrolling interest units	510,237	—	—
Dilutive effect of RSUs	—	—	—
Weighted average shares outstanding - diluted	540,371,445	489,461,259	458,558,192
Exchange of noncontrolling interest units(4)	518,412	44,569,341	74,665,373
Impact of unvested RSUs(5)	7,325,106	10,080,390	7,624,817
Adjusted shares of Class A Common Stock outstanding - diluted(6)(7)	548,214,963	544,110,990	540,848,382

Basic (Net Loss) Earnings Per Share From Continuing Operations	$(0.25)	$(0.61)	$(0.28)
Diluted (Net Loss) Earnings Per Share From Continuing Operations	$(0.25)	$(0.61)	$(0.28)
Adjusted Diluted Earnings Per Share From Continuing Operations	$0.48	$0.43	$0.33
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
(7)Excludes approximately 10.9 million and 27.4 million performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance conditions as of December 31, 2024 and 2023, respectively.
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

	Year Ended December 31,
(in millions)	2024	2023	2022
Net Income (Loss) From Continuing Operations (1)	$(140)	$(317)	$(140)
Interest expense	103	131	121
Income tax expense (benefit)	(8)	(20)	16
Depreciation	115	92	72
Intangible amortization	280	281	278
EBITDA From Continuing Operations	350	167	347
Share-based compensation	76	139	164
Transaction and integration expenses (2)	82	29	19
Restructuring	63	73	46
(Gain) Loss from change in fair value of financial instruments	(57)	10	(38)
(Gain) Loss from change in fair value of tax receivable agreement	34	118	(41)
Other	8	1	(1)
Adjusted EBITDA From Continuing Operations	$556	$537	$496
Revenue	$2,332	$2,386	$2,207
Adjusted EBITDA Margin From Continuing Operations (3)	23.8%	22.5%	22.5%
(1)Adjusted EBITDA excludes the impact of discontinued operations. Comparable periods have been recast to exclude these impacts.
(2)Transaction and integration expenses primarily relate to acquisition and divestiture activities.
(3)Adjusted EBITDA Margin From Continuing Operations is defined as Adjusted EBITDA From Continuing Operations as a percentage of revenue.
Revenue Disaggregation and Gross Profit
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

Employer Solutions Results

	Year Ended December 31,
($ in millions)	2024	2023	2022
Employer Solutions Revenue
Recurring	$2,135	$2,141	$1,960
Project	197	219	204
Total Employer Solutions Revenue	$2,332	$2,360	$2,164
Employer Solutions Gross Profit	$794	$812	$687
Employer Solutions Gross Profit Margin	34.0%	34.4%	31.7%
Employer Solutions Adjusted Gross Profit	$904	$912	$768
Employer Solutions Adjusted Gross Profit Margin	38.8%	38.6%	35.5%
Employer Solutions Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Employer Solutions Revenue
Employer Solutions revenue was $2,332 million for the year ended December 31, 2024 as compared to $2,360 million for the prior year period. The overall decrease of $28 million was primarily driven by decreases in recurring revenues from lower volumes, Net Commercial Activity and project revenue. We experienced annual revenue retention rates of 95% and 97% in 2024 and 2023, respectively.
Employer Solutions Gross Profit and Adjusted Gross Profit
Employer Solutions gross profit was $794 million for the year ended December 31, 2024 compared to $812 million for the prior year period. The decrease of $18 million was driven by a decrease in revenue and increases in costs associated with funding growth of current and future revenues, partially offset by lower expenses related to productivity initiatives. Employer Solutions adjusted gross profit for the year ended December 31, 2024 decreased $8 million to $904 million from $912 million in the prior year period, primarily driven by a decrease in revenue and increases in costs associated with funding growth of current and future revenues, partially offset by lower expenses related to productivity initiatives.

Gross Profit to Adjusted Gross Profit Reconciliation

	Year Ended December 31, 2024
(in millions)	Employer Solutions	Other	Total
Gross Profit	$794	$—	$794
Add: stock-based compensation	14	—	14
Add: depreciation and amortization	96	—	96
Adjusted Gross Profit	$904	$—	$904
Gross Profit Margin	34.0%	—%	34.0%
Adjusted Gross Profit Margin	38.8%	—%	38.8%

	Year Ended December 31, 2023
(in millions)	Employer Solutions	Other	Total
Gross Profit	$812	$(2)	$810
Add: stock-based compensation	30	—	30
Add: depreciation and amortization	70	2	72
Adjusted Gross Profit	$912	$—	$912
Gross Profit Margin	34.4%	(7.7)%	33.9%
Adjusted Gross Profit Margin	38.6%	—%	38.2%

	Year Ended December 31, 2022
(in millions)	Employer Solutions	Other	Total
Gross Profit	$687	$(1)	$686
Add: stock-based compensation	34	—	34
Add: depreciation and amortization	47	2	49
Adjusted Gross Profit	$768	$1	$769
Gross Profit Margin	31.7%	(2.3)%	31.1%
Adjusted Gross Profit Margin	35.5%	2.3%	34.8%

LIQUIDITY AND CAPITAL RESOURCES
Executive Summary
Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.
We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, anticipated quarterly dividend payments, payments on our TRA and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at December 31, 2024 remained strong. We will continue to closely monitor and proactively manage our liquidity position in consideration of the evolving economic outlook and changing interest rate environment.
Indebtedness
In July 2024, we paid down $440 million of the Sixth Incremental Term Loans balance and we fully repaid the principal balance of $300 million Secured Senior Notes with proceeds from the Transaction. We used the remainder of after-tax cash proceeds to return capital and for general corporate purposes, including reinvestment into growth opportunities.

In January 2025, the Company entered into Amendment No. 11 to Credit Agreement with a syndicate of lenders to establish a new class of Seventh Incremental Term Loans with an aggregate principal amount of $2,030 million and to reprice the outstanding Sixth Incremental Term Loans due August 31, 2028 by reducing the applicable rate from SOFR + 2.25% to SOFR + 1.75%.
Share Repurchases
In August 2022, we established a repurchase program allowing for authorized share repurchases. In March 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A Common Stock.
On June 18, 2024, the Company announced that it entered into an accelerated share repurchase agreement (the "ASR") with Barclays Bank PLC (the "ASR counterparty") to repurchase $75 million of Alight's Class A Common Stock, as part of the Company's existing share repurchase program. On July 16, 2024, the Company made an initial payment of $75 million to the ASR counterparty and received an initial delivery of shares equal in value to 80% of the prepayment amount of $75 million, based on Alight’s closing share price as of the effective date of July 15, 2024. The final number of shares repurchased was based on the volume-weighted average price of Alight's Class A Common Stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The ASR was settled on September 23, 2024, resulting in an additional delivery of 2,400,041 shares of Alight's Class A Common Stock.
During the three months ended September 30, 2024, the Company repurchased 10,563,306 shares of Alight's Class A Common Stock in aggregate for $75 million as part of the ASR.
During the year ended December 31, 2024, there were 22,327,717 Class A Common Stock shares repurchased under the Program inclusive of shares repurchased under the ASR discussed above. As of December 31, 2024, the total remaining amount authorized for repurchase was $81 million.
On February 13, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock, providing a total amount authorized for repurchase of $281 million after giving effect to the increase. Repurchases may be conducted through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including pursuant to Rule 10b5-1 trading plans. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The stock repurchase program does not obligate Alight to acquire any amount of common stock, and the program may be suspended or terminated at any time by Alight at its discretion without prior notice.
Quarterly Dividend Program
On November 12, 2024, the Company announced that its Board of Directors approved a new quarterly dividend program, declaring a regular cash dividend of $0.04 per share of Class A Common Stock, payable on December 16, 2024 to shareholders of record at the close of business on December 2, 2024. The dividend resulted in aggregate payments of approximately $21 million during the year ended December 31, 2024. While the Company intends to continue paying regular cash dividends on a quarterly basis, any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors, whose decision will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.
On February 13, 2025, the Company announced that its Board of Directors approved the payment of a quarterly dividend in the amount of $0.04 per share of Class A Common Stock on March 17, 2025, to shareholders of record as of the close of business on March 3, 2025.
Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.
The following table provides a summary of cash flows from continuing operating, investing, and financing activities for the periods presented.

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash provided by operating activities - continuing operations	$193	$247	$238
Cash provided by (used in) investing activities - continuing operations	847	(139)	(218)
Cash used for financing activities - continuing operations	(1,096)	(144)	(184)

Operating Activities
Net cash provided by operating activities was $193 million for the year ended December 31, 2024 compared to $247 million for the year ended December 31, 2023. The decrease in cash provided by operating activities was primarily due to increased expenses related to the sale of the Payroll and Professional Services business.
Investing Activities
Cash provided by investing activities was $847 million for the year ended December 31, 2024 from cash used in investing activities of $139 million for the prior year period. The increase in cash provided by investing activities was primarily driven by net proceeds from the sale of the Divested Business, and a decrease in capital expenditures.
Financing Activities
Cash used in financing activities for the year ended December 31, 2024 was $1,096 million as compared to cash used in financing activities of $144 million in the prior year. The primary drivers of cash used for financing activities were $765 million of debt repayments, $167 million of share repurchases, $62 million of TRA payments, $59 million of shares/units withheld in lieu of taxes, $27 million of finance lease payments, and dividend payments of $21 million, partially offset by a $5 million net increase in fiduciary liabilities. The increase in fiduciary cash was primarily due to timing of client funding and subsequent disbursement of payments.
Cash, Cash Equivalents and Fiduciary Assets
At December 31, 2024, our continuing operations cash and cash equivalents were $343 million, an increase of $19 million from December 31, 2023. Of the total balances of cash and cash equivalents as of December 31, 2024 and December 31, 2023, none of the balances were restricted as to use.
Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our continuing operations Fiduciary assets included cash of $239 million and $234 million at December 31, 2024 and December 31, 2023, respectively.
Other Liquidity Matters
Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. For further information, see the “Risk Factors” section within Item 1A of this Annual Report.
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
Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. For the year ended December 31, 2024, we paid $62 million related to the TRA. As of December 31, 2024, we expect to make payments of approximately $100 million in 2025 and payments in the range of $175 million to $200 million in 2026.

Contractual Obligations and Commitments
In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $286 million over a five years term.

For the year ended December 31, 2024, the Company had various obligations and commitments outstanding including debt of $2,025 million, operating leases of $73 million, finance leases of $58 million and purchase obligations of $286 million. Over the twelve months ending December 31, 2025, we expect to pay $25 million, $18 million, $16 million and $72 million for our debt, operating leases, finance leases and purchase obligations, respectively. For further information of each these obligations, refer to the Consolidated Financial Statements within Item 8 of this Annual Report, Note 8 “Debt”, Note 19 “Lease Obligations” and Note 20 “Commitments and Contingencies” within the Consolidated Financial Statements within Item 8 of this Annual Report.
During 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company, through 2028. As of December 31, 2024, the non-cancellable services obligation totaled $664 million, with $162 million expected to be paid over the twelve months ending December 31, 2025. We may terminate our arrangement with Wipro with cause or for our convenience. In the case of a termination for convenience, we would be required to pay a termination fee. If we had terminated the Wipro arrangement on December 31, 2024, we estimate that the termination charges would have been approximately $235 million.
Critical Accounting Estimates
These consolidated financial statements conform to U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. The areas that we believe include critical accounting policies are revenue recognition, goodwill and accounting for the TRA. The critical accounting policies discussed below involve making difficult, subjective or complex accounting estimates that could have a material effect on our financial condition and results of operations. Different estimates that we could have used, or changes in estimates that are reasonably likely to occur, may have a material effect on our results of operations and financial condition.
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
Tax Receivable Agreement
The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock of Alight, Inc. Liabilities resulting from these exchanges are recorded on a gross undiscounted basis and are not remeasured at fair value. During the year ended December 31, 2024, an additional TRA liability of $90 million was established as a result of these exchanges. This amount along with the deferred tax impact of exchanges of $11 million for the year ended December 31, 2024, are excluded from the portion of the TRA liability that is measured at fair value on a recurring basis. Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.
While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. The $857 million TRA liability balance at December 31, 2024 assumes: (i) a constant blended U.S. federal, state and local income tax rate of 26%, (ii) no material changes in tax law, (iii) the ability to utilize tax attributes based on current alternative tax forecasts, and (iv)

future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 7.9%, which was determined based on benchmark rates of a similar duration. A hypothetical increase or decrease of 75 bps in the discount rate assumptions used for fiscal year 2024, would result in a change in our TRA liability balance of approximately $18 million.
Goodwill
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
During the fourth quarter of 2024, the Company performed a quantitative assessment in accordance with ASC 350. We evaluated the potential for goodwill impairment by considering macroeconomic conditions, industry and market conditions, cost factors, both current and future expected financial performance, and relevant entity-specific events for each of the reporting units. We also considered our overall market performance discretely as well as in relation to our peers. We utilized a discount rate of 11.0% and a long-term growth rate of 3.5% for our Health Solutions and Wealth Solutions reporting units in the determination of fair value. Other significant assumptions utilized included the Company’s projections of expected future revenues and EBITDA margin, which is defined as earnings before interest, taxes, depreciation and intangible amortization as a percentage of revenue. The Company determined the fair value of its reporting units exceeded the carrying value as of October 1, 2024, and therefore, goodwill was not impaired. Based on the results of the Company’s quantitative assessment, the fair value of the Health Solutions and Wealth Solutions reporting units exceeded their carrying values by 1.2% and 55.7%, respectively. A hypothetical 25-basis point increase in the discount rate or a hypothetical 50-basis point decrease in the long-term growth rate could have resulted in a goodwill impairment in the Company’s Health Solutions reporting unit of $125 million.
At December 31, 2024, our Health Solutions and Wealth Solutions reporting units had $3,084 million and $128 million of goodwill, respectively.
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
A discussion of our accounting policies for hedging activities is outlined in Note 2 “Significant Accounting Policies” within the Consolidated Financial Statements within Item 8 of this Annual Report.
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

Our term loan agreements include an interest rate floor of 50 basis points (“bps”) plus a margin based on defined ratios. We also utilized interest rate swap agreements (designated as cash flow hedges) to fix portions of the floating interest rates through December 2026. A hypothetical increase of 25 bps in our term loans, net of hedging activity, would have resulted in a change to annual interest expense of approximately $1 million in fiscal year 2024. For more information regarding our term loans and their applicable variable rates, see Note 8 "Debt" within the Consolidated Financial Statements within Item 8 of this Annual Report.

Item 8. Financial Statements and Supplementary Data.
Alight, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Alight, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alight, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Description of the Matter
At December 31, 2024, the Company’s Health Solutions and Wealth Solutions reporting units had $3,084 million and $128 million of goodwill, respectively, as disclosed in Note 6 to the consolidated financial statements. Goodwill is tested for impairment at the reporting unit level at least annually or when impairment indicators are present. The Company determined the fair value of its Health Solutions and Wealth Solutions reporting units exceeded the carrying values.

Auditing management’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the Company’s reporting units. The more subjective assumptions used in the analysis for the Health Solutions reporting unit were projections of future revenue growth and earnings before interest, taxes, depreciation and intangible amortization margin, and the discount rate. The more subjective assumptions used in the analysis for the Wealth Solutions reporting unit were projections of future earnings before interest, taxes, depreciation and intangible amortization margin and the discount rate. The more subjective assumptions are all affected by expectations about future market or economic conditions.

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

Measurement of the Tax Receivable Agreement Liability

Description of the Matter
As discussed in Note 15 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain owners of Alight Holdings prior to the Business Combination, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. At December 31, 2024, the Company’s liability due under the TRA (“TRA liability”) that is measured at fair value on a recurring basis was $620 million.

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
Chicago, Illinois
February 27, 2025

Alight, Inc.
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$343	$324
Receivables, net	471	435
Other current assets	214	260
Fiduciary assets	239	234
Current assets of discontinued operations	—	1,523
Total Current Assets	1,267	2,776
Goodwill	3,212	3,212
Intangible assets, net	2,855	3,136
Fixed assets, net	396	331
Deferred tax assets, net	41	38
Other assets	422	341
Long-term assets of discontinued operations	—	948
Total Assets	$8,193	$10,782

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$355	$325
Current portion of long-term debt, net	25	25
Other current liabilities	273	233
Fiduciary liabilities	239	234
Current liabilities of discontinued operations	—	1,370
Total Current Liabilities	892	2,187
Deferred tax liabilities	22	32
Long-term debt, net	2,000	2,769
Long-term tax receivable agreement	757	733
Financial instruments	51	109
Other liabilities	158	142
Long-term liabilities of discontinued operations	—	68
Total Liabilities	$3,880	$6,040
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 1,000.0 shares authorized; 560.5 and 517.3 shares issued, and 531.7 and 510.9 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Class B Common Stock: $0.0001 par value, 20.0 shares authorized; 10.0 and 9.9 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Class V Common Stock: $0.0001 par value, 175.0 shares authorized; 0.5 and 29.0 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Class Z Common Stock: $0.0001 par value, 12.9 shares authorized; 0.0 and 3.4 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Treasury stock, at cost (28.8 and 6.4 shares at December 31, 2024 and December 31, 2023, respectively)	(219)	(52)
Additional paid-in-capital	5,141	4,946
Retained deficit	(660)	(503)
Accumulated other comprehensive income	47	71
Total Alight, Inc. Stockholders' Equity	$4,309	$4,462
Noncontrolling interest	4	280
Total Stockholders' Equity	$4,313	$4,742
Total Liabilities and Stockholders' Equity	$8,193	$10,782
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions, except per share amounts)	2024	2023	2022
Revenue	$2,332	$2,386	$2,207
Cost of services, exclusive of depreciation and amortization	1,442	1,504	1,472
Depreciation and amortization	96	72	49
Gross Profit	794	810	686

Operating Expenses
Selling, general and administrative	585	590	479
Depreciation and intangible amortization	299	301	301
Total Operating expenses	884	891	780
Operating Income (Loss) From Continuing Operations	(90)	(81)	(94)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(57)	10	(38)
(Gain) Loss from change in fair value of tax receivable agreement	34	118	(41)
Interest expense	103	131	121
Other (income) expense, net	(22)	(3)	(12)
Total Other (income) expense, net	58	256	30
Income (Loss) From Continuing Operations Before Taxes	(148)	(337)	(124)
Income tax expense (benefit)	(8)	(20)	16
Net Income (Loss) From Continuing Operations	(140)	(317)	(140)
Net Income (Loss) From Discontinued Operations (including loss on disposal of $10 million), Net of Tax	(19)	(45)	68
Net Income (Loss)	(159)	(362)	(72)
Net income (loss) attributable to noncontrolling interests	(2)	(17)	(10)
Net Income (Loss) Attributable to Alight, Inc.	$(157)	$(345)	$(62)

Earnings (Loss) Per Share
Basic and Diluted
Continuing operations	$(0.25)	$(0.61)	$(0.28)
Discontinued operations	$(0.04)	$(0.09)	$0.14
Net Income (Loss)	$(0.29)	$(0.70)	$(0.14)

Net Income (Loss)	$(159)	$(362)	$(72)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(35)	(42)	114
Foreign currency translation adjustments	7	9	(14)
Total Other comprehensive income (loss), net of tax:	(28)	(33)	100
Comprehensive Income (Loss) Before Noncontrolling Interests	(187)	(395)	28
Comprehensive income (loss) attributable to noncontrolling interests	(6)	(26)	3
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(181)	$(369)	$25
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2021	$—	$—	$4,228	$(96)	$8	$4,140	$788	$4,928
Net income	—	—	—	(62)	—	(62)	(10)	(72)
Other comprehensive income (loss), net	—	—	—	—	87	87	13	100
Common Stock issued under ESPP	—	—	—	—	—	—	—	—
Conversion of non-controlling interest	—	—	113	—	—	113	(141)	(28)
Share-based compensation expense	—	—	181	—	—	181	—	181
Shares vested, net of shares withheld in lieu of taxes	—	—	(8)	—	—	(8)	—	(8)
Share repurchases	—	(12)	—	—	—	(12)	—	(12)
Balance at December 31, 2022	$—	$(12)	$4,514	$(158)	$95	$4,439	$650	$5,089
Net income	—	—	—	(345)	—	(345)	(17)	(362)
Other comprehensive income (loss), net	—	—	—	—	(24)	(24)	(9)	(33)
Common Stock issued under ESPP	—	—	10	—	—	10	—	10
Conversion of non-controlling interest	—	—	278	—	—	278	(344)	(66)
Share-based compensation expense	—	—	160	—	—	160	—	160
Shares vested, net of shares withheld in lieu of taxes	—	—	(16)	—	—	(16)	—	(16)
Share repurchases	—	(40)	—	—	—	(40)	—	(40)
Balance at December 31, 2023	$—	$(52)	$4,946	$(503)	$71	$4,462	$280	$4,742
Net income	—	—	—	(157)	—	(157)	(2)	(159)
Other comprehensive income, net	—	—	—	—	(24)	(24)	(4)	(28)
Common stock issued under ESPP	—	—	10	—	—	10	—	10
Conversion of noncontrolling interest	—	—	190	—	—	190	(269)	(79)
Share-based compensation expense	—	—	73	—	—	73	—	73
Shares withheld in lieu of taxes	—	—	(59)	—	—	(59)	—	(59)
Share repurchases	—	(167)	—	—	—	(167)	—	(167)
Dividends Paid	—	—	(21)	—	—	(21)	—	(21)
Other	—	—	2	—	—	2	(1)	1
Balance at December 31, 2024	$—	$(219)	$5,141	$(660)	$47	$4,309	$4	$4,313
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Operating activities:
Net Income (Loss) From Continuing Operations	$(140)	$(317)	$(140)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	115	92	72
Intangible asset amortization	280	281	278
Noncash lease expense	11	13	16
Financing fee and premium amortization	—	(2)	(2)
Share-based compensation expense	76	139	164
(Gain) loss from change in fair value of financial instruments	(57)	10	(38)
(Gain) loss from change in fair value of tax receivable agreement	34	118	(41)
Release of unrecognized tax provision	(1)	(1)	(31)
Deferred tax expense (benefit)	(19)	(9)	25
Other	(1)	2	1
Changes in operating assets and liabilities:
Accounts receivable	(37)	(20)	(74)
Accounts payable and accrued liabilities	31	(61)	69
Other assets and liabilities	(99)	2	(61)
Cash provided by operating activities - continuing operations	193	247	238
Cash provided by operating activities - discontinued operations	59	139	48
Net cash provided by operating activities	$252	$386	$286
Investing activities:
Net proceeds from sale of business	968	—	—
Acquisition of businesses, net of cash acquired	—	1	(87)
Capital expenditures	(121)	(140)	(131)
Cash provided by (used in) investing activities - continuing operations	847	(139)	(218)
Cash used in investing activities - discontinued operations	(11)	(20)	(17)
Net cash provided by (used in) investing activities	$836	$(159)	$(235)
Financing activities:
Dividend payments	(21)	—	—
Net increase (decrease) in fiduciary liabilities	5	(21)	(9)
Borrowings from banks	—	—	104
Repayments to banks	(765)	(25)	(141)
Principal payments on finance lease obligations	(27)	(25)	(30)
Payments on tax receivable agreements	(62)	(7)	—
Tax payment for shares/units withheld in lieu of taxes	(59)	(16)	(8)
Deferred and contingent consideration payments	—	(9)	(85)
Repurchase of shares	(167)	(40)	(12)
Other financing activities	—	(1)	(3)
Cash used for financing activities - continuing operations	(1,096)	(144)	(184)
Cash provided by (used in) financing activities - discontinued operations	22	(87)	238
Net Cash provided by (used in) financing activities	$(1,074)	$(231)	$54
Effect of exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	1	—	(6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash - discontinued operations	(3)	4	8
Net increase (decrease) in cash, cash equivalents and restricted cash	12	—	107
Cash, cash equivalents and restricted cash balances from:
Continuing operations - beginning of year	$558	$482	$603
Discontinued operations - beginning of year(a)	1,201	1,277	1,049
Less discontinued operations - end of period(a)	—	1,201	1,277
Less fiduciary cash transferred with sale of business	1,189	—	—
Continuing operations - end of period	$582	$558	$482
(a)Reported as discontinued operations on our consolidated balance sheets.
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$343	$324	$228
Restricted cash included in fiduciary assets	239	234	254
Total cash, cash equivalents and restricted cash	$582	$558	$482

Supplemental disclosures:
Interest paid	$108	$128	$126
Income taxes paid	50	46	17

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset additions acquired through finance leases	$62	$12	$9
Right of use asset additions acquired through operating leases	8	3	11
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.
Notes to Consolidated Financial Statements
1. Basis of Presentation and Nature of Business
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of Alight, Inc. and its wholly owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances have been eliminated upon consolidation.
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of December 31, 2024, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of December 31, 2024.
On July 12, 2024, the Company, completed the previously announced sale (the “Transaction”) of Alight’s Payroll & HCM Outsourcing business (the "Divestiture" or "Divested Business") within the Employer Solutions segment. As a result of this agreement, the results of the Company’s Payroll and Professional Services businesses are reported separately as discontinued operations, net of tax, in our consolidated financial statements for all periods presented as of December 31, 2024. While the Closing Date was July 12, 2024, we determined the impact of eleven days was immaterial to the Company's results of operations. As such, we utilized July 1, 2024 as the date of the sale for accounting purposes.
Nature of Business
We are a technology-enabled services company delivering human capital management solutions to many of the world's largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g., health, wealth and leaves benefits) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, our intuitive, cloud-based employee engagement platform. Through Alight Worklife, the Company believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.
Our primary business, Employer Solutions, is driven by our Alight Worklife platform, and include integrated benefits administration, healthcare navigation, financial wellbeing, leave of absence management and retiree healthcare. We leverage data across numerous interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. Our clients’ employees benefit from an integrated platform and user experience, coupled with a full-service customer care center, helping them manage the full life cycle of their health wealth and wellbeing.
2. Significant Accounting Policies
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
Cash and Cash Equivalents
Cash and cash equivalents include cash balances. At December 31, 2024 and December 31, 2023, Cash and cash equivalents totaled $343 million and $324 million, respectively, and none of the balances were restricted as to its use.
Fiduciary Assets and Liabilities
Some of the Company’s agreements require it to hold funds to pay certain obligations on behalf of its clients. Funds held on behalf of clients are segregated from Company funds, and their use is restricted to the payment of obligations on behalf of clients. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. These funds are recorded as Fiduciary assets with the related obligation recorded as Fiduciary liabilities in the Consolidated Balance Sheets. Our Fiduciary assets included cash of $239 million and $234 million at December 31, 2024 and December 31, 2023, respectively.
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
Allowance for Expected Credit Losses
The Company’s allowance for expected credit losses with respect to trade receivables and contract assets is based on a combination of factors, including evaluation of historical write-offs, current conditions and reasonable economic forecasts that affect collectability and other qualitative and quantitative analysis. Receivables, net included an allowance for expected credit losses of $9 million and $7 million at December 31, 2024 and December 31, 2023, respectively.
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
Derivatives
The Company uses derivative financial instruments, such as interest rate swaps. Interest rate swaps are used to manage interest risk exposures and have been designated as cash flow hedges. The changes in the fair value of derivatives that qualify for hedge accounting as cash flow hedges are recorded in Accumulated other comprehensive income (loss). Amounts are reclassified from Accumulated other comprehensive income (loss) into earnings when the hedge exposure affects earnings. The Company discontinues hedge accounting prospectively when: (1) the derivative expires or is sold, terminated, or exercised; (2) the qualifying criteria are no longer met; or (3) management removes the designation of the hedging relationship. Cash flows from derivative instruments are included in Net cash provided by operating activities – continuing operations in the Consolidated Statements of Cash Flows.
Foreign Currency
Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. The operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current exchange rates in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in net foreign currency translation adjustments within the Consolidated Statements of Stockholders’ Equity. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other (income) expense, net within the Consolidated Statements of Comprehensive Income (Loss). The impact of the foreign exchange gains and losses for the years ended December 31, 2024, 2023, and 2022 was a loss of $1 million, a loss of $2 million, and a loss of $3 million, respectively.
Share-Based Compensation
Share-based compensation primarily relates to grants of restricted share units (“RSUs”) and performance-based restricted share units (“PRSUs”), which are measured based on their estimated grant date fair value. The Company typically recognizes compensation expense on a straight-line basis over the requisite service period for awards expected to vest. Forfeitures are estimated on the date of grant and adjusted if actual or expected forfeiture activity differs materially from original estimates.
Earnings Per Share
Basic earnings per share is calculated by dividing the net income (loss) attributable to Alight, Inc. by the weighted average number of shares of Class A Common Stock issued and outstanding. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that would then share in the net income (loss) of Alight, Inc.
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
Income Taxes
The portion of earnings allowable to the Company is subject to corporate-level tax rates at the U.S. federal, state and local levels. The Company accounts for income taxes pursuant to the asset and liability method which requires it to recognize current tax liabilities or receivables for the amount of taxes it estimates are payable or refundable for the current year, deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards.
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

The Company recognizes the benefits of tax return positions in the financial statements if it is “more-likely-than-not” they will be sustained by a taxing authority. The measurement of a tax position meeting the more-likely-than-not criteria is based on the largest benefit that is more than 50% likely to be realized. Only information that is available at the reporting date is considered in the Company’s recognition and measurement analysis and events or changes in facts and circumstances are accounted for in the period in which the event or change in circumstance occurs.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. The Company adopted this standard retrospectively during the year ended December 31, 2024. See Note 12 “Segment Reporting” for additional information.
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
The majority of the fees for enrollment services not bundled with ongoing administration services may be in the form of commissions received from insurance carriers for policy placement and are variable in nature. These annual enrollment services include both employer-sponsored arrangements that place both retiree Medicare coverage and voluntary benefits. Our performance obligations under these annual enrollment services are typically completed over a short period upon which a respective policy is placed or confirmed with no ongoing fulfillment obligations. For the employer-sponsored arrangements, we recognize the majority of the placement revenue in the fourth quarter of the calendar year, which is when most of the placement or renewal activity occurs. However, the Company may continue to receive commissions from carriers until the respective policy lapses or is canceled. The Company bases the estimates of total transaction price on supportable evidence from an analysis of past transactions, and only includes amounts that are probable of being received or not refunded. For the employer-sponsored arrangements, the estimated total transaction price may differ from the ultimate amount of commissions we may collect. Consequently, the estimate of total transaction price is adjusted over time as the Company receives confirmation of cash received, or as other information becomes available.
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
4. Discontinued Operations
As disclosed in Note 1 “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on its previously announced sale of the Divested Business. Under the terms of the Purchase Agreement, the Buyer agreed to acquire the Divested Business for total consideration of up to $1.2 billion, in the form of (1) $1.0 billion in cash (the “Closing Cash Consideration”) payable at the closing of the transactions (the “Closing”) contemplated by the Purchase Agreement, (2) a note with an aggregate principal amount of $50 million and a fair value of $35 million as of July 12, 2024 issued at Closing (the “Seller Note”) by an indirect parent of Buyer (the “Note Issuer”) and (3) contingent upon the financial performance of the Divested Business for the 2025 fiscal year, a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) and an initial fair value of $43 million as of July 12, 2024 to be issued by the Note Issuer. The Seller Note has a stated interest rate of 8.0%.
In conjunction with the Divestiture the Company entered into a Transition Services Agreement (the "TSA") with the Buyer. The TSA outlines the terms under which the Company provides certain reimbursable post-closing services to support the business on a transitional basis and are anticipated to be provided for an initial period of up to 18 months, with the option to extend for an additional six months. As part of the TSA agreement, $15 million of the Closing Cash Consideration payable at closing was accounted for as a prepayment to the Company for services provided under the TSA.
During the year ended December 31, 2024, TSA services income of $19 million was recognized in Other (income) expense, net, with the corresponding expenses recorded in Cost of services and Selling, general and administrative expense in the consolidated statement of comprehensive income (loss).
During the year ended December 31, 2024, pass-through costs of approximately $42 million were incurred under the TSA, which were netted against the equal and offsetting reimbursement amounts due from the Divested Business.

Revenue earned during the year ended December 31, 2024 from customer care commercial services provided to the Divested Business was $23 million.
A loss on sale of the Divested Business of $10 million, net of tax, was recorded for the year ended December 31, 2024 upon closing of the sale and reflects the impact of net proceeds received less cost to sell over the carrying value of the Divested Business net assets. Post-closing selling price adjustments and completion of other Purchase Agreement provisions in connection with the sale could result in further adjustments to the gain or loss on sale amount which could be material.
The following tables presents the carrying value of assets and liabilities for the Divested Business as presented within assets and liabilities of discontinued operations on our Consolidated balance sheets and results as reported in Income (Loss) from Discontinued Operations, Net of Tax, within our Consolidated Statements of comprehensive Income (Loss) (in millions):

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$—	$34
Receivables, net	—	263
Other current assets	—	59
Fiduciary assets	—	1,167
Current assets, discontinued operations	—	1,523
Goodwill	—	331
Intangible assets, net	—	418
Fixed assets, net	—	40
Deferred tax assets, net	—	3
Other assets	—	156
Long-term assets, discontinued operations	$—	$948

Liabilities
Accounts payable and accrued liabilities	$—	$119
Other current liabilities	—	84
Fiduciary liabilities	—	1,167
Current liabilities, discontinued operations	—	1,370
Other liabilities	—	68
Long-term liabilities, discontinued operations	$—	$68

	Year Ended December 31,
	2024	2023	2022
Revenue	$577	$1,024	$925
Cost of services, exclusive of depreciation and amortization	425	684	608
Depreciation and amortization	3	10	7
Gross Profit	149	330	310

Operating Expenses
Selling, general and administrative	89	164	192
Depreciation and intangible amortization	8	38	38
Goodwill Impairment	—	148	—
Total Operating Expenses	97	350	230
Income (loss) from Discontinued Operations	52	(20)	80
Interest expense	—	—	1
Other (income) expense, net	2	9	(4)
Income (Loss) from Discontinued Operations Before Income Taxes	50	(29)	83
Loss on sale of disposition, net of tax	10	—	—
Income tax expense (benefit)	59	16	15
Net Income (Loss) from Discontinued Operations, Net of Tax	$(19)	$(45)	$68
During the year ended December 31, 2023, in connection with a strategic portfolio review, we identified and recorded a $148 million non-cash goodwill impairment charge related to our former Cloud Services reporting unit which was subsequently sold as part of the Divested Business. As such, the Company reported the $148 million charge as discontinued operations.
The Company concluded that it controlled a portion of the Divested Business services subsequent to separation as a result of certain shared contractual relationships that had not been legally assigned as of December 31, 2024. As such, the Company determined it was the principal for these services and, therefore, during the year ended December 31, 2024, the Company recorded $71 million of Revenue and Cost of services on a gross basis within discontinued operations in the accompanying Consolidated Statements of Comprehensive Income (Loss).
The additional income tax expense of $41 million recorded for the year ended December 31, 2024 was due to application of the dual consolidated loss rules as a result of the filing of the federal tax return during the interim period. The application of the dual consolidated loss rule was impacted by the sale of the Divested Business, which disallowed foreign losses previously elected.
The expense amounts reflected above represent only the direct costs attributable to the Divested Business and excludes allocations of corporate costs that will be retained following the sale.

5. Other Financial Data
Consolidated Balance Sheets Information
Receivables, net
The components of Receivables, net are as follows (in millions):

	December 31, 2024	December 31, 2023
Billed and unbilled receivables	$480	$442
Allowance for expected credit losses	(9)	(7)
Balance at end of period	$471	$435

Other current assets
The components of Other current assets are as follows (in millions):

	December 31, 2024	December 31, 2023
Deferred project costs	$23	$20
Prepaid expenses	56	48
Commissions receivable	89	107
Other	46	85
Total	$214	$260
Other assets
The components of Other assets are as follows (in millions):

	December 31, 2024	December 31, 2023
Deferred project costs	$263	$240
Operating lease right of use asset	42	56
Commissions receivable	15	22
Other	102	23
Total	$422	$341
The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs were $24 million, $24 million, and $20 million for the years ended December 31, 2024, 2023, and 2022, respectively, and were recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Consolidated Statements of Comprehensive Income (Loss).
Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The interest rate swap balances in Other current assets as of December 31, 2024 and December 31, 2023 were $23 million and $60 million, respectively. As of December 31, 2024 and December 31, 2023, the interest rate swap balances in Other assets also included $8 million and $17 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information). Other assets also included the Seller Note and Additional Seller Note (see Note 4 "Discontinued Operations" for additional information). As of December 31, 2024, the balances in Other assets included $37 million related to the Seller Note and $50 million from the Additional Seller Note.
See Note 19 "Lease Obligations" for further information regarding the Operating lease right of use assets recorded as of December 31, 2024 and 2023.
Fixed assets, net
The components of Fixed assets, net are as follows (in millions):

	December 31, 2024	December 31, 2023
Capitalized software	$427	$310
Leasehold improvements	45	44
Computer equipment	172	106
Furniture, fixtures and equipment	9	10
Construction in progress	41	50
Total Fixed assets, gross	$694	$520
Less: Accumulated depreciation	298	189
Fixed assets, net	$396	$331
Included in Computer equipment are assets under finance leases. The balances as of December 31, 2024 and 2023, net of accumulated depreciation related to these assets, were $62 million and $19 million, respectively.

Other current liabilities
The components of Other current liabilities are as follows (in millions):

	December 31, 2024	December 31, 2023
Deferred revenue	$91	$97
Operating lease liabilities	17	28
Finance lease liabilities	19	10
Other	146	98
Total	$273	$233
Other liabilities
The components of Other liabilities are as follows (in millions):

	December 31, 2024	December 31, 2023
Deferred revenue	$40	$45
Operating lease liabilities	56	66
Finance lease liabilities	39	6
Other	23	25
Total	$158	$142
The current and non-current portions of deferred revenue relate to consideration received in advance of performance under client contracts. During the years ended December 31, 2024, 2023, and 2022, revenue of approximately $97 million, $95 million, and $77 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.
Other current liabilities as of December 31, 2024 and December 31, 2023 included the current portion of tax receivable agreement liability of $100 million and $62 million, respectively (see Note 15 "Tax Receivable Agreement" for additional information).
As of December 31, 2024 and 2023, the current and non-current portions of operating lease liabilities represent the Company's obligation to make lease payments arising from a lease (see Note 19 "Lease Obligations" for further information). Operating leases for the Company's office facilities expire at various dates through 2031.
Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There were no interest rate swaps recorded in Other current liabilities as of both December 31, 2024 and December 31, 2023. There were no interest rate swaps recorded in Other liabilities as of December 31, 2024. The balance in Other liabilities as of December 31, 2023 was $3 million (see Note 13 “Derivative Financial Instruments” for additional information).
6. Goodwill and Intangible assets, net
The changes in the net carrying amount of goodwill are as follows (in millions):

Total
Balance as of December 31, 2023	$3,212
Foreign currency translation	—
Balance at December 31, 2024	$3,212
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
During the fourth quarter of 2024, the Company performed a quantitative assessment in accordance with ASC 350. We evaluated the potential for goodwill impairment by considering macroeconomic conditions, industry and market conditions, cost factors, both current and future expected financial performance, and relevant entity-specific events for each of the reporting units. We also considered our overall market performance discretely as well as in relation to our peers. We utilized a discount rate of 11.0% and a long-term growth rate of 3.5% for our Health Solutions and Wealth Solutions reporting units in the determination of fair value. Other significant assumptions utilized included the Company’s projections of expected future revenues and EBITDA margin, which is defined as earnings before interest, taxes, depreciation and intangible amortization as a percentage of revenue.
The Company determined the fair value of its reporting units exceeded the carrying value as of October 1, 2024, and therefore, goodwill was not impaired. Based on the results of the Company’s quantitative assessment, the fair value of the Health Solutions and Wealth Solutions reporting units exceeded their carrying values by 1.2% and 55.7%, respectively. A hypothetical 25-basis point increase in the discount rate or a hypothetical 50-basis point decrease in the long-term growth rate could have resulted in a goodwill impairment in the Company’s Health Solutions reporting unit of $125 million.
At December 31, 2024, our Health Solutions and Wealth Solutions reporting units had $3,084 million and $128 million of goodwill, respectively.
Intangible assets by asset class are as follows (in millions):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Customer-related and contract based intangibles	$3,192	$742	$2,450	$3,192	$529	$2,663
Technology related intangibles	230	133	97	230	94	136
Trade name	408	100	308	408	71	337
Total	$3,830	$975	$2,855	$3,830	$694	$3,136
Amortization expense from finite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022 was $280 million, $281 million, and $278 million, respectively. Amortization expense from finite-lived intangible assets was recorded in Depreciation and intangible amortization in the Consolidated Statements of Comprehensive Income (Loss).
The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of December 31, 2024 and December 31, 2023 (in millions, except for years):

	December 31, 2024		December 31, 2023
	Net Carrying Amount	Weighted-Average Remaining Useful Lives	Net Carrying Amount	Weighted-Average Remaining Useful Lives
Intangible assets:
Customer-related and contract-based intangibles	$2,450	11.5	$2,663	12.5
Technology-related intangibles	97	2.6	136	3.5
Trade name	308	11.4	337	12.4
Total	$2,855		$3,136

Subsequent to December 31, 2024, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related and Contract Based Intangibles	Technology Related Intangibles	Trade Name Intangibles	Total
2025	$214	$39	$28	$281
2026	214	38	27	279
2027	214	19	27	260
2028	214	1	27	242
2029	214	—	27	241
Thereafter	1,380	—	172	1,552
Total amortization expense	$2,450	$97	$308	$2,855

7. Income Taxes
Provision for Income Taxes
Income (Loss) from continuing operations before taxes consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Income (Loss) from continuing operations before taxes
U.S. (loss) income	$(149)	$(314)	$(108)
Non-U.S. (loss) income	1	(23)	(16)
Total	$(148)	$(337)	$(124)
Income (Loss) from continuing operations before taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may in some cases be subject to taxation in more than one country, the income tax provision shown below as federal, state, or foreign may not correspond to the geographic attribution of the earnings.
The provision for income tax consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit):
Current:
Federal	$(4)	$(21)	$(18)
State	5	9	5
Foreign	10	1	4
Total current tax expense (benefit)	$11	$(11)	$(9)
Deferred tax expense (benefit):
Federal	$(9)	$(1)	$19
State	(12)	(8)	—
Foreign	2	—	6
Total deferred tax expense (benefit)	$(19)	$(9)	$25
Total income tax expense (benefit)	$(8)	$(20)	$16

Effective Tax Rate Reconciliation
The reconciliation of the effective tax rate for all periods presented is as follows (in millions):

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Income (Loss) from continuing operations before taxes	$(148)		$(337)		$(124)
Provision for income taxes at the statutory rate	$(31)	21%	$(71)	21%	$(26)	21%
State income taxes, net of federal benefit	2	(1)%	(1)	—%	3	(2)%
Jurisdictional rate differences	5	(3)%	(4)	1%	5	(4)%
Changes in valuation allowances	26	(18)%	14	(4)%	17	(14)%
Benefit of income not allocated to the Company	—	—%	3	(1)%	6	(5)%
Income in separate U.S. tax consolidations	1	(1)%	1	—%	15	(12)%
Adjustments based on filed tax returns	(2)	1%	—	—%	(1)	1%
Non-deductible expenses	6	(4)%	45	(13)%	32	(27)%
Tax credits	(17)	11%	(14)	4%	(7)	6%
Change in uncertain tax positions	—	—%	—	—%	(27)	22%
Other	2	(1)%	7	(2)%	(1)	1%
Total income tax expense (benefit)	$(8)	5%	$(20)	6%	$16	(13)%
The Company’s effective tax rate for the year ended December 31, 2024, year ended December 31, 2023, and year ended December 31, 2022 was 5%, 6% and 13%, respectively.
The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. The Company is taxed as a corporation and is subject to corporate federal, state, and local taxes on the income allocated to it from Alight Holdings, based upon the Company’s economic interest in Alight Holdings, and any stand-alone income or loss generated by the Company. Alight Holdings and certain subsidiaries combine to form a single entity taxable as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, Alight Holdings is not subject to U.S. federal and certain state and local income taxes. The partners of Alight Holdings, including the Company, are liable for federal, state, and local income taxes based on their allocable share of Alight Holdings’ pass-through taxable income, which includes income of Alight Holdings’ subsidiaries that are treated as disregarded entities separate from Alight Holdings for income tax purposes. The effective tax rate for the year ended December 31, 2024 is lower than the 21% U.S. statutory corporate income tax rate primarily due to changes in valuation allowances, tax credits, and non-deductible expenses.

Deferred Income Taxes
The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Interest expense carryforward	$124	$64
Other credits	65	57
Tax receivable agreement	132	114
Seller Earnouts	5	12
Intangible assets	3	4
Net operating losses	30	75
Other	3	—
Total	$362	$326
Valuation allowance on deferred tax assets	(86)	(60)
Total	$276	$266
Deferred tax liabilities:
Intangible assets	$(29)	$(33)
Investment in partnership	(207)	(194)
Interest rate swap	(5)	(15)
Other	(16)	(18)
Total	$(257)	$(260)
Net deferred tax (liability) asset	$19	$6
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
As of December 31, 2024 and 2023, the Company had U.S. and foreign NOLs of $30 million and $75 million, respectively. The material jurisdictions for the NOLs are the United States and Canada. The company also generated and utilized foreign and research and development tax credits which have an expiration of 10 and 20 years respectively.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In evaluating the Company's ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including the period of expiration, scheduled reversals of deferred tax liabilities, tax-planning strategies, and three years of cumulative operating income (loss). Management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income by jurisdiction to which the tax asset relates. The Company maintains valuation allowances with regard to the tax benefits of certain NOLs and other deferred tax assets, and periodically assesses the adequacy thereof. During the year ended December 31, 2024, the valuation allowance increased by $26 million compared to the prior year, of which $23 million related to U.S. tax credits and interest limitation carryforwards. $3 million related to NOLs in non-U.S. jurisdictions. During the year ended December 31, 2023, the valuation allowance increased by $14 million compared to the prior year, of which $10 million related to U.S. tax credits and $4 million related to NOLs in non-U.S. jurisdictions.
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

Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$2	$1	$19
Additions for tax positions of prior years	—	1	—
Lapse of statute of limitations	(2)	—	(18)
Ending Balance at December 31	$—	$2	$1
There was no liability for uncertain tax positions as of December 31, 2024. The Company’s liability for uncertain tax positions as of December 31, 2023 was $2 million related to amounts that would impact the effective tax rate if recognized.
The Company records interest and penalties related to uncertain tax positions in its provision for income taxes. There were no accrued potential interest and penalties as of December 31, 2024. The Company accrued potential interest and penalties of $2 million as of December 31, 2023. The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2020. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2021.

8. Debt
Debt outstanding consisted of the following (in millions):

	Maturity Date	December 31, 2024	December 31, 2023
Sixth Incremental Term Loans(1)	August 31, 2028	$2,025	$—
Fifth Incremental Term Loans(2)	August 31, 2028	—	2,488
Secured Senior Notes	June 1, 2025	—	306
$300 million Revolving Credit Facility, Amended	August 31, 2026	—	—
Total debt, net		2,025	2,794
Less: current portion of long-term debt, net		(25)	(25)
Total long-term debt, net		$2,000	$2,769
_______________________________________________________
(1)The net balance for the Sixth Incremental Term Loans included unamortized debt issuance costs at December 31, 2024 of approximately $6 million.
(2)The net balance for the Fifth Incremental Term Loans included unamortized debt issuance costs at December 31, 2023 of approximately $8 million.
Term Loan
In May 2017, the Company entered into a 7-year Initial Term Loan pursuant to a credit agreement (the “Credit Agreement”). During November 2017 and November 2019, the Company entered into Incremental Term Loans under identical terms as the Initial Term Loan. In August 2020, the Company entered into Amendment No. 5 to the Credit Agreement, which refinanced a portion of the Initial Term Loan by paying down $270 million of principal using the proceeds from the August 2020 Unsecured Senior Notes issuance, extending the maturity date on $1,986 million of the balance to October 31, 2026, and adding an interest rate floor of 50 bps (the "Amended Term Loan"). As part of the consideration transferred in the Business Combination, $556 million of principal was repaid on the portion of the Term Loan that was not amended. In August 2021, the Company entered into a new Third Incremental Term Loan facility for $525 million that matures August 31, 2028 pursuant to Amendment No. 6 to the Credit Agreement. In January 2022, the Company refinanced the Amended Term Loan and the Third Incremental Term Loan to have a concurrent maturity date of August 31, 2028 and updated interest rate terms as described below (the "B-1 Term Loan") pursuant to Amendment No. 7 to the Credit Agreement. In March 2023, the Company refinanced the remaining portion of the 7-year Term Loan in full by increasing the existing B-1 Term Loan by approximately $65 million under identical terms as the B-1 Term Loan pursuant to Amendment No. 8 to the Credit Agreement.
Interest rates on the B-1 Term Loan borrowings are based on the Secured Overnight Financing Rate ("SOFR") plus a margin. The Company is required to make principal payments at the end of each fiscal quarter based on defined terms in the agreement with the remaining principal balances due on the maturity dates.
In September 2023, the Company entered into Amendment No. 9 to the Credit Agreement with a syndicate of lenders to establish a new class of Fifth Incremental Term Loans with an aggregate principal amount of $2,507 million to reprice the outstanding Initial Term B-1 Loans due August 31, 2028 by reducing the applicable rate from SOFR + 3.00% to SOFR + 2.75%.
In June 2024, the Company entered into Amendment No. 10 to the Credit Agreement with a syndicate of lenders to establish a new class of Sixth Incremental Term Loans with an aggregate principal amount of $2,489 million to reprice the outstanding Fifth Incremental Term Loans due August 31, 2028 by reducing the applicable rate from SOFR + 2.75% to SOFR + 2.25%.
In January 2025, the Company entered into Amendment No. 11 to the Credit Agreement with a syndicate of lenders to establish a new class of Seventh Incremental Term Loans with an aggregate principal amount of $2,030 million to reprice the outstanding Sixth Incremental Term Loans due August 31, 2028 by reducing the applicable rate from SOFR + 2.25% to SOFR + 1.75%.
The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13 “Derivative Financial Instruments”).
During the twelve months ended December 31, 2024, and December 31, 2023, the Company made total principal payments on the Sixth Incremental Term Loans of $25 million and $25 million, respectively.
In July 2024, the Company paid down $440 million of the Sixth Incremental Term Loans principal balance with proceeds from the Divestiture. The Company recognized a loss on debt extinguishment of $1 million related to this prepayment of a portion of the Sixth Incremental Term Loans. Loss on debt extinguishment is recorded in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).
Secured Senior Notes
In May 2020, the Company issued $300 million of Secured Senior Notes. These Secured Senior Notes initially had a maturity date of June 1, 2025 and accrued interest at a fixed rate of 5.75% per annum, payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2020.
In July 2024, the Company fully repaid the Secured Senior Notes principal balance of $300 million with proceeds from the Divestiture. The Company recognized a gain on debt extinguishment of $4 million related to the prepayment in full of the Secured Senior Notes. Gain on debt extinguishment is recorded in Interest expense in the Consolidated Statements of Comprehensive Income (Loss).
Revolving Credit Facility
In May 2017, also pursuant to the Credit Agreement, the Company entered into a 5-year $250 million revolving credit facility with a multi-bank syndicate with a maturity date of May 1, 2022. During August 2020, the Company extended the maturity date for $226 million of the revolving credit facility to October 31, 2024. In August 2021, the Company replaced and refinanced the revolving credit facilities with a $294 million revolving credit facility with a maturity date of August 31, 2026 pursuant to Amendment No. 6 to the Credit Agreement. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR pursuant to Amendment No. 8 to the Credit Agreement. No changes were made to the maturity date. At December 31, 2024, an immaterial amount of unused letters of credit related to various insurance policies and real estate leases were issued under the revolving credit facility and there were no borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During each of the twelve months ended December 31, 2024 and 2023, the Company made immaterial payments related to these fees.
Financing Fees, Premiums and Interest Expense
The Company capitalized financing fees and premiums related to the Term Loan, Revolver and Secured Senior Notes issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.
Total interest expense related to the debt instruments for the years ended December 31, 2024, 2023, and 2022 was $186 million, $219 million, and $138 million, respectively, which included a benefit of $3 million, $2 million, and $3 million for the years ended December 31, 2024, 2023, and 2022, respectively. Interest expense is recorded in Interest expense in the Consolidated Statements of Comprehensive Income (Loss), and is net of interest rate swap derivative gains recognized.
Principal Payments
Aggregate remaining contractual principal payments as of December 31, 2024 are as follows (in millions):

2025	$25
2026	25
2027	25
2028	1,955
Total payments	$2,030
9. Stockholders' Equity
Preferred Stock
As of December 31, 2024, 1,000,000 preferred shares, par value $0.0001 per share, were authorized and no preferred shares were issued and outstanding.
Class A Common Stock
As of December 31, 2024, 531,703,862 shares of Class A Common Stock were outstanding. On July 2, 2024, all remaining shares of unvested Class A Common Stock became fully vested. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends declared by the Company’s Board of Directors.

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
Class B-1
As of December 31, 2024, 4,978,807 shares of Class B-1 Common Stock were legally issued and outstanding. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
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
As of December 31, 2024, 2,521,192 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
Class B-2
As of December 31, 2024, 4,978,807 shares of Class B-2 Common Stock were legally issued and outstanding. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).
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
As of December 31, 2024, 2,521,192 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).
Class B-3
As of December 31, 2024, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There were no shares of Class B-3 Common Stock issued and outstanding as of December 31, 2024.

Class V Common Stock
As of December 31, 2024, 510,237 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unit holders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.
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
As of December 31, 2024, there were no outstanding shares of Class Z Common Stock, as all remaining shares of Class Z Common Stock were either forfeited or became fully vested on July 2, 2024 in accordance with their terms. The vested shares of Class Z Common Stock were converted into shares of either Class A, Class B-1 and B-2 Common Stock in connection with the ultimate forfeiture of the shares of unvested Class A, Class B-1 and B-2 common stock issued to participating management holders, as applicable.
Similarly, as of December 31, 2024, there were no outstanding Class Z common units as all remaining Class Z common units were either forfeited or became fully vested on July 2, 2024 in accordance with their terms. The vested Class Z units were converted into either Alight Holdings Class A, Class B-1 and B-2 common units in connection with the ultimate forfeiture of the shares of unvested Class A, Class B-1, and Class B-2 common stock issued to participating management holders, as applicable.
Class A Units
Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.
The Continuing Unit holders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Consolidated Balance Sheets. As of December 31, 2024, there were 532,214,099 Class A Units outstanding, of which 531,703,862 are held by the Company and 510,237 are held by the noncontrolling interest of the Company.
The Alight Holdings limited liability company agreement contains provisions that require a one-to-one ratio is maintained between each class of Alight Holdings units held by Alight and its subsidiaries (including the Alight Group, Inc., but excluding subsidiaries of Alight Holdings) and the number of outstanding shares of the corresponding class of Alight common stock, subject to certain exceptions (including in respect of management equity in the form of options, rights or other securities which have not been converted into or exercised for Alight common stock). In addition, the Alight Holdings limited liability company agreement permits Alight, in its capacity as the managing member of Alight Holdings, to take actions to maintain such ratio, including undertaking stock splits, combinations, recapitalization and exercises of the exchange rights of holders of Alight Holdings units.
Exchange of Class A Units
During the twelve months ended December 31, 2024, 28,987,597 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings and accordingly increased its equity by approximately $273 million, recorded in Additional paid-in capital. Pursuant to the Tax Receivable Agreement (the "TRA") that we entered into in connection with the Business Combination, described in Note 15 "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $90 million, with offsets to Additional paid-in-capital. A $11 million increase to Additional paid-in-capital was due to exchanges as a result of deferred taxes due to our change in ownership.

Share Repurchase Program
On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase issued and outstanding shares of Class A Common Stock from time to time, depending on market conditions and alternate uses of capital. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. On March 20, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock. As of December 31, 2024, the total remaining amount authorized for repurchase was $81 million.
On June 18, 2024, the Company announced that it entered into an accelerated share repurchase agreement (the "ASR") with Barclays Bank PLC (the "ASR counterparty") to repurchase $75 million of Alight's Class A Common Stock, as part of the Company's existing share repurchase program. On July 16, 2024, the Company made an initial payment of $75 million to the ASR counterparty and received an initial delivery of shares equal in value to 80% of the prepayment amount of $75 million, based on Alight’s closing share price as of the effective date of July 15, 2024. The final number of shares repurchased was based on the volume-weighted average price of Alight's common stock during the term of the transaction, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR. The ASR was settled on September 23, 2024, resulting in an additional delivery of 2,400,041 shares of Alight's Class A Common Stock. During the year ended December 31, 2024, the Company repurchased 10,563,306 shares of Alight's Class A Common Stock in aggregate for $75 million as part of the ASR.
During the year ended December 31, 2024, there were 22,327,717 Class A Common Stock shares repurchased under the Program. Repurchased shares are reflected as Treasury Stock on the Consolidated Balance Sheets as a component of equity.
On February 13, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock, providing a total amount authorized for repurchase of $281 million after giving effect to the increase. Repurchases may be conducted through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including pursuant to Rule 10b5-1 trading plans. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The stock repurchase program does not obligate Alight to acquire any amount of common stock, and the program may be suspended or terminated at any time by Alight at its discretion without prior notice.

The following table reflects the changes in our outstanding stock:

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2021	456,282,881	4,990,453	4,990,453	77,459,687	5,595,577	—
Conversion of noncontrolling interest	13,978,222	—	—	(13,978,222)	—	—
Shares granted upon vesting	1,929,035	—	—	—	—	—
Issuance for compensation to non-employees(1)	73,208	—	—	—	—	—
Share repurchases	(1,506,385)	—	—	—	—	1,506,385
Balance at December 31, 2022	470,756,961	4,990,453	4,990,453	63,481,465	5,595,577	1,506,385
Conversion of noncontrolling interest	34,519,247	—	—	(34,519,247)	—	—
Shares granted upon vesting	7,129,735	—	—	—	(2,175,362)	—
Issuance for compensation to non-employees(1)	83,203	—	—	—	—	—
Share repurchases	(4,921,468)	—	—	—	—	4,921,468
Share forfeitures	—	(39,218)	(39,218)	—	—	—
Balance at December 31, 2023	507,567,678	4,951,235	4,951,235	28,962,218	3,420,215	6,427,853
Conversion of noncontrolling interest	28,987,597	—	—	(28,987,597)	—	—
Shares granted upon vesting	17,316,478	63,868	63,868	535,616	(3,420,215)	—
Issuance for compensation to non-employees (1)	159,826	—	—	—	—	—
Share repurchases	(22,327,717)	—	—	—	—	22,327,717
Share forfeitures	—	(36,296)	(36,296)	—	—	—
Balance at December 31, 2024	531,703,862	4,978,807	4,978,807	510,237	—	28,755,570
_______________________________________________________
(1)Issued to certain members of the Board of Directors in lieu of cash retainer.
Dividends
In 2024, our Board of Directors approved a new quarterly dividend program. The Company intends to continue paying regular cash dividends on a quarterly basis. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors, whose decision will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. On November 12, 2024, our Board of Directors declared a regular cash dividend of $0.04 per share, payable on December 16, 2024 to shareholders of record at the close of business on December 2, 2024. The dividend resulted in aggregate payments of approximately $21 million during the year ended December 31, 2024.
On February 13, 2025, the Company announced that its Board of Directors approved the payment of a quarterly dividend in the amount of $0.04 per share of Class A Common Stock on March 17, 2025, to shareholders of record as of the close of business on March 3, 2025.
Accumulated Other Comprehensive Income
As of December 31, 2024, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.

Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign Currency Translation Adjustments (1)	Interest Rate Swaps (2)	Total
Balance at December 31, 2021	$-	$8	$8
Other comprehensive income (loss) before reclassifications	(13)	125	112
Tax (expense) benefit	2	(8)	(6)
Other comprehensive income (loss) before reclassifications, net of tax	(11)	117	106
Amounts reclassified from accumulated other comprehensive income	—	(19)	(19)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(19)	(19)
Net current period other comprehensive income (loss), net of tax	$(11)	$98	$87
Balance at December 31, 2022	$(11)	$106	$95
Other comprehensive income (loss) before reclassifications	10	33	43
Tax (expense) benefit	(2)	15	13
Other comprehensive income (loss) before reclassifications, net of tax	8	48	56
Amounts reclassified from accumulated other comprehensive income	—	(80)	(80)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(80)	(80)
Net current period other comprehensive income (loss), net of tax	8	(32)	(24)
Balance at December 31, 2023	$(3)	$74	$71
Other comprehensive income (loss) before reclassifications	4	33	37
Tax (expense) benefit	3	8	11
Other comprehensive income (loss) before reclassifications, net of tax	7	41	48
Amounts reclassified from accumulated other comprehensive income	—	(72)	(72)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(72)	(72)
Net current period other comprehensive income (loss), net of tax	7	(31)	(24)
Balance at December 31, 2024	$4	$43	$47
(1)Foreign currency translation adjustments include $1 million loss related to intercompany loans that have been designated long-term investment nature.
(2)Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information.
10. Share-Based Compensation
Predecessor Plans
Prior to the Business Combination, share-based payments to employees included grants of restricted share units (“RSUs”) and performance based restricted share units (“PRSUs”), which consisted of both Class A-1 and Class B common units in each type, were measured based on their estimated grant date fair value. The grant date fair value of the RSUs was equal to the value of the shares acquired by the Predecessor’s initial investors at the time of Alight Holding’s formation in 2017. The grant date fair values of the PRSUs were based on a Monte Carlo simulation methodology, which required management to make certain assumptions and apply judgement. Management determined the expected volatility based on the average implied asset volatilities of comparable companies as the Company did not have sufficient trading history for the PRSUs. The expected term represented the period that the PRSUs were expected to be outstanding. Because of the lack of sufficient historical data necessary to calculate the expected term, the Company used the contractual vesting period of five years to estimate the expected term. For the Predecessor period, the key assumptions included in the Monte

Carlo simulation were expected volatility of 45%, a risk-free interest rate of 1% and no expected dividends. The Company recognized share-based compensation expense on a straight-line basis over the requisite service period for the awards expected to ultimately vest. As a result of the change in control related to the Business Combination, the vesting of the time-based PRSU Class B units accelerated on the Closing Date. Prior to the Closing Date, the time-based PRSUs vested ratably over periods of one to five years. The remaining unvested PRSU Class B units had vesting conditions that were contingent upon the achievement of defined internal rates of return and multiples on invested capital occurrence and of certain liquidity events. The Class A-1 RSUs and PRSUs that were unvested as of the Closing Date had time-based and/or vesting conditions that were contingent upon the achievement of defined internal rates of return and multiples on invested capital occurrence and of certain liquidity events. Both the unvested Class A-1 and Class B units were replaced with unvested shares of Alight common stock as discussed below.
Successor Plans
In connection with the Business Combination, the holders of certain unvested awards under the Predecessor plans were granted replacement awards in the Successor company.
Class B units: The unvested Class B units of Alight Holdings will automatically convert on a one-for-one basis into shares of Class A Common Stock upon the achievement of certain market conditions, if achieved prior to the seventh anniversary of the Closing Date.
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
The Class B and Class A-1 units that were replaced represented the unvested Class A, unvested Class B-1 and unvested Class B-2 Common Stock subject to the forfeiture re-allocation provision per the Class Z instruments discussed in Note 9 “Stockholders’ Equity”. These unvested shares were accounted for as restricted stock in accordance with ASC 718. As of July 2, 2024, all remaining shares of Class Z Common Stock were either forfeited or became fully vested in accordance with their terms.
The Company has an active equity incentive plan, the Alight, Inc. 2021 Omnibus Incentive Plan (the "Incentive Plan"), under which the Company has been authorized to grant share-based awards to key employees and non-employee directors, which consist primarily of time-based restricted stock units ("RSUs") and performance share units ("PRSUs"). Under this plan, for grants issued during the year ended December 31, 2024, approximately 44% of the units are subject to time-based vesting requirements and approximately 56% are subject to additional performance-based vesting requirements. As of December 31, 2024, there were 83,607,718 remaining shares of common stock authorized for issuance pursuant to the Company’s stock-based compensation plans under its 2021 Omnibus Incentive Plan. RSU and PSU nonvested share-based payment awards contain rights to receive forfeitable dividends and therefore are not participating securities.
Restricted Share Units and Performance Share Units
Time-based RSUs are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest ratably over a three-year period from the date of grant. All awards are expensed on a straight-line basis over a three-year period, which is considered to be the requisite service period.
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
The weighted-average grant-date fair value per share of RSUs and PRSUs granted during the each of the years ended December 31, 2024, 2023 and 2022 were approximately $8.68, $8.72, $9.01 and $8.73, $8.82 and $11.76, respectively.

The following table summarizes the RSU and PRSU activity during the year ended December 31, 2024:

	RSUs	Weighted Average Grant Date Fair Value Per Unit	PRSUs(1)	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2023	8,174,812	$9.78	28,041,674	$11.25
Granted	5,613,104	8.68	6,879,610	8.73
Vested	(3,417,686)	8.81	(20,728,422)	12.15
Forfeited	(3,045,124)	8.95	(3,314,405)	8.93
Balance as of December 31, 2024	7,325,106	$8.67	10,878,456	$8.71
_______________________________________________________
(1)The number of PRSUs presented are based on actual or expected achievement of the respective performance goals as of the end of the period.
The Company also forfeited approximately 3.5 million shares in July 2024 in conjunction with the Divestiture as discussed in Note 1 "Basis of Presentation and Nature of Business".
Share-based Compensation Expense
Total share-based compensation expense related to the RSUs and PRSUs are recorded in the Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of services, exclusive of depreciation and amortization	$14	$30	$34
Selling, general and administrative	62	109	130
Total share-based compensation expense	$76	$139	$164
As of December 31, 2024, total future compensation expense related to unvested RSUs was $42 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.69 years. As of December 31, 2024, total future compensation expense related to unvested PRSUs was $46 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.34 years.
Employee Stock Purchase Plan
In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. As of December 31, 2024, there were 12,148,358 remaining shares available for grant and 2,812,674 shares issued under the ESPP. The amount of share-based compensation expense related to the ESPP was approximately $1.5 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively, which was recorded in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
11. Earnings Per Share
Basic earnings per share is calculated by dividing the net income (loss) attributable to Alight, Inc. by the weighted average number of shares of Class A Common Stock issued and outstanding. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that would then share in the net income of Alight, Inc. The Company’s Class V Common Stock does not, and its Class Z Common Stock did not, participate in the earnings or losses of the Company and are therefore not participating securities and have not been included in either the basic or diluted earnings per share calculations. RSU and PSU Nonvested share-based payment awards contain rights to receive forfeitable dividends and therefore are not participating securities.

In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of December 31, 2024, the Seller Earnouts were excluded from the diluted earnings per share calculations.
Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Basic and diluted (net loss) earnings per share:
Numerator
Net Income (Loss) From Continuing Operations	$(140)	$(317)	$(140)
Less: Net income (loss) attributable to noncontrolling interest	2	17	10
Net Income (loss) from continuing operations attributable to Alight, Inc.	$(138)	$(300)	$(130)
Net Income (Loss) From Discontinued Operations, Net of Tax	(19)	(45)	68
Net Income (Loss) Attributable to Alight, Inc. - basic	$(157)	$(345)	$(62)
Loss impact of conversion of noncontrolling interest	(1)	—	—
Net income (loss) attributable to Alight, Inc. - diluted	$(158)	$(345)	$(62)
Denominator
Weighted-average shares outstanding - basic	539,861,208	489,461,259	458,558,192
Dilutive effect of the exchange of noncontrolling interest units	510,237	—	—
Dilutive effect of RSUs	—	—	—
Weighted-average shares outstanding - diluted	540,371,445	489,461,259	458,558,192

Basic and Diluted (net loss) earnings per share
Continuing operations	$(0.25)	$(0.61)	$(0.28)
Discontinued operations	$(0.04)	$(0.09)	$0.14
Net Income (Loss)	$(0.29)	$(0.70)	$(0.14)
For the year ended December 31, 2024, 7,325,106 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 14,999,998 shares related to the Seller Earnouts and 10,878,457 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.
For the year ended December 31, 2023, 28,962,218 units related to noncontrolling interests and 10,080,390 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 14,999,998 shares related to the Seller Earnouts and 27,411,360 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.
For the year ended December 31, 2022, 63,481,465 units related to noncontrolling interests and 7,624,817 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 14,999,998 shares related to the Seller Earnouts and 29,429,683 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.
12. Segment Reporting
As disclosed above in Note 1 “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on its previously announced sale of the Divested Business. See Notes 1 “Basis of Presentation and Nature of Business” and Note 4 “Discontinued Operations” for additional information. We currently operate under one reportable segment, Employer Solutions. Employer Solutions is driven by our Alight Worklife platform, and includes integrated benefits administration, healthcare navigation, financial wellbeing, leave of absence management and retiree healthcare. Our previous Other nonreportable segment was comprised of our former Hosted business, which was wound down in the prior year and had no activity during 2024.

The Company’s reportable segment has been determined using a management approach, which is consistent with the basis and manner in which the Company’s chief operating decision maker (“CODM”) uses financial information for the purposes of allocating resources and evaluating performance. The Company’s Chief Executive Officer is its CODM. The CODM evaluates the performance of the Company based on revenue and net income (loss) from continuing operations. In prior periods when the Company operated as multiple segments, the CODM considered gross profit as the segment profitability measure. Beginning in 2024, as a single consolidated segment, the CODM now considers Net Income (Loss) From Continuing Operations as its segment profitability measure.
The CODM also uses revenue and net income (loss) from continuing operations to manage and evaluate our business, make planning decisions, and as performance measures for Company-wide incentive compensation plans. These key financial measures provide an additional view of our operational performance over the long-term and provide useful information that we use in order to maintain and grow our business. The Company does not report assets by reportable segments as this information is not reviewed by the CODM on a regular basis.
Information regarding the Company’s reportable segment is as follows (in millions):

	Year Ended December 31,
	2024			2023			2022
	Employer Solutions	Other	Total	Employer Solutions	Other	Total	Employer Solutions	Other	Total
Revenue
Recurring	$2,135	$—	$2,135	$2,141	$26	$2,167	$1,960	$43	$2,003
Project	197	—	197	219	—	219	204	—	204
Total Revenue	$2,332	$—	$2,332	$2,360	$26	$2,386	$2,164	$43	$2,207
Less (1)
Cost of sales - Technology (2)	$313	$—	$313	$323	$—	$323	$293	$—	$293
Cost of sales - Delivery, Customer Care and Other (3)	1,115	—	1,115	1,125	26	1,151	1,103	42	1,145
Stock Based Compensation	14	—	14	30	—	30	34	—	34
Depreciation and Amortization	96	—	96	70	2	72	47	2	49
Total Gross Profit	$794	$—	$794	$812	$(2)	$810	$687	$(1)	$686
Selling, General, and Administrative (4)	460	—	460	408	—	408	303	—	303
Restructuring	63	—	63	73	—	73	46	—	46
Stock Based Compensation	62	—	62	109	—	109	130	—	130
Depreciation and Intangible Amortization	299	—	299	301	—	301	301	—	301
Interest expense	103	—	103	131	—	131	121	—	121
Other segment items (5)	(53)	—	(53)	105	—	105	(75)	—	(75)
Net Income (Loss) From Continuing Operations	$(140)	$—	$(140)	$(315)	$(2)	$(317)	$(139)	$(1)	$(140)
(1) - The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) - Cost of sales - Technology is primarily attributable to cost related to application development and client-related infrastructure.
(3) - Cost of sales - Delivery, Customer Care and Other is primarily attributable to costs related personnel and vendors providing services to support our client base and client participants.
(4) - Selling, General, and Administrative expenses excludes restructuring, stock based compensation and depreciation and intangible amortization and primarily include compensation-related costs for administrative and management employees, system and facilities expense, and costs for external professional and consulting services.
(5) - Other segment items - includes gain/loss from change in fair value of financial instruments, gain/loss from change in fair value of tax receivable agreement, other (income) expense, net and income taxes.
Revenue by geographic location is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$2,304	$2,358	$2,182
International	28	28	25
Total	$2,332	$2,386	$2,207
There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.
Long-lived assets, representing Fixed assets, net and Operating lease right of use assets, by geographic location is as follows (in millions):

	Year Ended December 31,
	2024	2023
United States	$429	$384
International	9	2
Total	$438	$386
13. Derivative Financial Instruments
The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.
Interest Rate Swaps
The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of December 31, 2024	Fixed Rate	Expiration Date
December 2021	April 2024	$871,205,040	$526,095,599	1.6533%	June 2025
December 2021	April 2024	$435,602,520	$263,047,800	1.6560%	June 2025
December 2021	April 2024	$435,602,520	$263,047,800	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	$1,197,000,000	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9100%	December 2026
Concurrent with the refinancing of certain term loans, we amended our interest rate swaps to incorporate Term SOFR. In accordance with Accounting Standards Codification Topic 848, Reference Rate Reform, we did not redesignate the interest rate hedges when they were amended from LIBOR to SOFR as we are permitted to maintain the designation through the transition. During the year ended December 31, 2024, we did not execute any new interest rate swaps. Our interest rate swaps have been designated as cash flow hedges.
Certain swap agreements amortize or accrete based on achieving targeted hedge ratios. The Company currently has two instruments that the fair value of the instruments at the time of re-designation are being amortized into interest expense over the remaining life of the instruments.
Financial Instrument Presentation
The fair values and location of outstanding derivative instruments recorded in the Consolidated Balance Sheets are as follows (in millions):

	December 31, 2024	December 31, 2023
Assets
Other current assets	$23	$60
Other assets	8	17
Total	$31	$77

Liabilities
Other current liabilities	$—	$—
Other liabilities	—	3
Total	$—	$3
The Company estimates that approximately $23 million of derivative gains included in Accumulated other comprehensive income as of December 31, 2024 will be reclassified into earnings over the next twelve months.

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
The portion of the Seller Earnouts related to employee compensation was accounted for as share-based compensation. As all employee compensation associated with the Seller Earnouts was ultimately vested on July 2, 2024, no portion of the Seller Earnout as of December 31, 2024 was accounted for as share-based compensation. See Note 10 “Share-Based Compensation” for additional information.
As of December 31, 2024, all of the remaining Seller Earnouts were accounted for as a contingent consideration liability at fair value within Financial instruments on the Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This liability is subject to remeasurement at each balance sheet date. At December 31, 2024 and December 31, 2023, the Seller Earnouts had a fair value of $51 million and $95 million, respectively. For the years ended December 31, 2024 and 2023, the fair value remeasurement of the Seller Earnouts resulted in a gain of $48 million and $2 million, respectively. Gains or losses related to the remeasurement of Seller Earnouts are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Class B-1 and B-2 Seller Earnouts, and, prior to the Class Z vesting on July 2, 2024, the Class Z-B-1 and Z-B-2 contingent consideration instruments, is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurement"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 40%, risk-free interest rate of 4.30%, expected holding period of 3.51 years, dividend participation, and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. A decrease in the risk-free interest rate or expected volatility would result in a decrease in the fair value measurement of the Seller Earnouts and vice versa.
As discussed in Note 9 “Stockholders’ Equity”, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders on July 2, 2024, all Class Z instruments were ultimately settled resulting in the re-allocation of the forfeited compensatory Class A, Class B-1 and Class B-2 instruments. The Class Z instruments are also accounted for as a contingent consideration liability at fair value within Financial instruments on the Consolidated Balance Sheets because these instruments do not meet the criteria for classification within equity. The fair value of the Class Z-A contingent consideration was determined using the ending share price as of the last day of each quarter until settlement on July 2, 2024, resulting in the issuance of $1.5 million shares of Class A common stock and units at the $7.09 stock price on that date.
At December 31, 2024, the Class Z-A contingent consideration was no longer outstanding. As of December 31, 2023, the Class Z-A contingent consideration had a fair value of $13 million. For the years ended December 31, 2024 and 2023, the Company recorded a gain of $2 million and a loss of $13 million, respectively, in (Gain) Loss from change in fair value of financial instruments in the Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity that was ultimately re-allocated to the holders of Class Z instruments on July 2, 2024. See Note 9 “Stockholders’ Equity” for additional information regarding these instruments.
Additional Seller Note
As disclosed above in Note 1 “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on the Divestiture. As part of the sale, the Company received a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) with an initial fair value of $43 million as of July 12, 2024 to be issued by the Note Issuer. See Note 4 “Discontinued Operations” for additional information. The Additional Seller Note is considered a level 3 recurring fair value measurement. At December 31, 2024, the Additional Seller Note had a fair value of $50 million. For the year ended December 31, 2024, the Company recorded a gain of $7 million from the fair value remeasurement of the Additional Seller Note. Gains or losses related to the recurring fair value remeasurement of the Additional Seller Note are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Additional Seller Note is determined using a variation of the income approach (Level 3 inputs, see Note 16 "Fair Value Measurement"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: expected Adjusted EBITDA, expected maturity of the Additional Seller Note, and the Divested Business's estimated cost of debt, based on the likelihood of reaching the performance targets defined in the Purchase Agreement.

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
The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at December 31, 2024 assumes: (i) a blended U.S. federal, state and local income tax rate of 26.3%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 7.9%.
Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value on a recurring basis. During the years ended December 31, 2024 and December 31, 2023, an additional TRA liability of $90 million and $109 million, respectively, was established as a result of these exchanges. As of December 31, 2024, $620 million of the TRA liability was measured at fair value on a recurring basis and $237 million was undiscounted and not remeasured at fair value.
The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable Agreement Liability
Beginning balance as of December 31, 2023	$795
Fair value remeasurement	34
Payments	(62)
Conversion of noncontrolling interest	90
Ending balance as of December 31, 2024	857
Less: current portion included in other current liabilities	(100)
Total long-term tax receivable agreement liability	$757
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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$31	$—	$31
Additional Seller Note	—	—	50	50
Total assets recorded at fair value	$—	$31	$50	$81

Liabilities
Interest rate swaps	$—	$—	$—	$—
Contingent consideration liability	—	—	6	6
Seller Earnouts liability	—	—	51	51
Tax receivable agreement liability (1)	—	—	620	620
Total liabilities recorded at fair value	$—	$—	$677	$677

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$77	$—	$77
Total assets recorded at fair value	$—	$77	$—	$77

Liabilities
Interest rate swaps	—	3	—	3
Contingent consideration liability	—	—	3	3
Seller Earnouts liability	—	—	95	95
Tax receivable agreement liability (1)	—	—	634	634
Total liabilities recorded at fair value	$—	$3	$732	$735
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
Contingent Consideration
The contingent consideration liabilities relate to acquisitions in previous years and are included in Other current liabilities on the Consolidated Balance Sheets. The fair value of these liabilities is determined using a discounted cash flow analysis. Changes in the fair value of the liabilities are included in Other (income) expense, net in the Consolidated Statements of Comprehensive Income (Loss). Level 3 unobservable inputs are used in the assessment of fair value, including assumptions regarding discount rates and probability assessments based on the likelihood of reaching the various targets set out in the respective acquisition agreements.

The following table summarizes the changes in deferred contingent consideration liabilities (in millions):

	Year Ended December 31,
	2024	2023
Beginning balance	$3	$13
Measurement period adjustments	3	—
Remeasurement of acquisition-related contingent consideration	—	(5)
Payments	—	(5)
Ending Balance	$6	$3
Additional Disclosures Regarding Fair Value Measurements
The fair value of the Company’s debt is classified as Level 2 within the fair value hierarchy and corroborated by observable market data is as follows (in millions):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$25	$25	$25	$25
Long-term debt, net	2,000	2,008	2,769	2,780
Total	$2,025	$2,033	$2,794	$2,805
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
The Seller Note was measured at fair value of $35 million as of July 12, 2024 issued at Closing on a nonrecurring basis using a variation of the income approach and level 3 unobservable inputs. See Note 4 "Discontinued Operations" for additional information. The Seller Note had a carrying value of $37 million as of December 31, 2024. The Company believes the carrying value of the Seller Note approximates its fair value as of December 31, 2024 based on its stated interest rate and maturity date.
During each of the years ended December 31, 2024 and 2023, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.
17. Restructuring
Transformation Program
On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Transformation Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Transformation Program includes process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. From the inception of the plan through December 31, 2024, the Company incurred total expenses of $136 million, and the plan is substantially complete. These charges were recorded in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type (in millions):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Estimated Remaining Costs	Total Cost

Employer Solutions
Severance and Related Benefits	$4	$5	$—	$9
Other Restructuring Costs(1)	27	51	—	78
Total Employer Solutions	$31	$56	$—	$87
Corporate
Severance and Related Benefits	$19	$15	$—	$34
Other Restructuring Costs(1)	13	2	—	15
Total Corporate	$32	$17	$—	$49
Total Restructuring Costs	$63	$73	$—	$136
(1)Other restructuring costs associated with the Transformation Program primarily include data center exit costs, third party fees associated with the restructuring, and costs associated with transitioning existing technology and processes.
As of December 31, 2024, approximately $12 million of the Company's total restructuring liability was unpaid and recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

	Severance and Related Benefits	Other Restructuring Costs	Total
In millions
Accrued restructuring liability as of December 31, 2023	$6	$1	$7
Restructuring charges	23	40	63
Cash payments	(17)	(41)	(58)
Accrued restructuring liability as of December 31, 2024	$12	$—	$12
18. Employee Benefits
Defined Contribution Savings Plans
Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the years ended December 31, 2024, 2023 and 2022, expenses were $33 million, $41 million and $42 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

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
The Company subleases portions of its buildings to third parties. The right of use liability associated with these leases are not offset with expected rental incomes, as we remain primarily obligated for the leases.
The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants.
The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$15	$16	$15
Finance lease cost:
Amortization of leased assets	21	21	24
Interest of lease liabilities	3	1	2
Variable and short-term lease cost	8	5	5
Sublease income	(5)	(5)	(8)
Total lease cost	$42	$38	$38

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets	$42	$56

Current operating lease liabilities	17	28
Noncurrent operating lease liabilities	56	66
Total operating lease liabilities	$73	$94

Finance Leases
Fixed assets, net	$62	$19

Current finance lease liabilities	19	10
Noncurrent finance lease liabilities	39	6
Total finance lease liabilities	$58	$16

Weighted Average Remaining Lease Term (in years)
Operating leases	5.2	6.0
Finance leases	3.9	2.4

Weighted Average Discount Rate
Operating leases	5.4%	4.9%
Finance leases	5.8%	3.8%
Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28	$30	$27
Operating cash flows from finance leases	3	1	2
Financing cash flows from finance leases	27	25	30

Right-of use assets obtained in exchange for lease obligations
Operating leases	$8	$3	$11
Finance leases	62	12	9

Future lease payments for lease obligations less expected sublease rental income with initial terms in excess of one year as of December 31, 2024 are as follows (in millions):

	Finance Leases	Operating Leases
2025	$16	$18
2026	18	16
2027	16	14
2028	13	13
2029	2	11
Thereafter	—	7
Total lease payments	65	79
Less: amount representing interest	(7)	(10)
Total lease obligations, net	58	69
Less: current portion of lease obligations, net	(19)	(17)
Total long-term portion of lease obligations, net	$39	$52
The operating lease future lease payments include sublease rental income of $1 million for each of 2027, 2028, 2029, and thereafter.

20. Commitments and Contingencies
Legal
The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded at December 31, 2024 and December 31, 2023 were not significant.
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
Purchase Obligations
In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $286 million over a 5-year term. The Company’s total expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services, including the new agreement, is $72 million, $75 million, $67 million, $55 million, and $17 million for the years ended 2025, 2026, 2027, 2028, and 2029, respectively, and none thereafter.
Service Obligations
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. The Company’s expected cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $162 million, $170 million, $178 million, and $154 million for years ended 2025, 2026, 2027, and 2028, respectively, and none thereafter.
The Company may terminate certain elements of its arrangement with Wipro for cause or for the Company’s convenience. In the case of a termination for convenience, the Company would be required to pay a termination fee, including certain of Wipro’s unamortized costs, plus 25% of any remaining portion of the minimum level of services the Company agreed to purchase from Wipro over the course of 10 years.
21. Subsequent Events
On February 13, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock, providing a total amount authorized for repurchase of $281 million after giving effect to the increase. Repurchases may be conducted through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including pursuant to Rule 10b5-1 trading plans. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The stock repurchase program does not obligate Alight to acquire any amount of common stock, and the program may be suspended or terminated at any time by Alight at its discretion without prior notice.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective.
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
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on management’s evaluation, management concluded that as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alight, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Alight, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alight, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
February 27, 2025

Item 9B. Other Information.
Trading Arrangements
Our officers (as defined in Rule 16a-1 under the Exchange Act) and directors may from time to time enter into plans or arrangements for the purchase or sale of our Class A Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
During the three months ended December 31, 2024, the officers of the Company set forth in the table below entered into trading plans during an open insider trading window. In addition, on November 15, 2024, Greg George, the Company’s Chief Commercial Officer, terminated his pre-existing trading plan (adopted June 6, 2024), which provided for the sale of up to 56,000 shares with an initial expiration date of June 30, 2025.

Name	Title	Adoption Date	Expiration Date(1)	Aggregate # of securities to be sold(2)
Greg Goff	President (left company as of January 31, 2025)	12/3/2024	01/10/2026	332,842(3)
Greg George	Chief Commercial Officer	12/17/2024	12/31/2025	105,758(3)
(1) Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each arrangement also provided or provides for automatic expiration in the event of liquidation, dissolution, bankruptcy, insolvency, or death, of the adopting person.
(2) The volume and timing of sales is determined, in part, based on pricing triggers outlined in the trading arrangement.
(3) The Rule 10b5-1 trading arrangement provides for the sale of a percentage of shares to be received upon future vesting of certain outstanding equity awards, including amounts which may be earned as performance-based restricted stock awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to the Rule 10b5-1 trading arrangement, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, the aggregate number of securities reported reflects a maximum number of shares that may be received upon vesting or, in the case of performance-based restricted stock awards, the target amount of shares under such awards, in each case excluding the potential effect of shares that may be withheld for taxes.

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
During the three months ended December 31, 2024, other than noted above, none of our officers or directors adopted, terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this Item will be contained in the definitive Proxy Statement for our 2025 annual meeting of stockholders (the "Proxy Statement"), incorporated herein by reference.
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
Report of Independent Registered Public Accounting Firm (PCAOB ID No.42)
Consolidated Financial Statements of Alight, Inc.
Financial Statements:
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023, and 2022.
Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(b) Exhibits:

Exhibit Number	Description

2.1
Amended and Restated Business Combination Agreement, dated as of April 29, 2021, by and among Foley Trasimene Acquisition Corp., Alight, Inc., Tempo Holding Company, LLC and certain other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2021).†

2.2
Stock and Asset Purchase Agreement, dated as of March 20, 2024, by and among Tempo Acquisition LLC, Axiom Buyer, LLC, the Company (for the limited purposes set forth therein) and Axiom Intermediate I, LLC (for the limited purposes set forth therein) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 20, 2024).†

3.1	Amended and Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
3.2	Amended and Restated By-Laws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
4.1	Description of Securities of Alight, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2022).
4.2
Indenture, dated as of May 1, 2017 between Tempo Acquisition, LLC, as issuer, Tempo Acquisition Finance Corp., as co-issuer, and Wilmington Trust, National Association, as the trustee, transfer agent, registrar, and paying agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).

4.3	Form of 6.750% Senior Notes due 2025.
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

4.11	Form of 5.750% Senior Secured Notes due 2025.
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

10.2
First Amendment to Second Amended and Restated Limited Liability Company Agreement of Alight Holding Company, LLC, dated as of December 1, 2021, by and between Alight, Inc., Pillar FT, LP, Trasimene Capital FT, LP and Alight Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2021).

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

10.8	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021).

10.9†+	Alight, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.10†+	Alight, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.11†+
Form of Restricted Stock Unit Award Agreement for Employees under the Alight, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 10, 2021).

10.12†+
Form of Restricted Stock Unit Award Agreement for Directors under the Alight, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8, filed with the SEC on September 10, 2021).

10.13+
Form of Time-Based Restricted Stock Unit Award Agreement for the Executive Leadership Team under the Alight, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2024).

10.14+
Form of Performance-Based Restricted Stock Unit Award Agreement for the Executive Leadership Team under the Alight, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2024).

10.15+	Form of Offer Letter for Executive Leadership Team. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2024).
10.16+	Form of Severance Agreement for Executive Leadership Team (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2024).
10.17
Forward Purchase Agreement among the Registrant and Cannae Holdings, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 18, 2020).

10.18	Forward Purchase Agreement among the Registrant and THL FTAC LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 18, 2020).
10.19+
Employment Agreement, dated as of August 18, 2021, by and between Alight Solutions LLC and Katie Rooney (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2021).

10.20+
Amended and Restated Employment Agreement, dated as of August 18, 2021, by and between Alight Solutions LLC and Stephan Scholl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2021).

10.21+
Transition Agreement, dated as of August 23, 2024, by and between the Company, Alight Solutions LLC and Stephan Scholl (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 26, 2024).

10.22+
Amended and Restated Employment Agreement, dated as of October 17, 2024, by and between the Company, Alight Solutions LLC and David D. Guilmette (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 18, 2024).

10.23+	Notice of Time-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 1, 2024.
10.24+	Notice of Performance-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 1, 2024.
10.25+	Amendment to Notice of Time-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 17, 2024.
10.26+	Amendment to Notice of Performance-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 17, 2024.
10.27
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

10.28	Amendment No. 6 to Credit Agreement, dated as of August 24, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).

10.29	Amendment No. 7 to Credit Agreement, dated as of January 31, 2022 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2022).
10.30	Form of Special Transaction Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2024).
10.31
Cooperation Agreement, dated May 5, 2024, by and between Alight, Inc. and Starboard Value and Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

10.32
First Amendment to the Investor Rights Agreement, dated as of February 2, 2023, by and among Alight, Inc., the Existing Investors and the Sponsor Investors as of the date thereof, and each of the other persons that from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2023).

10.33	Amendment No. 8 to Credit Agreement, dated as of March 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2023).
10.34	Amendment No. 9 to Credit Agreement, dated as of September 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2023).
10.35
Amendment No. 10 and Waiver to the Credit Agreement, dated as of June 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2024).

10.36	Amendment No. 11 to the Credit Agreement, dated as of January 29, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2025).
10.37*+	Employment Agreement between Michael Rogers and NorthgateArinso Belgium BV, dated as of January 8, 2019.
10.38*+	Amendment to the Employment Agreement between Michael Rogers and NorthgateArinso Belgium BV.
10.39*+	Short-Term Assignment Letter with Michael Rogers, dated as of March 1, 2024.
10.40*+	Consultancy Agreement by and between Alight Solutions LLC and Roca N.V., represented by Michael Rogers as principal of Roca N.V., dated as of October 14, 2024.
10.41*+	Amendment 1 to Consultancy Agreement by and between Alight Solutions LLC and Roca N.V., represented by Michael Rogers as principal of Roca N.V., with an effective date of December 31, 2024.
10.42*+	Settlement Agreement by and between Alight, Inc., Alight Solutions LLC, and Michael Rogers, dated as of July 11, 2024.
19.1*	Alight, Inc. Securities Trading Policy.
21.1*	Subsidiaries of Alight, Inc.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Alight, Inc.
Schedule II Valuation and Qualifying Accounts (in millions)

Description	Balance 12/31/2021	Charges of costs, expenses, and other	Deletions	Balance 12/31/2022

Valuation allowances on deferred tax assets(1)	$(29)	$(17)	$—	$(46)

Description	Balance 12/31/2022	Charges of costs, expenses, and other	Deletions	Balance 12/31/2023

Valuation allowances on deferred tax assets(1)	$(46)	$(14)	$—	$(60)

Description	Balance 12/31/2023	Charges of costs, expenses, and other	Deletions	Balance 12/31/2024

Valuation allowances on deferred tax assets	$(60)	$(26)	$—	$(86)

_______________________________________________________
(1)Valuation allowance detail previously disclosed in Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alight, Inc.

Date: February 27, 2025	By:	/s/ David D. Guilmette
David D. Guilmette
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 27th day of February, 2025.

Name	Title

/s/ David D. Guilmette	Chief Executive Officer and Vice Chair
David D. Guilmette	(Principal Executive Officer)

/s/ Jeremy J. Heaton	Chief Financial Officer
Jeremy J. Heaton	(Principal Financial Officer and Principal Accounting Officer)

/s/ William P. Foley, II	Chairman of the Board of Directors
William P. Foley, II

/s/ Daniel S. Henson	Director
Daniel S. Henson

/s/ Siobhan Nolan Mangini	Director
Siobhan Nolan Mangini

/s/ Richard N. Massey	Director
Richard N. Massey

/s/ Erika Meinhardt	Director
Erika Meinhardt

/s/ Regina M. Paolillo	Director
Regina M. Paolillo

/s/ Kausik Rajgopal	Director
Kausik Rajgopal

/s/ Coretha Rushing	Director
Coretha Rushing

/s/ Denise Williams	Director
Denise Williams