Form 10-Q
period 2025-03-31
Alight, Inc. / Delaware
filed 2025-05-08
CIK 1809104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 1, 2025, the registrant had 527,834,564 shares of Class A Common Stock, par value $0.0001 per share, 4,955,297 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,955,297 shares of Class B-2 Common Stock, par value $0.0001 per share, and 510,115 shares of Class V Common Stock, par value $0.0001 per share, outstanding.

1

i

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements that relate to expectations regarding future financial performance, and business strategies or expectations for our business. Forward-looking statements can often be identified by the use of words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” or similar expressions or the negative thereof. These forward-looking statements are based on information available as of the date of this report and the Company’s management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. Forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.
Website and Social Media Disclosure
We use our website (www.alight.com) and our corporate Facebook (http://www.facebook.com/AlightGlobal), Instagram (@alight_solutions), LinkedIn (www.linkedin.com/company/alightsolutions), X (@alightsolutions), and YouTube (www.youtube.com/c/AlightSolutions) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, filings made with the Securities and Exchange Commission (the "SEC") and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Alight by visiting the “Resources—Investor Email Alerts” section of our website at https://investor.alight.com/overview. The information on our website and any alerts are not, however, part of this Quarterly Report.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alight, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	December 31, 2024
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$223	$343
Receivables, net	438	471
Other current assets	174	214
Fiduciary assets	227	239
Total Current Assets	1,062	1,267
Goodwill	3,212	3,212
Intangible assets, net	2,784	2,855
Fixed assets, net	397	396
Deferred tax assets, net	47	41
Other assets	411	422
Total Assets	$7,913	$8,193

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$296	$355
Current portion of long-term debt, net	20	25
Other current liabilities	358	273
Fiduciary liabilities	227	239
Total Current Liabilities	901	892
Deferred tax liabilities	22	22
Long-term debt, net	1,999	2,000
Long-term tax receivable agreement	578	757
Financial instruments	29	51
Other liabilities	151	158
Total Liabilities	$3,680	$3,880
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 1,000.0 shares authorized; 563.9 and 560.5 shares issued, and 531.9 and 531.7 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class B Common Stock: $0.0001 par value, 20.0 shares authorized; 10.0 and 10.0 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class V Common Stock: $0.0001 par value, 175.0 shares authorized; 0.5 and 0.5 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Class Z Common Stock: $0.0001 par value, 12.9 shares authorized; 0.0 and 0.0 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Treasury stock, at cost (32.0 and 28.8 shares at March 31, 2025 and December 31, 2024, respectively)	(239)	(219)
Additional paid-in-capital	5,114	5,141
Accumulated deficit	(685)	(660)
Accumulated other comprehensive income	39	47
Total Alight, Inc. Stockholders' Equity	$4,229	$4,309
Noncontrolling interest	4	4
Total Stockholders' Equity	$4,233	$4,313
Total Liabilities and Stockholders' Equity	$7,913	$8,193
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Revenue	$548	$559
Cost of services, exclusive of depreciation and amortization	351	356
Depreciation and amortization	26	21
Gross Profit	171	182

Operating Expenses
Selling, general and administrative	104	146
Depreciation and intangible amortization	75	76
Total Operating expenses	179	222
Operating Income (Loss) From Continuing Operations	(8)	(40)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(8)	21
(Gain) Loss from change in fair value of tax receivable agreement	9	55
Interest expense	22	31
Other (income) expense, net	(11)	1
Total Other (income) expense, net	12	108
Income (Loss) From Continuing Operations Before Taxes	(20)	(148)
Income tax expense (benefit)	(3)	(27)
Net Income (Loss) From Continuing Operations	(17)	(121)
Net Income (Loss) From Discontinued Operations (including loss on disposal of $7 million for the three months ended March 31, 2025), Net of Tax	(8)	5
Net Income (Loss)	(25)	(116)
Net income (loss) attributable to noncontrolling interests	—	(2)
Net Income (Loss) Attributable to Alight, Inc.	$(25)	$(114)

Earnings (Loss) Per Share
Basic and Diluted
Continuing operations	$(0.03)	$(0.22)
Discontinued operations	$(0.02)	$0.01
Net Income (Loss)	$(0.05)	$(0.21)

Net Income (Loss)	$(25)	$(116)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(8)	3
Foreign currency translation adjustments	—	(2)
Total Other comprehensive income (loss), net of tax:	(8)	1
Comprehensive Income (Loss) Before Noncontrolling Interests	(33)	(115)
Comprehensive income (loss) attributable to noncontrolling interests	—	(6)
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(33)	$(109)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2024	$—	$(219)	$5,141	$(660)	$47	$4,309	$4	$4,313
Net income	—	—	—	(25)	—	(25)	—	(25)
Other comprehensive income, net	—	—	—	—	(8)	(8)	—	(8)
Share-based compensation expense	—	—	6	—	—	6	—	6
Shares withheld in lieu of taxes	—	—	(11)	—	—	(11)	—	(11)
Share repurchases	—	(20)	—	—	—	(20)	—	(20)
Dividends	—	—	(21)	—	—	(21)	—	(21)
Other	—	—	(1)	—	—	(1)	—	(1)
Balance at March 31, 2025	$—	$(239)	$5,114	$(685)	$39	$4,229	$4	$4,233

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2023	$—	$(52)	$4,946	$(503)	$71	$4,462	$280	$4,742
Net income	—	—	—	(114)	—	(114)	(2)	(116)
Other comprehensive income (loss), net	—	—	—	—	4	4	(4)	—
Conversion of non-controlling interest	—	—	199	—	—	199	(264)	(65)
Share-based compensation expense	—	—	28	—	—	28	—	28
Shares withheld in lieu of taxes	—	—	(57)	—	—	(57)	—	(57)
Other	—	—	(3)			(3)	(1)	(4)
Balance at March 31, 2024	$—	$(52)	$5,113	$(617)	$75	$4,519	$9	$4,528

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Operating activities:
Net Income (Loss) From Continuing Operations	$(17)	$(121)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	30	26
Intangible asset amortization	71	71
Noncash lease expense	2	3
Financing fee and premium amortization	—	(1)
Share-based compensation expense	6	28
(Gain) loss from change in fair value of financial instruments	(8)	21
(Gain) loss from change in fair value of tax receivable agreement	9	55
Deferred tax expense (benefit)	(4)	(26)
Changes in operating assets and liabilities:
Accounts receivable	33	42
Accounts payable and accrued liabilities	(60)	(47)
Other assets and liabilities	11	41
Cash provided by operating activities - continuing operations	73	92
Cash provided by operating activities - discontinued operations	—	8
Net cash provided by operating activities	$73	$100
Investing activities:
Capital expenditures	(29)	(31)
Cash provided by (used in) investing activities - continuing operations	(29)	(31)
Cash used in investing activities - discontinued operations	—	(5)
Net cash provided by (used in) investing activities	$(29)	$(36)
Financing activities:
Dividend payments	(21)	—
Net increase (decrease) in fiduciary liabilities	(12)	16
Repayments to banks	(5)	(6)
Principal payments on finance lease obligations	(5)	(9)
Payments on tax receivable agreements	(100)	(62)
Tax payment for shares/units withheld in lieu of taxes	(11)	(57)
Repurchase of shares	(20)	—
Other financing activities	(2)	—
Cash used for financing activities - continuing operations	(176)	(118)
Cash provided by (used in) financing activities - discontinued operations	—	44
Net Cash provided by (used in) financing activities	$(176)	$(74)
Effect of exchange rate changes on cash, cash equivalents and restricted cash - discontinued operations	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(132)	(12)
Cash, cash equivalents and restricted cash balances from:
Continuing operations - beginning of year	$582	$558
Discontinued operations - beginning of year	—	1,201
Less discontinued operations - end of period	—	1,241
Continuing operations - end of period	$450	$506
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$223	$256
Restricted cash included in fiduciary assets	227	250
Total cash, cash equivalents and restricted cash	$450	$506

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset additions acquired through finance leases	$6	$51
Right of use asset additions acquired through operating leases	1	4
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Business
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany transactions and balances have been eliminated upon consolidation.
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of March 31, 2025, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of March 31, 2025.
On July 12, 2024, the Company, completed the previously announced sale (the “Transaction”) of Alight's Professional Services segment and its Payroll & HCM Outsourcing business (the "Divestiture" or "Divested Business") within the Employer Solutions segment. As a result of this agreement, the results of the Company’s Payroll and Professional Services businesses are reported separately as discontinued operations, net of tax, in our condensed consolidated financial statements for all periods presented as of March 31, 2025. While the Closing Date was July 12, 2024, we determined the impact of eleven days was immaterial to the Company's results of operations. As such, we utilized July 1, 2024 as the date of the sale for accounting purposes.
Nature of Business
We are a technology-enabled services company delivering human capital management solutions to many of the world's largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g., health, wealth and leaves) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, our intuitive, cloud-based employee engagement platform. Through Alight Worklife, the Company believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.
Our primary business, Employer Solutions, is driven by our Alight Worklife platform, and includes integrated benefits administration, healthcare navigation, financial wellbeing and retiree healthcare. We leverage data across numerous interactions and activities to improve the employee experience, reduce operational costs and better inform management processes and decision-making. Our clients’ employees benefit from an integrated platform and user experience, coupled with a full-service customer care center, helping them manage the full life cycle of their health, wealth and wellbeing.
2. Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
New Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning for the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the standard to determine the impact of adoption to its condensed consolidated financial statements and disclosures.
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
Ongoing administration services phase – For all solutions, the ongoing administration phase includes a variety of plan and system support services. More specifically, these services include data management, calculations, reporting, fulfillment/communications, compliance services, call center support, and in our Health Solutions agreements, annual on-

boarding and enrollment support. While there are a variety of activities performed across all solutions, the overall nature of the obligation is to provide integrated administration solutions to the customer. The agreement represents a stand-ready obligation to perform these activities across all solutions on an as-needed basis. The customer obtains value from each period of service, and each time increment (i.e., each month, or each benefit cycle in the case of our Health Solutions arrangements) is distinct and the activities are performed substantially the same. Accordingly, the ongoing administration services for each solution represents a series and each series (i.e., each month, or each benefit cycle including the enrollment period in the case of our Health Solutions arrangements) of distinct services are deemed to be a single performance obligation. In agreements that include multiple performance obligations, the transaction price related to each performance obligation is based on a relative stand-alone selling price basis. We establish the stand-alone selling price using a suitable estimation method, which includes a market assessment approach using observable market prices the Company charges separately for similar solutions to similar customers, or an expected cost plus margin approach.
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
4. Discontinued Operations
As disclosed in Note 1 “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on its previously announced sale of the Divested Business. Under the terms of the Purchase Agreement, the Buyer agreed to acquire the Divested Business for total consideration of up to $1.2 billion, in the form of (1) $1.0 billion in cash (the “Closing Cash Consideration”) payable at the closing of the transactions (the “Closing”) contemplated by the Purchase Agreement, (2) a note with an aggregate principal amount of $50 million and a fair value of $35 million as of July 12, 2024 issued at Closing (the “Seller Note”) by an indirect parent of Buyer (the “Note Issuer”) and (3) contingent upon the financial performance of the Divested Business for the 2025 fiscal year, a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) and an initial fair value of $43 million as of July 12, 2024 to be issued by the Note Issuer. The Seller Note has a stated interest rate of 8.0%. The Seller Note was measured at fair value as of July 12, 2024 on a nonrecurring basis, by calculating the interest of the Seller Note which is expected to be paid-in-kind, and discounting the principal and interest by applying a discount rate based on the Divested Business's estimated cost of debt.
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
During the three months ended March 31, 2025, TSA services income of $10 million was recognized in Other (income) expense, net, with the corresponding expenses recorded in Cost of services and Selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Income (Loss).
During the three months ended March 31, 2025, pass-through costs of approximately $15 million were incurred under the TSA, which were netted against the equal and offsetting reimbursement amounts due from the Divested Business.
Revenue earned during the three months ended March 31, 2025 from customer care commercial services provided to the Divested Business was $12 million.

An additional loss on sale of the Divested Business of $7 million, net of tax, was recorded for the three months ended March 31, 2025 upon customary post closing selling price adjustments of the sale and reflects the impact of net proceeds received less cost to sell relative to the carrying value of the Divested Business net assets. Post-closing selling price adjustments and completion of other Purchase Agreement provisions in connection with the sale could result in further adjustments to the loss on sale amount which could be material.
The following table presents the results as reported in Income (Loss) from Discontinued Operations, Net of Tax, within our Condensed Consolidated Statements of Comprehensive Income (Loss) (in millions):

	Three Months Ended March 31,
	2025	2024
Revenue	$24	$257
Cost of services, exclusive of depreciation and amortization	24	187
Depreciation and amortization	—	3
Gross Profit	—	67

Operating Expenses
Selling, general and administrative	—	37
Depreciation and intangible amortization	—	8
Goodwill Impairment	—	—
Total Operating Expenses	—	45
Income (loss) from Discontinued Operations	—	22
Interest expense	—	—
Other (income) expense, net	—	2
Income (Loss) from Discontinued Operations Before Income Taxes	—	20
Loss on sale of disposition, net of tax	7	—
Income tax expense (benefit)	1	15
Net Income (Loss) from Discontinued Operations, Net of Tax	$(8)	$5
The Company concluded that it controlled a portion of the Divested Business services subsequent to separation as a result of certain shared contractual relationships that had not been legally assigned as of March 31, 2025. As such, the Company determined it was the principal for these services and, therefore, during the three months ended March 31, 2025, the Company recorded $24 million of Revenue and Cost of services on a gross basis within discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The expense amounts reflected above represent only the direct costs attributable to the Divested Business and excludes allocations of corporate costs retained following the sale.

5. Other Financial Data
Condensed Consolidated Balance Sheets Information
Receivables, net
The components of Receivables, net are as follows (in millions):

	March 31, 2025	December 31, 2024
Billed and unbilled receivables	$448	$480
Allowance for expected credit losses	(10)	(9)
Balance at end of period	$438	$471

Other current assets
The components of Other current assets are as follows (in millions):

	March 31, 2025	December 31, 2024
Deferred project costs	$24	$23
Prepaid expenses	46	56
Commissions receivable	57	89
Other	47	46
Total	$174	$214
Other assets
The components of Other assets are as follows (in millions):

	March 31, 2025	December 31, 2024
Deferred project costs	$268	$263
Operating lease right of use asset	42	42
Commissions receivable	14	15
Other	87	102
Total	$411	$422
The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3 “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs was $6 million and $6 million for the three months ended March 31, 2025 and 2024, respectively, and were recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The interest rate swap balances in Other current assets as of March 31, 2025 and December 31, 2024 were $17 million and $23 million, respectively. As of March 31, 2025 and December 31, 2024, the interest rate swap balances in Other assets also included $4 million and $8 million, respectively (see Note 13 “Derivative Financial Instruments” for additional information). As of March 31, 2025 and December 31, 2024, the balances in Other assets included $38 million and $37 million, respectively related to the Seller Note and $36 million and $50 million, respectively related to the Additional Seller Note (see Note 4 "Discontinued Operations" for additional information).
Other current liabilities
The components of Other current liabilities are as follows (in millions):

	March 31, 2025	December 31, 2024
Deferred revenue	$91	$91
Operating lease liabilities	17	17
Finance lease liabilities	21	19
Other	229	146
Total	$358	$273

Other liabilities
The components of Other liabilities are as follows (in millions):

	March 31, 2025	December 31, 2024
Deferred revenue	$39	$40
Operating lease liabilities	53	56
Finance lease liabilities	39	39
Other	20	23
Total	$151	$158
The current and non-current portions of deferred revenue relate to consideration received in advance of performance under client contracts. During the three months ended March 31, 2025 and 2024, revenue of approximately $23 million and $24 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.
Other current liabilities as of March 31, 2025 and December 31, 2024 included the current portion of tax receivable agreement liability of $188 million and $100 million, respectively (see Note 15 "Tax Receivable Agreement" for additional information).
Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There were no interest rate swaps recorded in Other current liabilities as of both March 31, 2025 and December 31, 2024. The interest rate swap balance in Other liabilities as of March 31, 2025 was $1 million. There were no interest rate swaps recorded in Other liabilities as of December 31, 2024 (see Note 13 “Derivative Financial Instruments” for additional information).
6. Goodwill and Intangible assets, net
The changes in the net carrying amount of goodwill are as follows (in millions):

Total
Balance as of December 31, 2024	$3,212
Foreign currency translation	—
Balance at March 31, 2025	$3,212
Intangible assets by asset class are as follows (in millions):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Customer-related and contract based intangibles	$3,192	$796	$2,396	$3,192	$742	$2,450
Technology related intangibles	230	143	87	230	133	97
Trade name	408	107	301	408	100	308
Total	$3,830	$1,046	$2,784	$3,830	$975	$2,855
Amortization expense from finite-lived intangible assets for the three months ended March 31, 2025 and 2024 was $71 million and $71 million, respectively. Amortization expense from finite-lived intangible assets was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of March 31, 2025 and December 31, 2024 (in millions, except for years):

	March 31, 2025		December 31, 2024
	Net Carrying Amount	Weighted-Average Remaining Useful Lives	Net Carrying Amount	Weighted-Average Remaining Useful Lives
Intangible assets:
Customer-related and contract-based intangibles	$2,396	11.2	$2,450	11.5
Technology-related intangibles	87	2.3	97	2.6
Trade name	301	11.2	308	11.4
Total	$2,784		$2,855
Subsequent to March 31, 2025, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related and Contract Based Intangibles	Technology Related Intangibles	Trade Name Intangibles	Total
2025 (April - December)	$160	$29	$21	$210
2026	214	38	27	279
2027	214	19	27	260
2028	214	1	27	242
2029	214	—	27	241
Thereafter	1,380	—	172	1,552
Total amortization expense	$2,396	$87	$301	$2,784
7. Income Taxes
The Company's effective tax rates for the three months ended March 31, 2025 and 2024 were 15% and 18%, respectively. The effective tax rates for the three months ended March 31, 2025 was lower than the 21% U.S. statutory corporate income tax rate and primarily driven by the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. The effective tax rates for the three months ended March 31, 2024 was lower than the 21% U.S. statutory corporate income tax rate. This difference was primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance.
8. Debt
Debt outstanding consisted of the following (in millions):

	Maturity Date	March 31, 2025	December 31, 2024
Seventh Incremental Term Loans(1)	August 31, 2028	$2,019	$—
Sixth Incremental Term Loans(2)	August 31, 2028	—	2,025
$300 million Revolving Credit Facility, Amended	August 31, 2026	—	—
Total debt, net		2,019	2,025
Less: current portion of long-term debt, net		(20)	(25)
Total long-term debt, net		$1,999	$2,000
_______________________________________________________
(1)The net balance for the Seventh Incremental Term Loans included unamortized debt issuance costs at March 31, 2025 of approximately $6 million.
(2)The net balance for the Sixth Incremental Term Loans included unamortized debt issuance costs at December 31, 2024 of approximately $6 million.

Term Loan
In June 2024, the Company entered into Amendment No. 10 to its credit agreement, dated as of May 1, 2017 (as amended from time to time, the “Credit Agreement”), with a syndicate of lenders to establish a new class of Sixth Incremental Term Loans (the “Sixth Incremental Term Loans”) with an aggregate principal amount of $2,489 million to reprice the outstanding Fifth Incremental Term Loans due August 31, 2028 by reducing the applicable rate from SOFR + 2.75% to SOFR + 2.25%.
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
Interest rates on the Term Loan borrowings are based on the Secured Overnight Financing Rate ("SOFR") plus a margin. The Company is required to make principal payments at the end of each fiscal quarter based on defined terms in the Credit Agreement with the remaining principal balances due on the maturity dates.
The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13 “Derivative Financial Instruments”).
During the three months ended March 31, 2025, and March 31, 2024, the Company made total principal payments on the Incremental Term Loans of $5 million and $6 million, respectively.
Revolving Credit Facility
In August 2021, the Company entered into a $294 million revolving credit facility with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. At March 31, 2025, an immaterial amount of unused letters of credit related to various insurance policies and real estate leases were issued under the revolving credit facility and there were no borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During each of the three months ended March 31, 2025 and 2024, the Company made immaterial payments related to these fees.
Financing Fees, Premiums and Interest Expense
The Company capitalized financing fees and premiums related to the Term Loan and Revolver issued. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.
Total interest expense related to the debt instruments for the three months ended March 31, 2025, and 2024, was $32 million, and $55 million, respectively. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss), and is net of interest rate swap derivative gains recognized.
Principal Payments
Aggregate remaining contractual principal payments as of March 31, 2025 are as follows (in millions):

2025 (April - December)	$15
2026	20
2027	20
2028	1,970
Total payments	$2,025
9. Stockholders' Equity
Preferred Stock
As of March 31, 2025, 1,000,000 preferred shares, par value $0.0001 per share, were authorized and no preferred shares were issued and outstanding.

Class A Common Stock
As of March 31, 2025, 531,870,154 shares of Class A Common Stock were outstanding. On July 2, 2024, all remaining shares of unvested Class A Common Stock became fully vested. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends declared by the Company’s Board of Directors.
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
These Class B instruments are liability classified. Refer to Note 14 “Financial Instruments” for additional information. As further described below, there are two series of Class B instruments outstanding.
Class B-1
As of March 31, 2025, 4,955,297 shares of Class B-1 Common Stock were legally issued and outstanding. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
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
As of March 31, 2025, 2,544,702 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
Class B-2
As of March 31, 2025, 4,955,297 shares of Class B-2 Common Stock were legally issued and outstanding. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).
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
As of March 31, 2025, 2,544,702 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).
Class B-3
As of March 31, 2025, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There were no shares of Class B-3 Common Stock issued and outstanding as of March 31, 2025.
Class V Common Stock
As of March 31, 2025, 510,115 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unit holders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.
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
As of March 31, 2025, there were no outstanding shares of Class Z Common Stock, as all remaining shares of Class Z Common Stock were either forfeited or became fully vested on July 2, 2024 in accordance with their terms. The vested shares of Class Z Common Stock were converted into shares of either Class A, Class B-1 and B-2 Common Stock in connection with the ultimate forfeiture of the shares of unvested Class A, Class B-1 and B-2 common stock issued to participating management holders, as applicable.
Similarly, as of March 31, 2025, there were no outstanding Class Z common units as all remaining Class Z common units were either forfeited or became fully vested on July 2, 2024 in accordance with their terms. The vested Class Z units were converted into either Alight Holdings Class A, Class B-1 and B-2 common units in connection with the ultimate forfeiture of the shares of unvested Class A, Class B-1, and Class B-2 common stock issued to participating management holders, as applicable.
Class A Units
Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.
The Continuing Unit holders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of March 31, 2025, there were 532,380,269 Class A Units outstanding, of which 531,870,154 are held by the Company and 510,115 are held by the noncontrolling interest of the Company.
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
Share Repurchase Program
On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase issued and outstanding shares of Class A Common Stock from time to time, depending on market conditions and alternate uses of capital. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. On February 13, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock, providing a total amount authorized for repurchase of $281 million after giving effect to the increase. As of March 31, 2025, the total remaining amount authorized for repurchase was $261 million.
During the three months ended March 31, 2025, there were 3,245,932 Class A Common Stock shares repurchased under the Program. Repurchased shares are reflected as Treasury Stock on the Condensed Consolidated Balance Sheets as a component of equity.

The following table reflects the changes in our outstanding stock:

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2024	531,703,862	4,978,807	4,978,807	510,237	—	28,755,570
Conversion of noncontrolling interest	122	—	—	(122)	—	—
Shares granted upon vesting	3,348,634	—	—	—	—	—
Issuance for compensation to non-employees(1)	63,468	—	—	—	—	—
Share repurchases	(3,245,932)	—	—	—	—	3,245,932
Share forfeitures	—	(23,510)	(23,510)	—	—	—
Balance at March 31, 2025	531,870,154	4,955,297	4,955,297	510,115	—	32,001,502

	Class A (2)	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2023	507,567,678	4,951,235	4,951,235	28,962,218	3,420,215	6,427,853
Conversion of noncontrolling interest	27,773,062	—	—	(27,773,062)	—	—
Shares granted upon vesting	13,890,962	—	—	—	(2,842,116)	—
Issuance for compensation to non-employees(1)	17,802	—	—	—	—	—
Share forfeitures	—	(18,148)	(18,148)	—	—	—
Balance at March 31, 2024	549,249,504	4,933,087	4,933,087	1,189,156	578,099	6,427,853
_______________________________________________________
(1)Issued to certain members of the Board of Directors in lieu of cash retainer.
(2)    Does not include 712,237 of unvested Class A common shares as of March 31, 2024.
Cash Dividends
In 2024, our Board of Directors approved a quarterly dividend program. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors, whose decision will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.
The following table provides information with respect to quarterly dividends on common stock during the three months ended March 31, 2025.

Declaration Date	Dividends Per Share	Total Payment (in millions)	Record Date	Payable Date
February 13, 2025	$0.04	$21	March 3, 2025	March 17, 2025
On April 30, 2025, the Company announced that its Board of Directors approved the payment of a quarterly dividend in the amount of $0.04 per share of Class A Common Stock on June 16, 2025, to shareholders of record as of the close of business on June 2, 2025.
Accumulated Other Comprehensive Income
As of March 31, 2025, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.

Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign Currency Translation Adjustments	Interest Rate Swaps(1)	Total
Balance at December 31, 2024	$4	$43	$47
Other comprehensive income (loss) before reclassifications	—	(3)	(3)
Tax (expense) benefit	—	2	2
Other comprehensive income (loss) before reclassifications, net of tax	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(7)	(7)
Net current period other comprehensive income (loss), net of tax	—	(8)	(8)
Balance at March 31, 2025	$4	$35	$39
_______________________________________________________
(1) Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information

	Foreign Currency Translation Adjustments(1)	Interest Rate Swaps(2)	Total
Balance at December 31, 2023	$(3)	$74	$71
Other comprehensive income (loss) before reclassifications	(4)	30	26
Tax (expense) benefit	1	(1)	—
Other comprehensive income (loss) before reclassifications, net of tax	(3)	29	26
Amounts reclassified from accumulated other comprehensive income	—	(22)	(22)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(22)	(22)
Net current period other comprehensive income (loss), net of tax	(3)	7	4
Balance at March 31, 2024	$(6)	$81	$75
_______________________________________________________
(1)Foreign currency translation adjustments include $1 million loss related to intercompany loans that have been designated long-term investment nature.
(2)Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information.
10. Share-Based Compensation
The Company has an active equity incentive plan, the Alight, Inc. 2021 Omnibus Incentive Plan (the "Incentive Plan"), under which the Company has been authorized to grant share-based awards to key employees and non-employee directors, which consist primarily of time-based restricted stock units ("RSUs") and performance share units ("PRSUs"). Under this plan, for grants issued during the three months ended March 31, 2025, approximately 55% of the units are subject to time-based vesting requirements and approximately 45% are subject to additional performance-based vesting requirements. As of March 31, 2025, there were 88,523,338 remaining shares of common stock authorized for issuance pursuant to the Company’s stock-based compensation plans under its 2021 Omnibus Incentive Plan. RSU and PSU nonvested share-based payment awards contain rights to receive forfeitable dividends and therefore are not participating securities.

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
The weighted-average grant-date fair value per share of RSUs and PRSUs granted during each of the three months ended March 31, 2025 and 2024 were approximately $6.18 and $8.99, and $6.50 and $8.83, respectively.
The following table summarizes the RSU and PRSU activity during the three months ended March 31, 2025:

	RSUs	Weighted Average Grant Date Fair Value Per Unit	PRSUs(1)	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2024	7,325,106	$8.67	10,878,456	$8.71
Granted	4,599,292	6.18	4,254,794	6.50
Vested	(2,289,791)	8.90	(2,860,557)	8.96
Forfeited	(1,170,203)	8.78	(2,303,606)	8.99
Balance as of March 31, 2025	8,464,404	$7.24	9,969,087	$7.63
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
Share-based Compensation Expense
Total share-based compensation expense related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended
	March 31, 2025	March 31, 2024
Cost of services, exclusive of depreciation and amortization	$3	$5
Selling, general and administrative	3	23
Total share-based compensation expense	$6	$28
As of March 31, 2025, total future compensation expense related to unvested RSUs was $57 million, which will be recognized over a remaining weighted-average amortization period of approximately 2.33 years. As of March 31, 2025, total future compensation expense related to unvested PRSUs was $50 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.97 years.
Employee Stock Purchase Plan
In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. As of March 31, 2025, there were 13,461,281 remaining shares available for grant and 2,812,674 shares issued under the ESPP. The amount of share-based compensation expense related to the ESPP was approximately $0.3 million for the three months ended March 31, 2025, which was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
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
In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of March 31, 2025, the Seller Earnouts were excluded from the diluted earnings per share calculations.
Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic and diluted (net loss) earnings per share:
Numerator
Net Income (Loss) From Continuing Operations	$(17)	$(121)
Less: Net income (loss) attributable to noncontrolling interest	—	2
Net Income (loss) from continuing operations attributable to Alight, Inc.	$(17)	$(119)
Net Income (Loss) From Discontinued Operations, Net of Tax	(8)	5
Net Income (Loss) Attributable to Alight, Inc. - basic	$(25)	$(114)
Loss impact of conversion of noncontrolling interest	—	(1)
Net income (loss) attributable to Alight, Inc. - diluted	$(25)	$(115)
Denominator
Weighted-average shares outstanding - basic	532,297,681	540,780,315
Dilutive effect of the exchange of noncontrolling interest units	—	1,189,156
Dilutive effect of RSUs	—	—
Weighted-average shares outstanding - diluted	532,297,681	541,969,471

Basic and Diluted (net loss) earnings per share
Continuing operations	$(0.03)	$(0.22)
Discontinued operations	$(0.02)	$0.01
Net Income (Loss)	$(0.05)	$(0.21)
For the three months ended March 31, 2025, 510,115 units related to noncontrolling interests and 8,464,404 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 14,999,998 shares related to the Seller Earnouts and 9,969,087 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.
For the three months ended March 31, 2024, 10,158,541 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 14,999,998 shares related to the Seller Earnouts and 14,421,308 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.

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
Information regarding the Company’s reportable segment is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Revenue
Recurring	$520	$521
Project	28	38
Total Revenue	$548	$559
Less (1)
Cost of sales - Technology (2)	$76	$82
Cost of sales - Delivery, Customer Care and Other (3)	272	269
Stock Based Compensation	3	5
Depreciation and Amortization	26	21
Total Gross Profit	$171	$182
Selling, General, and Administrative (4)	97	108
Restructuring	4	15
Stock Based Compensation	3	23
Depreciation and Intangible Amortization	75	76
Interest expense	22	31
Other segment items (5)	(13)	50
Net Income (Loss) From Continuing Operations	$(17)	$(121)
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

Interest Rate Swaps
The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of March 31, 2025	Fixed Rate	Expiration Date
December 2021	April 2024	$871,205,040	$524,526,345	1.6533%	June 2025
December 2021	April 2024	$435,602,520	$262,263,173	1.6560%	June 2025
December 2021	April 2024	$435,602,520	$262,263,173	1.6650%	June 2025
March 2022	June 2025	$1,197,000,000	$1,197,000,000	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$150,000,000	3.9100%	December 2026
During the three months ended March 31, 2025, we did not execute any new interest rate swaps. Our interest rate swaps have been designated as cash flow hedges.
Financial Instrument Presentation
The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	March 31, 2025	December 31, 2024
Assets
Other current assets	$17	$23
Other assets	4	8
Total	$21	$31

Liabilities
Other current liabilities	$—	$—
Other liabilities	1	—
Total	$1	$—
The Company estimates that approximately $17 million of derivative gains included in Accumulated other comprehensive income as of March 31, 2025 will be reclassified into earnings over the next twelve months.
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
The portion of the Seller Earnouts related to employee compensation was accounted for as share-based compensation. As all employee compensation associated with the Seller Earnouts was ultimately vested on July 2, 2024, no portion of the Seller Earnout as of March 31, 2025 was accounted for as share-based compensation. See Note 10 “Share-Based Compensation” for additional information.
As of March 31, 2025, all of the remaining Seller Earnouts were accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This liability is subject to remeasurement at each balance sheet date. At March 31, 2025 and December 31, 2024, the Seller Earnouts had a fair value of $29 million and $51 million, respectively. For the three months ended March 31, 2025 and 2024, the fair value remeasurement of the Seller Earnouts resulted in a gain of $22 million and loss of $19 million, respectively. Gains or losses related to the remeasurement of Seller Earnouts are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

The fair value of the Class B-1 and B-2 Seller Earnouts, and, prior to the Class Z vesting on July 2, 2024, the Class Z-B-1 and Z-B-2 contingent consideration instruments, is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16 "Fair Value Measurement"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 39.00%, risk-free interest rate of 3.90%, expected holding period of 3.26 years, dividend participation, and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. A decrease in the risk-free interest rate or expected volatility would result in a decrease in the fair value measurement of the Seller Earnouts and vice versa.
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
At March 31, 2025 and December 31, 2024, the Class Z-A contingent consideration was no longer outstanding. For the three months ended March 31, 2025 and 2024, the Company recorded no loss and a loss of $2 million, respectively, in (Gain) Loss from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity that was ultimately re-allocated to the holders of Class Z instruments on July 2, 2024. See Note 9 “Stockholders’ Equity” for additional information regarding these instruments.
Additional Seller Note
As disclosed above in Note 1 “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on the Divestiture. As part of the sale, the Company received a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) with an initial fair value of $43 million as of July 12, 2024 to be issued by the Note Issuer. See Note 4 “Discontinued Operations” for additional information. The Additional Seller Note is considered a level 3 recurring fair value measurement. At March 31, 2025 and December 31, 2024, the Additional Seller Note had a fair value of $36 million and $50 million, respectively. For the three months ended March 31, 2025, the Company recorded a loss of $14 million from the fair value remeasurement of the Additional Seller Note. For the three months ended March 31, 2024, no gains or losses were recorded as the closing date of the Transaction was July 12, 2024. Gains or losses related to the recurring fair value remeasurement of the Additional Seller Note are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Additional Seller Note is determined using a variation of the income approach (Level 3 inputs, see Note 16 "Fair Value Measurement"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: expected Adjusted EBITDA, expected maturity of 5.28 years for the Additional Seller Note, the Divested Business's estimated cost of debt, and based on the likelihood of reaching the performance targets defined in the Purchase Agreement.
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
The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at March 31, 2025 assumes: (i) a blended U.S. federal, state and local income tax rate of 26.3%; (ii) no material changes in tax law; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 7.9%.

Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value on a recurring basis. During the three months ended March 31, 2025, there were no significant exchanges. As such, no additional TRA liability was established as a result of the exchanges. During the three months ended March 31, 2024, an additional TRA liability of $85 million was established as a result of exchanges. As of March 31, 2025, $533 million of the TRA liability was measured at fair value on a recurring basis and $233 million was undiscounted and not remeasured at fair value.
The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable Agreement Liability
Beginning balance as of December 31, 2024	$857
Fair value remeasurement	9
Payments	(100)
Ending balance as of March 31, 2025	766
Less: current portion included in other current liabilities	(188)
Total long-term tax receivable agreement liability	$578
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$21	$—	$21
Additional seller note	—	—	36	36
Total assets recorded at fair value	$—	$21	$36	$57

Liabilities
Interest rate swaps	$—	$1	$—	$1
Seller earnouts liability	—	—	29	29
Tax receivable agreement liability (1)	—	—	533	533
Total liabilities recorded at fair value	$—	$1	$562	$563

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$31	$—	$31
Additional seller note	$—	$—	$50	$50
Total assets recorded at fair value	$—	$31	$50	$81

Liabilities
Interest rate swaps	—	—	—	—
Contingent consideration liability	—	—	6	6
Seller earnouts liability	—	—	51	51
Tax receivable agreement liability (1)	—	—	620	620
Total liabilities recorded at fair value	$—	$—	$677	$677
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
Additional Disclosures Regarding Fair Value Measurements
The fair value of the Company’s debt is classified as Level 2 within the fair value hierarchy and corroborated by observable market data is as follows (in millions):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Current portion of long-term debt, net	$20	$20	$25	$25
Long-term debt, net	1,999	1,984	2,000	2,008
Total	$2,019	$2,004	$2,025	$2,033
The carrying value of the Term Loan include the outstanding principal balance, less any unamortized premium.
The carrying amounts of Cash and cash equivalents, Receivables, net and Accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.
The Seller Note had a carrying value of $38 million and $37 million as of March 31, 2025 and December 31, 2024, respectively. The Company believes the carrying value of the Seller Note approximates its fair value as of March 31, 2025 based on its stated interest rate and maturity date. See Note 4 "Discontinued Operations" for additional information.
During each of the three months ended March 31, 2025 and 2024, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.

17. Restructuring
Transformation Program
On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Transformation Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Transformation Program includes process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. From the inception of the plan through March 31, 2025, the Company incurred total expenses of $140 million, and the plan was substantially complete as of March 31, 2025. These charges were recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
The following table summarizes restructuring costs by type (in millions):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Total Cost

Employer Solutions
Severance and Related Benefits	$1	$2	$10
Other Restructuring Costs(1)	1	11	79
Total Employer Solutions	$2	$13	$89
Corporate
Severance and Related Benefits	$1	$2	$35
Other Restructuring Costs(1)	1	—	16
Total Corporate	$2	$2	$51
Total Restructuring Costs	$4	$15	$140
(1)Other restructuring costs associated with the Transformation Program primarily include data center exit costs, third party fees associated with the restructuring, and costs associated with transitioning existing technology and processes.
As of March 31, 2025, approximately $11 million of the Company's total restructuring liability was unpaid and recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and Related Benefits	Other Restructuring Costs	Total
In millions
Accrued restructuring liability as of December 31, 2024	$12	$—	$12
Restructuring charges	2	2	4
Cash payments	(4)	(1)	(5)
Accrued restructuring liability as of March 31, 2025	$10	$1	$11
18. Employee Benefits
Defined Contribution Savings Plans
Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the three months ended March 31, 2025 and 2024, expenses were $7 million and $9 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
19. Commitments and Contingencies
Legal
The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded on the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024 were not significant.
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
Purchase Obligations
In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $250 million over a 5-year term. The Company’s total expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services, including the new agreement, is $48 million, $75 million, $67 million, $55 million, and $17 million for the remainder of 2025 and the years ended 2026, 2027, 2028, and 2029, respectively and none thereafter, totaling $262 million.
Service Obligations
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. Effective April 1, 2025, the Company executed Amendment No. 2 which adjusted the mix of services provided by Wipro. Following the Amendment, the Company’s expected remaining cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $152 million, $170 million, $105 million, and $29 million for the remainder of 2025 and the years ended 2026, 2027, and 2028, respectively, and none thereafter, totaling $456 million.
The Company may terminate certain elements of its arrangement with Wipro for cause or for the Company’s convenience with no penalty. In the case of a termination of the entire contract for convenience, the Company would be required to pay a termination fee, including certain of Wipro’s unamortized costs, plus 25% of any remaining portion of the minimum level of services the Company agreed to purchase from Wipro over the course of 10 years.
20. Subsequent Event
On May 6, 2025, the Audit Committee of the Board of Directors of the Company approved a fifteen-month restructuring program (the “Post-Separation Plan” or “PSP”) intended to further optimize our operations following the sale of the Divested Business in July 2024. The PSP includes simplifying our post-divestiture operating model, rationalizing our technology spend, expanding our use of artificial intelligence and automation and continued optimization of real estate. The Company currently expects to record in the aggregate approximately $65 million in pre-tax restructuring costs over the duration of the PSP, which includes primarily cash severance payments with an estimated range of $20 million to $30 million and other restructuring cash payments and charges related to technology spend, professional services and optimization of real estate with an estimated range of $25 million to $35 million. The Company estimates an annual savings of over $75 million after the PSP is completed. The PSP is expected to commence in the second quarter of 2025 and to be substantially completed over the estimated fifteen-month period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes which are included elsewhere in this Quarterly Report on Form 10-Q and with the Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially as a result of the factors discussed in "Item 1A. Risk Factors" in our Annual Report. See "Forward-Looking Statements" in this Quarterly Report on Form 10-Q.
BUSINESS
Overview
Alight is a technology-enabled services company delivering human capital management solutions to many of the world’s largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g. health, wealth and leaves) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, our intuitive, cloud-based employee engagement platform. Through Alight Worklife, the Company believes it is defining the future of employee benefits by providing an enterprise level, integrated offering designed to drive better outcomes for organizations and individuals.
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
Business Combination
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of March 31, 2025, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of March 31, 2025.
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

EXECUTIVE SUMMARY OF FINANCIAL RESULTS
The following table sets forth our historical results of operations for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$548	$559
Cost of services, exclusive of depreciation and amortization	351	356
Depreciation and amortization	26	21
Gross Profit	171	182

Operating Expenses
Selling, general and administrative	104	146
Depreciation and intangible amortization	75	76
Total Operating expenses	179	222
Operating Income (Loss) From Continuing Operations	(8)	(40)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(8)	21
(Gain) Loss from change in fair value of tax receivable agreement	9	55
Interest expense	22	31
Other (income) expense, net	(11)	1
Total Other (income) expense, net	12	108
Income (Loss) From Continuing Operations Before Taxes	(20)	(148)
Income tax expense (benefit)	(3)	(27)
Net Income (Loss) From Continuing Operations	(17)	(121)
Net Income (Loss) From Discontinued Operations, Net of Tax	(8)	5
Net Income (Loss)	(25)	(116)
Net income (loss) attributable to noncontrolling interests	—	(2)
Net Income (Loss) Attributable to Alight, Inc.	$(25)	$(114)
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
Results of Continuing Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue
Revenues were $548 million for the three months ended March 31, 2025 as compared to $559 million for the prior year period. The decrease of $11 million, or 2.0%, was driven by lower project revenue and Net Commercial Activity.
Recurring revenues for the three months ended March 31, 2025 decreased by $1 million, or 0.2%, from $521 million in the prior year period to $520 million, primarily driven by lower Net Commercial Activity.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization, decreased $5 million, or 1.4%, for the three months ended March 31, 2025 as compared to the prior year period. The decrease was primarily driven by lower revenues and savings realized in conjunction with productivity initiatives.
Depreciation and Amortization
Depreciation and amortization expenses increased by $5 million, or 23.8%, as compared to the prior year period, primarily driven by capitalized software.
Selling, General and Administrative
Selling, general and administrative expenses decreased $42 million, or 28.8%, for the three months ended March 31, 2025 as compared to the prior year period. The decrease was driven by a reduction in compensation expenses primarily related to non-cash share-based awards, lower restructuring charges and lower professional fees incurred related to the sale and separation of the Divested business.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses decreased by $1 million, or 1.3%, and was consistent compared to the prior year period.
Change in Fair Value of Financial Instruments
There was an $8 million gain related to the change in the fair value of financial instruments for the three months ended March 31, 2025 compared to a loss of $21 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are primarily due to changes in the underlying assumptions of each respective instrument, including changes in the risk-free interest rate, volatility, cost of debt, forecasts, and the closing stock price for the period and are related to the Seller Earnout and Additional Seller Note. See Note 14 "Financial Instruments" within the Condensed Consolidated Financial Statements for additional information.
Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a loss of $9 million for the three months ended March 31, 2025, a decrease of $46 million compared to a loss of $55 million for the prior year period. The change in fair value was due to changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate and the passage of time.
Interest Expense
Interest expense decreased $9 million for the three months ended March 31, 2025 as compared to the prior year period. The decrease was primarily due to the partial repayment of debt in the prior year, the opportunistic repricing of our 2028 term loan and higher interest income, partially offset by the Company's hedges. See Note 8 “Debt” within the Condensed Consolidated Financial Statements for additional information.
Other (Income) Expense, net
Under the terms of the TSA as described in Note 4 "Discontinued Operations" within the Condensed Consolidated Financial Statements, the Company is providing technology infrastructure, risk and security, and various other corporate services to the Divested Business subsequent to the close. We recorded $10 million for services performed under the TSA for the three months ended March 31, 2025 in Other (income) expense, net, and the corresponding expenses were recognized in Cost of services and Selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Income (Loss).
Income (Loss) From Continuing Operations Before Taxes
Loss from continuing operations before taxes was $20 million for the three months ended March 31, 2025 as compared to loss from continuing operations before taxes of $148 million for the three months ended March 31, 2024. The decrease in loss was primarily attributable to the non-operating fair value remeasurements of financial instruments and the tax receivable agreement, lower selling, general and administrative expenses, lower interest expense as a result of the debt pay down and other income recorded in conjunction with the TSA entered into with the purchaser of the Divested Business.
Income Tax Expense (Benefit)
Income tax benefit was $3 million for the three months ended March 31, 2025, as compared to an income tax benefit of $27 million for the prior year period. The effective tax rate of 15% for the three months ended March 31, 2025 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. The effective tax rate of 18% for the three months ended March 31, 2024 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. See Note 7 “Income Taxes” within the Condensed Consolidated Financial Statements for additional information.
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

A reconciliation of Adjusted Net Income (Loss) From Continuing Operations and the computation of Adjusted Diluted Earnings Per Share From Continuing Operations is as follows:

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2025	2024
Numerator:
Net Income (Loss) From Continuing Operations Attributable to Alight, Inc. (1)	$(17)	$(119)
Conversion of noncontrolling interest	—	(2)
Intangible amortization	71	71
Share-based compensation	6	28
Transaction and integration expenses (2)	3	17
Restructuring	4	15
(Gain) Loss from change in fair value of financial instruments	(8)	21
(Gain) Loss from change in fair value of tax receivable agreement	9	55
Other	1	—
Tax effect of adjustments (3)	(17)	(29)
Adjusted Net Income From Continuing Operations	$52	$57

Denominator:
Weighted average shares outstanding - basic	532,297,681	540,780,315
Dilutive effect of the exchange of noncontrolling interest units	—	1,189,156
Dilutive effect of RSUs	—	—
Weighted average shares outstanding - diluted	532,297,681	541,969,471
Exchange of noncontrolling interest units(4)	510,115	4,471,277
Impact of unvested RSUs(5)	8,464,404	10,158,541
Adjusted shares of Class A Common Stock outstanding - diluted(6)(7)	541,272,200	556,599,289

Basic (Net Loss) Earnings Per Share From Continuing Operations	$(0.03)	$(0.22)
Diluted (Net Loss) Earnings Per Share From Continuing Operations	$(0.03)	$(0.22)
Adjusted Diluted Earnings Per Share From Continuing Operations	$0.10	$0.10
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
(7)Excludes approximately 10.0 million and 14.4 million performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance conditions as of March 31, 2025 and 2024, respectively.
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

	Three Months Ended March 31,
(in millions)	2025	2024
Net Income (Loss) From Continuing Operations (1)	$(17)	$(121)
Interest expense	22	31
Income tax expense (benefit)	(3)	(27)
Depreciation	30	26
Intangible amortization	71	71
EBITDA From Continuing Operations	103	(20)
Share-based compensation	6	28
Transaction and integration expenses (2)	3	17
Restructuring	4	15
(Gain) Loss from change in fair value of financial instruments	(8)	21
(Gain) Loss from change in fair value of tax receivable agreement	9	55
Other	1	—
Adjusted EBITDA From Continuing Operations	$118	$116
Revenue	$548	$559
Adjusted EBITDA Margin From Continuing Operations (3)	21.5%	20.8%
(1)Adjusted EBITDA excludes the impact of discontinued operations. Comparable periods have been recast to exclude these impacts.
(2)Transaction and integration expenses primarily relate to acquisition and divestiture activities.
(3)Adjusted EBITDA Margin From Continuing Operations is defined as Adjusted EBITDA From Continuing Operations as a percentage of revenue.
Employer Solutions Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Revenue Disaggregation

	Three Months Ended March 31,
($ in millions)	2025	2024
Employer Solutions Revenue
Recurring	$520	$521
Project	28	38
Total Employer Solutions Revenue	$548	$559
Employer Solutions revenue was $548 million for the three months ended March 31, 2025 as compared to $559 million for the prior year period. The overall decrease of $11 million was primarily driven by decreases in recurring revenues from lower project revenue and Net Commercial Activity.
Gross Profit to Adjusted Gross Profit Reconciliation
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

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
Gross Profit	$171	$182
Add: stock-based compensation	3	5
Add: depreciation and amortization	26	21
Adjusted Gross Profit	$200	$208
Gross Profit Margin	31.2%	32.6%
Adjusted Gross Profit Margin	36.5%	37.2%
Employer Solutions gross profit was $171 million for the three months ended March 31, 2025 compared to $182 million for the prior year period. The decrease of $11 million was driven by a decrease in revenue and increases in costs associated with funding growth of current and future revenues, partially offset by lower expenses related to productivity initiatives. Employer Solutions adjusted gross profit for the three months ended March 31, 2025 decreased $8 million to $200 million from $208 million in the prior year period, primarily driven by a decrease in revenue and increases in costs associated with funding growth of current and future revenues, partially offset by lower expenses related to productivity initiatives.
Free Cash Flow Reconciliation
Free Cash Flow is defined as cash provided by operating activities net of capital expenditures. Management believes that free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make strategic acquisitions and investments and for certain other activities such as dividends and stock repurchases.

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
Non-GAAP free cash flow reconciliation:
Cash provided by operating activities - continuing operations	$73	$92
Capital expenditures	(29)	(31)
Non-GAAP free cash flow	$44	$61
Net cash provided by operating activities was $73 million for the three months ended March 31, 2025 as compared to $92 million for the three months ended March 31, 2024. The decrease in cash provided by operating activities was primarily due to an increase in our net working capital requirements.
Free cash flow was $44 million for the three months ended March 31, 2025 compared to $61 million from the prior period. The decrease in free cash flow was primarily due to a decrease in cash provided from operations, partially offset by lower capital expenditures.
LIQUIDITY AND CAPITAL RESOURCES
Executive Summary
Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.
We believe that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, anticipated quarterly dividend payments, payments on our TRA and anticipated working capital requirements for the foreseeable future. We believe our liquidity position at March 31, 2025 remained strong. We will continue to closely monitor and proactively manage our liquidity position in consideration of the evolving economic outlook and changing interest rate environment.
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
During the three months ended March 31, 2025, there were 3,245,932 Class A Common Stock shares repurchased under the Program. As of March 31, 2025, the total remaining amount authorized for repurchase was $261 million.
Cash Dividends
In 2024, our Board of Directors approved a quarterly dividend program. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors, whose decision will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant.
The following table provides information with respect to quarterly dividends on common stock during the three months ended March 31, 2025.

Declaration Date	Dividends Per Share	Total Payment (in millions)	Record Date	Payable Date
February 13, 2025	$0.04	$21	March 3, 2025	March 17, 2025
On April 30, 2025, the Company announced that its Board of Directors approved the payment of a quarterly dividend in the amount of $0.04 per share of Class A Common Stock on June 16, 2025, to shareholders of record as of the close of business on June 2, 2025.
Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.
The following table provides a summary of cash flows from continuing operating, investing, and financing activities for the periods presented.

	Three Months Ended March 31,
(in millions)	2025	2024
Cash provided by operating activities - continuing operations	$73	$92
Cash provided by (used in) investing activities - continuing operations	(29)	(31)
Cash used for financing activities - continuing operations	(176)	(118)
Operating Activities
Net cash provided by operating activities was $73 million for the three months ended March 31, 2025 as compared to $92 million for the three months ended March 31, 2024. The decrease in cash provided by operating activities was primarily due to an increase in our net working capital requirements.

Investing Activities
Cash used in investing activities was $29 million for the three months ended March 31, 2025 as compared to cash used in investing activities of $31 million for the three months ended March 31, 2024. The decrease in cash used in investing activities was primarily driven by a decrease in capital expenditures.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2025 was $176 million as compared to cash used in financing activities of $118 million for the three months ended March 31, 2024. The primary drivers of cash used in financing activities for the three months ended March 31, 2025 were $100 million of TRA payments, $21 million of dividend payments, $20 million of share repurchases, a $12 million net decrease in fiduciary liabilities, $11 million of shares/units withheld in lieu of taxes, $5 million of debt repayments, and $5 million of finance lease payments. The decrease in fiduciary cash was primarily due to timing of client funding and subsequent disbursement of payments.
Cash, Cash Equivalents and Fiduciary Assets
At March 31, 2025, our continuing operations cash and cash equivalents were $223 million, a decrease of $120 million from December 31, 2024. Of the total balances of cash and cash equivalents as of March 31, 2025 and December 31, 2024, none of the balances were restricted as to use.
Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Condensed Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our continuing operations Fiduciary assets included cash of $227 million and $239 million at March 31, 2025 and December 31, 2024, respectively.
Other Liquidity Matters
Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. For further information, see the “Risk Factors” section within Item 1A of our Annual Report.
We do not have any business, operations or assets in Russia, Belarus or Ukraine and we have not been materially impacted by the actions of the Russian government. We have no revenue from these three countries for all periods presented.
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
Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. For the three months ended March 31, 2025, we paid $100 million related to the TRA and no further payments are expected to be made during the remainder of 2025. As of March 31, 2025, we expect to make payments of approximately $188 million in 2026.
Contractual Obligations and Commitments
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
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. Effective April 1, 2025, the Company executed Amendment No. 2 which adjusted the mix of services provided by Wipro. Following the Amendment, the Company’s expected remaining cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $152 million, $170 million, $105 million, and $29 million for the remainder of 2025 and the years ended 2026, 2027, and 2028, respectively, and none thereafter, totaling $456 million.
The Company may terminate certain elements of its arrangement with Wipro for cause or for the Company’s convenience with no penalty. In the case of a termination of the entire contract for convenience, the Company would be required to pay a termination fee, including certain of Wipro’s unamortized costs, plus 25% of any remaining portion of the minimum level of services the Company agreed to purchase from Wipro over the course of 10 years.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements.
CRITICAL ACCOUNTING ESTIMATES
There were no material changes from the Critical Accounting Estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024. Please refer to "Critical Accounting Estimates" described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report. Our exposures to market risk have not changed materially since the filing of the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, the Company's disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report filed with the SEC on February 27, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
There have been no material changes from the risk factors previously disclosed under "Part I, Item IA. Factors" in the Company’s filing mentioned in the aforementioned paragraph.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our Class A Common Stock that were made by us during the three months ended March 31, 2025.

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (2)
Beginning repurchase authority	—	$—	—	$281
January 1, 2025 through January 31, 2025	—	$—	—	281
February 1, 2025 through February 28, 2025	—	—	—	281
March 1, 2025 through March 31, 2025	3,245,932	6.17	3,245,932	261
Balance as of March 31, 2025	3,245,932	$6.17	3,245,932	$261
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
Item 5. Other Information.
Trading Arrangements

During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement, or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

3.1	Amended and Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
3.2	Amended and Restated Bylaws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.1	Amendment No. 11 to Credit Agreement, dated as of January 29, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Alight, Inc.
(Registrant)

Date: May 8, 2025	By:	/s/ Jeremy Heaton
Jeremy Heaton
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)