Form 10-K
period 2025-12-31
Alight, Inc. / Delaware
filed 2026-02-24
CIK 1809104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________
FORM 10-K
_______________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange on June 30, 2025 (the last business day of the registrant's most recent completed second fiscal quarter, was $2,703,242,376.
As of February 17, 2026, the registrant had 524,107,829 shares of Class A Common Stock, par value $0.0001 per share, 4,955,297 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,955,297 shares of Class B-2 Common Stock, par value $0.0001 per share, and 484,358 shares of Class V Common Stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

Disclaimer Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements that relate to expectations regarding future financial performance (including the impact of bookings and losses from contract renewals on revenue growth) and business strategies or expectations for our business. Forward-looking statements can often be identified by the use of words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” or similar expressions or the negative thereof. These forward-looking statements are based on information available as of the date of this report and the Company’s management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.
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
•we may not achieve our financial projections, which could have an adverse effect on our business, operating results, and financial condition;
•cyber-attacks and security vulnerabilities and other significant disruptions in the Company’s information technology systems and networks that could expose the Company to legal liability, impair its reputation or have a negative effect on the Company’s results of operations;
•our handling of confidential, personal or proprietary data;
•actions or proposals from activist stockholders;
•the precision of assumptions underlying certain reported measures;
•compliance with applicable laws or regulations, including changes thereto;
•claims (particularly professional liability claims), litigation or other proceedings against us;
•the inability to adequately protect key intellectual property rights or proprietary technology;
•issues relating to past and prospective acquisitions or divestitures, including integration or separation challenges, adverse tax consequences or charges to earnings and changes to our financial structure;
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
•the concentration of our key operational centers;
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
•the volatility of the market price of shares of our Class A Common Stock;
•the payment or nonpayment of dividends and/or repurchases of our common stock;
•our ability to maintain compliance with the continued listing requirements of the New York Stock Exchange (the “NYSE”);
•our obligations under our Tax Receivable Agreement;
•refinancing our debt may include terms less favorable to us;
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
Website and Social Media Disclosure
We use our website (www.alight.com) and our corporate Facebook (http://www.facebook.com/AlightGlobal), Instagram (@alight_solutions), LinkedIn (www.linkedin.com/company/alightsolutions), X (@alightsolutions), and YouTube (www.youtube.com/c/AlightSolutions) accounts as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, filings made with the Securities and Exchange Commission (the "SEC") and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Alight by visiting the “Resources—Investor Email Alerts” section of our website at https://investor.alight.com/overview. The information on our website and any alerts are not, however, part of this Annual Report.
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
Our solutions are supported through a secure and scalable cloud infrastructure, together with our core benefits processing platforms and consumer engagement tools and integrated with over 350 external platforms and partners. This includes our Alight Partner Network, a diverse network of third-party providers supporting additional wellbeing programs and needs of participants. Our data and access across the breadth of human capital solutions provides us with comprehensive employee records to enable AI-driven, omnichannel engagement and a personalized, integrated experience for our clients’ employees. Through the use of predictive analytics and omnichannel engagement, Alight is able to tailor an employee experience that is unique to each individual’s needs and circumstance.
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
Payroll and Professional Services Divestiture
On July 12, 2024, Alight completed the previously announced sale (the "Divestiture") of Alight’s Professional Services segment and Alight’s Payroll & HCM Outsourcing business within the Employer Solutions segment (collectively, the “Divested Business”). In connection with the Divestiture, the Company received (a) $1.0 billion in cash at closing, (b) a note with an aggregate principal amount of $50 million, and a fair value of $35 million as of July 12, 2024 issued at closing (the “Seller Note”) and (c) contingent upon the financial performance of the divested business for the 2025 fiscal year, a note with an aggregate principal amount of up to $150 million and an initial fair value of $43 million as of July 12, 2024. See Note 4, “Discontinued Operations” within the Consolidated Financial Statements for additional information regarding the Divestiture.

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
We do not believe there is any single competitor with the breadth of our solutions, and thus our competitors vary for each of our solutions. Our primary competitors include ADP, bswift, Businessolver, Conduent, Empower, Empyrean, Fidelity, HealthEquity, Included Health, Personify, Quantum Health, Sedgwick, Transcarent, Voya, and WTW.
We compete primarily on the basis of product and service quality, technology, breadth of offerings, ease of use and accessibility of technology, data protection, innovation, trust and reliability, price and reputation.
Human Capital Management
As of December 31, 2025, we employed more than 9,500 colleagues, approximately 80% of whom were located in North America. In the United States, 67% of our colleagues identified as female and 42% of our colleagues self-identified as a minority group. We believe that our relations with our colleagues in all locations are positive.
Attracting, developing, and retaining talent is critical to executing our strategy and our ability to compete effectively. We believe in cultivating a healthier workforce by creating an environment where our colleagues have every opportunity to thrive, as we support their wellbeing with fair and market-competitive pay and benefits and invest in their growth and development.
We also value feedback from our colleagues and regularly survey them to understand how they feel about the company and subsequently take appropriate actions, if necessary, and employ employee engagement best practices to improve their work experience. Our efforts have resulted in being recognized as a Great Place to Work® and being named to Newsweek's America's Greatest Workplaces for 2025.
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

Information about our Executive Officers
The executive officers of the Company as of February 24, 2026 were as follows:

Name	Age	Position
Rohit Verma	51	Chief Executive Officer and Director
Gregory Giometti	37	Interim Chief Financial Officer
Allison P. Bassiouni	50	Chief Delivery Officer
Deepika Duggirala	51	Chief Technology Officer
Martin T. Felli	58	Chief Legal Officer and Corporate Secretary
Stephen Rush	56	Chief Commercial Officer, North America
Donna Dorsey	55	Chief Human Resources Officer
Rohit Verma has served as Alight’s Chief Executive Officer and a member of the Alight board of directors since January 2026. Prior to joining Alight, Mr. Verma served as President and Chief Executive Officer and a member of the board of directors at Crawford & Company (NYSE: CRD.A, CRD.B), a leading global provider of claims management and outsourcing solutions insurance companies and self-insured entities, since May 2020. Prior to joining Crawford & Company, Mr. Verma served as the regional executive for the southern region of Zurich North America, where he was accountable for profitable growth and market execution. During his ten-year tenure at Zurich, Mr. Verma also served in a number of executive management positions across underwriting, finance, strategy and general management. Before joining Zurich, Mr. Verma was a management consultant at McKinsey & Company where he led several engagements with cross-functional teams of strategy, finance and IT. Mr. Verma currently serves on the board of directors for Ameritas Holding Company and is a member of industry advisory boards for Northwestern University and Georgia Institute of Technology. Mr. Verma holds a master's degree in IT Management from Northwestern University and an undergraduate degree in Computer Engineering from Netaji Subhas Institute of Technology.
Gregory Giometti has served as Alight's Interim Chief Financial Officer since January 2026. In addition, Mr. Giometti continues to serve as Alight’s Head of Financial Planning & Analysis (FP&A), driving enterprise-wide financial strategy and performance management. Mr. Giometti has been with the Company since August 2020 in positions of increasing responsibility within the Company’s finance organization. Prior to his current roles, he served the Company as Vice President, Financial Planning and Analysis and Director, Financial Planning and Analysis, Business Intelligence and Transformation. Before joining Alight, Mr. Giometti served in various financial capacities with Walgreens Boots Alliance, Paper Source, and Bank of Montreal (NYSE: BMO). Mr. Giometti holds a bachelor’s degree in economics from DePauw University and a Master of Business Administration from the University of Chicago Booth School of Business.
Allison P. Bassiouni has served as Alight’s Chief Delivery Officer since January 2025. Prior to her appointment as Chief Delivery Officer, Ms. Bassiouni served from June 2023 until December 2024 as Alight’s Executive Vice President, Customer Experience and Delivery, from February 2022 until June 2023 as Alight’s Senior Vice President, Health Delivery and as Vice President, Benefits Delivery at Alight from May 2017 until February 2022. Prior to joining Alight, Ms. Bassiouni served as Vice President, Benefits Delivery at Aon Hewitt from January 2013 until April 2017 and as Senior Director, Benefits Delivery from June 1998 until December 2012. Ms. Bassiouni has served as the President of the GLP Foundation since October 2018. Ms. Bassiouni holds a bachelor's degree in Business Management from Texas A&M University.
Deepika Duggirala has served as Alight’s Chief Technology Officer since January 2025. Ms. Duggirala has over 25 years of technology leadership experience across enterprise software, mobile platforms, and digital transformation initiatives. Prior to her appointment as Chief Technology Officer, Ms. Duggirala served as EVP of Technology at Alight from June 2023 until December 2024. Prior to joining Alight, Ms. Duggirala served as SVP of Global Technology Platforms at TransUnion, where she led strategic technology initiatives, from May 2020 until June 2023. Ms. Duggirala served as Vice President, Engineering at Yello from September 2018 until March 2020 and as Senior Vice President, Engineering at SPINS from June 2014 until September 2018. Her extensive career includes leadership roles at SAP Labs as Vice President of Development for SAP Mobile Platform from March 2012 until June 2014, and prior to that nearly a decade at Motorola Inc., where she progressed from Software Engineer to Engineering Project Manager. Ms. Duggirala has served as an advisory board member at Modal Learning, an early-stage e-learning platform, since November 2022. Ms. Duggirala has also served as a member of the board of trustees of Quest Academy since January 2024. Ms. Duggirala holds a master's degree in Electrical and Computer Engineering from Rutgers University and a bachelor's degree in Electronics Engineering from Nagpur University.

Martin T. Felli has served as Alight’s Chief Legal Officer and Corporate Secretary since January 2023. Mr. Felli has more than 28 years of legal experience. Prior to joining Alight, Mr. Felli served as Executive Vice President, Chief Legal and Chief Administrative Officer at Blue Yonder Holding, Inc., a Blackstone Inc. and New Mountain Capital sponsored company, from 2018 to April 2022. Prior to that, Mr. Felli held other key legal leadership roles at Blue Yonder from 2013 to 2018, was General Counsel and Corporate Counsel at Ecotality, Inc., from 2011 to 2013, and held additional senior legal positions across a broad range of organizations including Clear Channel Outdoor, Inc., from 2006 to 2011, and HBO, from 2000 to 2004. Mr. Felli holds a juris doctor degree from the University of Pennsylvania Law School and a bachelor's degree magna cum laude from Baruch College.
Stephen Rush has served as Alight's Chief Commercial Officer since October 2025. Prior to this current role, Mr. Rush served as SVP & Head of Americas at HCL Software from May 2024 to September 2025. Prior to that, Mr. Rush served as Alight’s Head of New Sales and Solutions – Global One Alight New Sales & Solutions Team from February 2017 to April 2024, and held numerous roles with increasing responsibility at Alight and its predecessors, including Hewitt and Aon Hewitt. Mr. Rush holds a bachelor’s degree in Economics from Drew University.
Donna Dorsey has served as Alight’s Chief Human Resources Officer since June 2025. Prior to joining Alight, Ms. Dorsey served as Executive Vice President, Chief People and Culture Officer at International Motors (formerly Navistar) from February 2004 to May 2025, where she was responsible for enterprise-wide HR strategy. Prior to that, Ms. Dorsey held a number of human resource leadership roles with increasing responsibility at International Motors. Earlier in her career, she held roles with Sears, Roebuck and Co., American Hospital Association and Discover Financial Services. Ms. Dorsey currently serves on the board of directors for Root Inc. (Nasdaq: ROOT). Ms. Dorsey holds a bachelor’s degree in political science from Rutgers University and a juris doctor degree from Chicago-Kent College of Law with a certification in labor and employment law.
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
Additionally, pursuant to the Divestiture, we entered into an agreement whereby we have begun to provide various transition services to the buyer of the Divested Business for specified periods. In the course of performing our obligations under such agreement, we will continue to allocate certain of our resources, including assets, equipment and the time and attention of our management and other teammates, for the benefit of the Divested Business and not ours, which may negatively impact our financial condition or results of operations. A portion of the consideration received for the sale of the Divested business is contingent on the financial performance of the Divested Business. If the Divested Business does not meet certain performance metrics for the 2025 fiscal year, we will receive less consideration in the future than may have been or may currently be projected by fair value measurements. See Note 4 “Discontinued Operations” within the Consolidated Financial Statements within Item 8 of this Annual Report for more information on the fair value measurement of the contingent consideration.
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
Our success depends, in part, on our ability to develop and implement new or revised solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences, including adoption and use of AI and ML. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies requires us to incur significant expenses.
If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements. Innovations in software, cloud computing or other technologies such as AI and ML that alter how our services are delivered could significantly undermine our investments in our business if we are slow or unable to take advantage of these developments or experience any unanticipated consequences from the deployment of such technologies.

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
We may not achieve our financial projections, which could have an adverse effect on our business, operating results, and financial condition.
We typically provide financial projections such as our expected revenue growth and profitability. These financial projections are based on management’s assumptions and expectations at a point in time. Failure to achieve our financial projections have in the past and could in the future have an adverse effect on our business, operating results, financial condition and the market price of shares of our Class A Common Stock. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties in our business. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets or other events, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, and our business and the market price of shares of our Class A Common Stock could be materially adversely affected.
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could expose us to legal liability, impair our reputation or have a negative impact on our operations, sales and operating results and could expose us to litigation and negatively impact our relationships with clients.
We rely on the efficient, uninterrupted and secure operation of complex information technology systems, and networks and data centers, some of which are outsourced to third-party providers, including cloud infrastructure service providers such as Amazon Web Services (AWS) and Microsoft Azure Cloud. We do not have control over the operations of such third parties. We also may decide to employ additional offsite data centers in the future to accommodate growth. Problems faced by our data center locations, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect, and in some instances have adversely affected, the availability and processing of our solutions and related services and the experience of our clients. If our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business and cause us to incur additional expense. In addition, any financial difficulties faced by our third-party data center’s operator or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. These facilities are vulnerable to damage or interruption from catastrophic events, such as earthquakes, hurricanes, floods, fires, cyber security attacks (including "ransomware" and phishing attacks), terrorist attacks, power losses, telecommunications failures and similar events. The risk of cyber-attacks could be exacerbated by geopolitical tensions, including the ongoing Russia-Ukraine conflict, or other hostile actions taken by nation-states and terrorist organizations. While we have adopted, and continue to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The occurrence of a natural disaster (or other extreme weather as a result of climate change or otherwise) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our services and solutions. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services, or our own systems could negatively impact our relationships with clients and adversely affect our business and could expose us to third-party liabilities. Any errors, defects, disruptions or other performance problems with our information technology systems including any changes in service levels at our third-party data center could adversely affect our reputation and may damage our clients’ stored files or result in lengthy interruptions in our services. Interruptions in our services might reduce our revenues, subject us to potential liability or other expenses or adversely affect our renewal rates.
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
One of our significant responsibilities is to maintain the security, including cybersecurity, and privacy of our employees’ and clients’ confidential and proprietary information and confidential information about our clients’ employees’ health, financial and wellbeing information and other personally identifiable information. However, all information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, malware, hacking, fraudulent use attempts, “ransomware” and phishing attacks and security breaches. Our systems are also subject to compromise from internal threats such as improper action by employees, vendors and other third parties with otherwise legitimate access to our systems. Despite our efforts, from time-to-time, we and our third-party vendors experience attacks and other cyber-threats to our systems and networks and have from time-to-time experienced cyber security incidents such as computer viruses, unauthorized parties gaining access to our information technology systems and similar matters, which to date have not had a material impact on our business. These attacks can seek to exploit, among other things, known or unknown vulnerabilities in technology included in our information systems or those of third-party providers. Because the techniques used to obtain unauthorized access are constantly changing and becoming increasingly more sophisticated and often are not recognized until launched against a target, we or our third-party providers may be unable to anticipate these techniques or implement sufficient preventative measures. If we, or our third-party providers, are unable to efficiently manage the vulnerability of our systems and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. For example, there has been a stark increase in new financial fraud schemes akin to ransomware attacks on large companies whereby a cybercriminal installs a type of malicious software, or malware, that prevents a user or enterprise from accessing computer files, systems, or networks and demands payment of a ransom for their return. Cyber criminals may also attempt to fraudulently induce employees, clients or other users of our systems to disclose sensitive information in order to gain access to our data or that of our clients or users. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, have experienced and in the future may continue to become subject to the same types of security breaches. In the future, these types of incidents could result in intellectual property or other confidential information being lost or stolen, including client, employee or business data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.
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
Certain of the measures we disclose publicly, which could include our “annual recurring revenue,” “revenue under contract” and “bookings” measures, are calculated using metrics tracked by our internal teams. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in deriving contract-based measures and our measure may differ from similar terms used by other companies. For example, an engagement accounted for in calculating one of these measures could abruptly end for reasons out of our control. If we determine that we can no longer calculate these metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business or revenue may be harmed. In addition, if investors do not perceive our metrics to be accurate representations of our business prospects, or if we discover material inaccuracies in our metrics, our reputation may be harmed, which could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to, and may become a party to, various claims, lawsuits or other proceedings that arise in the ordinary course of our business. Our business is subject to the risk of litigation or other proceedings involving current and former employees, clients, partners, suppliers, shareholders or others. For example, participants in our clients’ benefit plans could claim, and have claimed, that we did not adequately protect their data or secure access to their accounts. Regardless of the merits of the claims, the cost to defend these claims may be significant, and such matters can be time-consuming and divert management’s attention and resources. The outcomes of such matters in the ordinary course of our business are inherently uncertain, and adverse judgments or settlements could have a material adverse impact on our financial position or results of operations. In addition, we may become subject to future lawsuits, claims, audits and investigations, or suits, any of which could result in substantial costs and divert our attention and resources. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. See Note 20, “Commitments and Contingencies” within the Consolidated Financial Statements within Item 8 of this Annual Report for further information regarding our active legal matters.
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
We depend, to a large extent, on our relationships with our clients and our reputation to understand our clients’ needs and deliver solutions and services that are tailored to satisfy those needs. If a client is not satisfied with our services, it may be damaging to our business and could cause us to incur additional costs and impact profitability. Many of our clients are businesses that band together in industry groups and/or trade associations and actively share information among themselves about the quality of service they receive from their vendors. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.
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
Our operations are conducted globally. Accordingly, we are subject to legal, economic and market risks associated with operating in, and sourcing from, foreign countries, including:
•difficulties in staffing and managing our offices, such as unexpected wage inflation, worker attrition, visa requirements, job turnover, increased travel and infrastructure costs, as well as legal and compliance costs associated with multiple international locations;
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
Our business model is dependent on our global delivery capability, which includes employees and third-party personnel based at various delivery centers around the world. While these delivery centers are located throughout the world, we or third parties operating on our behalf have based large portions of our delivery capability in India, Poland and the Philippines. Concentrating our global delivery capability in these locations presents operational risks, many of which are beyond our control. For example, natural disasters (including those as a result of climate change) and public health threats could impair the ability of our people to safely travel to and work in our facilities and disrupt our ability to perform work through those delivery centers. Additionally, other countries may experience political instability, worker strikes, civil unrest and hostilities with neighboring countries. If any of these circumstances occurs, we have a greater risk that interruptions in communications with our clients and other locations and personnel, and any downtime in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.
The profitability of our engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices in light of any inflationary and competitive circumstances.
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
Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriately manage the staffing costs of our personnel, we may not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, cost of living adjustment provisions, the extent of ongoing clients’ perception of our ability to add value through our services and general economic conditions such as inflation (including wage inflation). Our profitability is largely based on our ability to drive cost efficiencies and maintain competitive rates during the term of our contracts for our services provided to clients. If we cannot drive suitable cost efficiencies, our profit margins will suffer.

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
On May 6, 2025, the Audit Committee of the Board of Directors of the Company approved a program (the “Post-Separation Plan” or “PSP”) intended to further optimize our operations following the sale of the Divested Business in July 2024. The PSP includes simplifying our post-divestiture operating model, rationalizing our technology spend, expanding our use of artificial intelligence and automation and continued optimization of real estate. The Company currently expects to record in the aggregate approximately $65 million in pre-tax restructuring costs over the duration of the PSP, which commenced in the second quarter of 2025 and is expected to be substantially completed over an estimated fifteen-month period from the commencement date.
We cannot guarantee that the restructuring program will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability expectations. Risks associated with the restructuring program could also include additional unexpected costs, negative impacts on our cash flows from operations and liquidity, employee attrition and adverse effects on employee morale and our potential failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from operations or otherwise harm our business. See Note 17, "Restructuring" within the Consolidated Financial Statements within Item 8 of this Annual Report for additional information on our restructuring program.
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
We have goodwill and purchased intangible assets on our consolidated balance sheet as a result of the Business Combination (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business - Business Combination") and other acquisitions. Under GAAP, we review our long-lived assets, such as goodwill, intangible assets and fixed assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long-lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Future goodwill or other long-lived asset impairment charges could materially impact our financial statements.

We have in the past recorded, and may in the future be required to record, significant charges in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. For example, during the year ended December 31, 2025, we recorded aggregate non-cash goodwill impairment charges of $3,124 million to reduce their carrying values to their estimated fair values. The incurrence of additional impairment charges could negatively affect our results of operations and adversely impact our net worth and our consolidated earnings in the period of such charge. See Note 6, "Goodwill and Intangible assets, net" within the Consolidated Financial Statements within Item 8 of this Annual Report for additional information.
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
The market price of our Class A Common Stock has fluctuated significantly in response to numerous factors and may continue to be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During the year ended December 31, 2025, the per share trading close price of our Class A Common Stock fluctuated from a low of $1.94 to a high of $7.05. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A Common Stock regardless of our operating performance. In addition, our operating results may fail to match our past performance and could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to shareholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, the performance of direct and indirect competitors, announcements of technological developments, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals. In addition, the market price of shares of our Class A Common Stock could be subject to additional volatility or decrease significantly as a result of speculation in the press or the investment community about our industry or our company, including, as a result of short sellers who publish, or arrange for the publication of, opinions or characterizations of our business prospects or similar matters calculated to create negative market momentum in order to profit from a decline in the market price of our Class A Common Stock. Stock markets and the price of our Class A Common Stock have, and may in the future, experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, including as a result of reports published by short sellers, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, as well as responding to reports published by short sellers or other speculation in the press or investment community, could result in substantial costs and a diversion of our management’s attention and resources.
The Company’s decision to maintain, reduce or discontinue paying cash dividends to our stockholders or repurchasing our Class A Common Stock could cause the market price for our Class A Common Stock to decline.
Our Board of Directors previously adopted a dividend program, pursuant to which we paid a cash dividend on our Class A Common Stock on a quarterly basis. The declaration and payment of any dividend is subject to the approval of our Board of Directors and any dividend program may be discontinued or reduced at any time. On February 19, 2026, we announced we are replacing our cash dividend with more efficient capital allocation activities. Separately, as of December 31, 2025, we had approximately $216 million remaining of authorization under our existing share repurchase program. The share repurchase program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. Because we are a holding company with no material assets other than its direct and indirect ownership of equity interests in Alight Holdings, the Company has no independent means of generating revenue or cash flow, and our ability to pay cash dividends or repurchase shares is dependent on the financial results and cash flows of Alight Holdings and its subsidiaries and the distributions that we receive from Alight Holdings.
Any decisions made regarding quarterly dividend payments or our repurchase activities could have a negative effect on our reputation and could cause the market price of our Class A Common Stock to decline significantly. In addition, the payment of dividends and repurchases of shares are uses of cash, which may reduce the availability of cash for other business purposes, including investments, acquisitions, or repayment of indebtedness.
There can be no assurance that we will be able to comply with the continued listing standards of NYSE for our Class A Common Stock.
Our Class A Common Stock is currently listed on NYSE. NYSE imposes requirements that must be complied with in order for a company’s shares to remain listed on NYSE. In order for our Class A Common Stock to continue to be listed on NYSE, we will need to comply with these requirements, some of which are not completely within the Company’s control. Notably, NYSE’s continued listing standards require that the average closing price of a security is not less than $1.00 over a consecutive 30 trading-day period (the “minimum share price standard”). There can be no assurance that we will be able to comply with the continued listing standards of NYSE, including the minimum share price standard. The price of our common stock has ranged from $1.94 per share on December 31, 2025 to $0.80 per share on February 19, 2026. If the average closing price of a security is less than $1.00 over a consecutive 30 trading-day period, then NYSE will send the Company a notice of non-compliance and provide a six month cure period to regain compliance.

The receipt of a notice of noncompliance from NYSE can have adverse consequences for the Company, even if the Company is able to regain compliance and avoid delisting. Receipt of such a notice can have an adverse impact on investor sentiment and in turn result in a decrease in the share price of our Class A Common Stock. Further, receipt of such a notice can have an adverse impact on the sentiment of our lenders and in turn make it more difficult to obtain and maintain these relationships in the future. Further, if NYSE delists the Company’s Class A Common Stock from trading on its exchange for failure to meet the listing standards, the Company and its shareholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that shares of the Class A Common Stock are a “penny stock” which will require brokers trading in the Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
In connection with the Business Combination, we entered into a tax receivable agreement (the "Tax Receivable Agreement" or the "TRA") with certain of our pre-Business Combination owners (including their assignees, the "TRA Parties") that provides for the payment by the Company to the TRA Parties of 85% of the benefits, if any, that the Company is deemed to realize (calculated using certain assumptions) as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of Alight Holdings as a result of the Business Combination and as a result of sales or exchanges of Alight Holdings Units for shares of Class A Common Stock after the Business Combination and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that the Company would otherwise be required to pay in the future, although the Internal Revenue Service (the "IRS") may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of the Company and not of Alight Holdings. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges of Alight Holdings Units for shares of our Class A Common Stock, the applicable tax rate, the price of shares of our Class A Common Stock at the time of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Alight Holdings and our possible utilization of tax attributes, including existing tax basis acquired at the time of the Business Combination, the payments that the Company may make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned on the exchanging holders of Alight Holdings Units or other TRA Parties continuing to hold ownership interests in us. To the extent payments are due to the TRA Parties under the Tax Receivable Agreement, the payments are generally required to be made within ten business days after the tax benefit schedule (which sets forth the Company’s realized tax benefits covered by the Tax Receivable Agreement for the relevant taxable year) is finalized, and the calculations used to derive such payments are subject to review by the TRA Parties. The Company is required to deliver such a tax benefit schedule to the TRA Parties’ representative, for its review, within ninety calendar days after the due date (including extensions) of the Company’s federal corporate income tax return for the relevant taxable year.
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
Accordingly, it is possible that the actual cash tax benefits realized by the Company may be significantly less than the corresponding Tax Receivable Agreement payments or that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to the Company by Alight Holdings are not sufficient to permit the Company to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Based upon certain assumptions, we estimate that if the Company were to exercise its termination right as of December 31, 2025, the aggregate amount of these termination payments would be significantly in excess of the Tax Receivable Agreement liability recorded in the Consolidated Financial Statements within this Annual Report. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For more information regarding our liability under the Tax Receivable Agreement, refer to Note 15, "Tax Receivable Agreement" within the Consolidated Financial Statements within Item 8 of this Annual Report.
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
Risks Related to Our Indebtedness
Refinancing our debt may include terms less favorable to us
It is likely that we will need to refinance at least a portion of our outstanding debt as it matures. Our ability to refinance all or a portion of our indebtedness on acceptable terms, will be dependent upon a number of factors, including conditions in the credit markets at the time we refinance. There can be no assurance that we will be able to refinance any maturing indebtedness, or that any such refinancing would be on terms as favorable to us as the terms of any maturing indebtedness. If we are unable to refinance our indebtedness on terms at least as favorable as our current agreements, it could result in a higher allocation of cash to debt servicing, which may have an adverse impact on our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Interest rates may increase in the future. As a result, interest rates on our term loan facility and revolving credit facility, or any other variable rate debt offerings that we may engage in, could be higher or lower than current levels. Although we use derivative financial instruments to some extent to manage a portion of our exposure to interest rate risks, we do not attempt to manage our entire exposure. As of December 31, 2025, we had approximately $2.0 billion of outstanding debt at variable interest rates. If interest rates increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
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
Item 2. Properties.
Our corporate headquarters is located in leased office space in downtown Chicago, Illinois. We currently use approximately 16,000 square feet of office space in our headquarters. The lease expires on January 31, 2031. We have additional offices in locations throughout the world, primarily in India, Texas, Illinois, Florida, Canada, and Puerto Rico. All of our offices are located in leased premises.
We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. See Note 19, “Lease Obligations” within the Consolidated Financial Statements within Item 8 of this Annual Report for further information.
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
In 2024, our Board of Directors approved a quarterly dividend program. The following table provides information with respect to quarterly dividends on common stock for the years ended December 31, 2025 and 2024:

Declaration Date	Dividends Per Share	Total Payment (in millions)	Record Date	Payable Date
November 12, 2024	$0.04	$21	December 2, 2024	December 16, 2024
February 13, 2025	$0.04	$21	March 3, 2025	March 17, 2025
April 30, 2025	$0.04	$22	June 2, 2025	June 16, 2025
July 23, 2025	$0.04	$22	September 2, 2025	September 15, 2025
November 5, 2025	$0.04	$21	December 1, 2025	December 15, 2025
On February 19, 2026, the Company announced it will replace its cash dividend on its Class A common stock, par value $0.0001 per share, with other capital allocation activities, including deleveraging the balance sheet and continuing our share repurchase program, subject to market and other conditions.
Holders of Record
Set forth below are the numbers of holders of record for each of our classes of Common Stock as of February 17, 2026.

Class	Number of Holders of Record
Class A Common Stock	11
Class B-1 Common Stock	89
Class B-2 Common Stock	89
Class V Common Stock	1
Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase issued and outstanding shares of Class A Common Stock from time to time, depending on market conditions and alternate uses of capital. The program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. We did not purchase any shares of our Class A Common Stock during the three months ended December 31, 2025.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Performance
The following graph compares the total shareholder return from July 2, 2021, the date on which our Class A Common Stock commenced trading on the NYSE, through December 31, 2025 of (i) our Class A Common Stock, (ii) the Standard and Poor's 500 Stock Index (“S&P 500”) and (iii) the Russell 2000 Index (the "Russell 2000"). The S&P 500 was selected because it serves as a broad market index. The Russell 2000 was selected because we do not believe we can reasonably identify an industry index or specific peer group that would offer a meaningful comparison. The Russell 2000 measures the performance of the small market capitalization segment of U.S. equity instruments.
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
180
160
140
120
100
80
60
40
20
07/02/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/31/23
12/31/23
03/31/24
06/30/24
09/31/24
12/31/24
03/31/25
06/30/25
09/31/25
12/31/25
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
This discussion includes references to non-GAAP financial measures as defined in the rules of the SEC. We present such non-GAAP financial measures as we believe such information is of interest to the investment community because it provides additional meaningful methods of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under U.S. generally accepted accounting principles (“U.S. GAAP”), and these provide a measure against which our businesses may be assessed in the future. Our methods of calculating these measures may differ from those used by other companies and therefore comparability may be limited. These financial measures should be viewed in addition to, not in lieu of, the consolidated financial statements for the year ended December 31, 2025. See ‘Non-GAAP Financial Measures’ below for further discussion.
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
Business Combination
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of December 31, 2025, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of December 31, 2025.
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

EXECUTIVE SUMMARY OF FINANCIAL RESULTS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Alight. This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, which is incorporated herein by reference.
The following table sets forth our historical results of operations for the periods indicated below:

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenue	$2,262	$2,332	$2,386
Cost of services, exclusive of depreciation and amortization	1,386	1,442	1,504
Depreciation and amortization	111	96	72
Gross Profit	765	794	810

Operating Expenses
Selling, general and administrative	435	585	590
Depreciation and intangible amortization	296	299	301
Goodwill impairment	3,124	—	—
Total Operating expenses	3,855	884	891
Operating Income (Loss) From Continuing Operations	(3,090)	(90)	(81)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(1)	(57)	10
(Gain) Loss from change in fair value of tax receivable agreement	(93)	34	118
Interest expense	92	103	131
Other (income) expense, net	(26)	(22)	(3)
Total Other (income) expense, net	(28)	58	256
Income (Loss) From Continuing Operations Before Taxes	(3,062)	(148)	(337)
Income tax expense (benefit)	16	(8)	(20)
Net Income (Loss) From Continuing Operations	(3,078)	(140)	(317)
Net Income (Loss) From Discontinued Operations, Net of Tax	(21)	(19)	(45)
Net Income (Loss)	(3,099)	(159)	(362)
Net income (loss) attributable to noncontrolling interests	(2)	(2)	(17)
Net Income (Loss) Attributable to Alight, Inc.	$(3,097)	$(157)	$(345)
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
Goodwill impairment
Goodwill impairment consists of charges relating to Goodwill. We review goodwill for impairment annually on October 1st and more frequently if events or changes in circumstances indicate that an impairment may exist. If the carrying value of the reporting unit exceeds its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.
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
Interest Expense
Interest expense primarily includes interest expense related to our outstanding debt and is net of interest rate swap derivative gains recognized and interest income.
Other (Income) Expense, net
Other (income) expense, net includes non-operating expenses and income, including realized (gains) and losses from remeasurement of foreign currency transactions, and Transition Services Agreement (the "TSA") income for providing various corporate services to the Divested Business.
Results of Continuing Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Revenue
Revenues were $2,262 million for the year ended December 31, 2025 as compared to $2,332 million for the prior year. The decrease of $70 million, or 3.0%, was driven by lower Net Commercial Activity and lower project revenue. The Company experienced lower than expected bookings and larger than anticipated losses from contract renewals during the year ended December 31, 2025, which impacted revenue growth and is also expected to impact revenue growth in fiscal year 2026.

Recurring revenues for the year ended December 31, 2025 decreased by $27 million, or 1.3%, from $2,135 million in the prior year to $2,108 million, primarily driven by lower Net Commercial Activity.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization, decreased $56 million, or 3.9%, for the year ended December 31, 2025 as compared to the prior year. The decrease was primarily driven by a decrease in lower revenue and savings realized in conjunction with productivity initiatives, partially offset by an increase in compensation .
Depreciation and Amortization
Depreciation and amortization expenses increased by $15 million, or 15.6%, for the year ended December 31, 2025 as compared to the prior year, primarily driven by capitalized software.
Selling, General and Administrative
Selling, general and administrative expenses decreased $150 million, or 25.6%, for the year ended December 31, 2025 as compared to the prior year. The decrease was driven by lower professional fees incurred related to the sale and separation of the Divested Business, a reduction in stock based compensation expense and productivity savings, partially offset by an increase in compensation expense.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses decreased by $3 million, or 1.0%, for the year ended December 31, 2025 as compared to the prior year.
Goodwill Impairment
During the year ended December 31, 2025, the Company identified indicators of impairment and recorded a $3,124 million non-cash impairment charge for the period. There was no impairment recognized for the year ended December 31, 2024. See Note 6 "Goodwill and Intangible assets, net" within the Consolidated Financial Statements within Item 8 of this Annual Report for additional information.
Change in Fair Value of Financial Instruments
There was a $1 million gain related to the change in the fair value of financial instruments for the year ended December 31, 2025 compared to a gain of $57 million for the prior year, primarily due to the $50 million write down of our Additional Seller Note in the year ended December 31, 2025, partially offset by a gain on remeasurement of the Seller Earnout. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are primarily due to changes in the underlying assumptions of each respective instrument, including changes in the risk-free interest rate, volatility, cost of debt, forecasts, and the closing stock price for the period. See Note 14, "Financial Instruments" within the Consolidated Financial Statements within Item 8 of this Annual Report for additional information.
Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a gain of $93 million for the year ended December 31, 2025, an increase of $127 million compared to a loss of $34 million for the prior year. The change in fair value was due to changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate and the passage of time.
Interest Expense
Interest expense decreased $11 million for the year ended December 31, 2025, as compared to the prior year. The decrease was primarily due to the partial repayment of debt in the prior year and the opportunistic repricing of our 2028 term loan, partially offset by the Company's hedges and lower interest income. See Note 8, “Debt” within the Consolidated Financial Statements within Item 8 of this Annual Report for additional information.
Other (Income) Expense, net
Under the terms of the TSA as described in Note 4, "Discontinued Operations" within the Consolidated Financial Statements within Item 8 of this Annual Report, the Company is providing technology infrastructure, risk and security, and various other corporate services to the Divested Business subsequent to the close. We recorded $26 million and $19 million for services performed under the TSA for the years ended December 31, 2025 and 2024, respectively, in Other (income) expense, net. The corresponding expenses were recognized in Cost of services and Selling, general and administrative expense in the Consolidated Statement of Comprehensive Income (Loss).

Income (Loss) From Continuing Operations Before Taxes
Loss from continuing operations before taxes was $3,062 million for the year ended December 31, 2025 as compared to a loss from continuing operations before taxes of $148 million for the year ended December 31, 2024. The increase in loss was primarily attributable to the $3,124 million non-cash goodwill impairment charge and the non-operating fair value remeasurements of financial instruments, partially offset by lower selling, general and administrative expenses, a change in fair value remeasurements of the tax receivable agreement and lower interest expense as a result of the debt pay down.
Income Tax Expense (Benefit)
Income tax expense was $16 million for the year ended December 31, 2025, as compared to an income tax benefit of $8 million for the prior year. The effective tax rate of (1)% for the year ended December 31, 2025 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, changes in valuation allowance, and certain non-recurring items, including non-deductible goodwill impairment. The effective tax rate of 5% for the year ended December 31, 2024 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. See Note 7, “Income Taxes” within the Consolidated Financial Statements within Item 8 of this Annual Report for additional information.
In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S. The OBBBA made several changes to business tax provisions including modifications to the Section 163j interest expense limitation and immediate expensing of domestic research and development expenditures. After considering impacts associated with the Company’s valuation allowance for the year ended December 31, 2025, the impact was immaterial for the year ended December 31, 2025. The Company will continue to monitor any developments and guidance related to the OBBBA.
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
A reconciliation of Adjusted Net Income (Loss) From Continuing Operations and the computation of Adjusted Diluted Earnings Per Share From Continuing Operations is as follows:

	Year Ended December 31,
(in millions, except share and per share amounts)	2025	2024	2023
Numerator:
Net Income (Loss) From Continuing Operations Attributable to Alight, Inc. (1)	$(3,076)	$(138)	$(300)
Conversion of noncontrolling interest	(2)	(2)	(17)
Intangible amortization	281	280	281
Share-based compensation	19	76	139
Transaction and integration expenses (2)	16	82	29
Restructuring	55	63	73
(Gain) Loss from change in fair value of financial instruments	(1)	(57)	10
(Gain) Loss from change in fair value of tax receivable agreement	(93)	34	118
Goodwill impairment and other (3)	3,128	8	1
Tax effect of adjustments (4)	(61)	(85)	(100)
Adjusted Net Income From Continuing Operations	$266	$261	$234

Denominator:
Weighted average shares outstanding - basic	527,567,685	539,861,208	489,461,259
Dilutive effect of the exchange of noncontrolling interest units	—	510,237	—
Dilutive effect of RSUs	—	—	—
Weighted average shares outstanding - diluted	527,567,685	540,371,445	489,461,259
Exchange of noncontrolling interest units(5)	506,234	518,412	44,569,341
Impact of unvested RSUs(6)	7,617,889	7,325,106	10,080,390
Adjusted shares of Class A Common Stock outstanding - diluted(7)(8)	535,691,808	548,214,963	544,110,990

Basic (Net Loss) Earnings Per Share From Continuing Operations	$(5.83)	$(0.25)	$(0.61)
Diluted (Net Loss) Earnings Per Share From Continuing Operations	$(5.83)	$(0.25)	$(0.61)
Adjusted Diluted Earnings Per Share From Continuing Operations	$0.50	$0.48	$0.43
(1)Excludes the impact of discontinued operations.
(2)Transaction and integration expenses primarily relate to acquisitions and divestiture activities.
(3)Goodwill impairment and other primarily includes $3,124 million non-cash goodwill impairment charges for the year ended December 31, 2025.
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
(8)Excludes approximately 0.7 million, 10.9 million, and 27.4 million performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance conditions as of December 31, 2025, 2024, and 2023, respectively.
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

	Year Ended December 31,
(in millions)	2025	2024	2023
Net Income (Loss) From Continuing Operations	$(3,078)	$(140)	$(317)
Interest expense	92	103	131
Income tax expense (benefit)	16	(8)	(20)
Depreciation	126	115	92
Intangible amortization	281	280	281
EBITDA From Continuing Operations	(2,563)	350	167
Share-based compensation	19	76	139
Transaction and integration expenses (1)	16	82	29
Restructuring	55	63	73
(Gain) Loss from change in fair value of financial instruments	(1)	(57)	10
(Gain) Loss from change in fair value of tax receivable agreement	(93)	34	118
Goodwill impairment and other (2)	3,128	8	1
Adjusted EBITDA From Continuing Operations (3)	$561	$556	$537
Revenue	$2,262	$2,332	$2,386
Adjusted EBITDA Margin From Continuing Operations (4)	24.8%	23.8%	22.5%
(1)Transaction and integration expenses primarily relate to acquisition and divestiture activities.
(2)Goodwill impairment and other primarily includes $3,124 non-cash goodwill impairment charges for the year ended December 31, 2025.
(3)Adjusted EBITDA excludes the impact of discontinued operations.
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
Employer Solutions Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Revenue

	Year Ended December 31,
($ in millions)	2025	2024	2023
Employer Solutions Revenue
Recurring	$2,108	$2,135	$2,141
Project	154	197	219
Total Employer Solutions Revenue	$2,262	$2,332	$2,360
Employer Solutions revenue was $2,262 million for the year ended December 31, 2025 as compared to $2,332 million for the prior year. The overall decrease of $70 million was primarily driven by decreases in net commercial activity and lower project revenue. We experienced annual revenue retention rates of 94% and 95% in 2025 and 2024, respectively.
Gross Profit to Adjusted Gross Profit Reconciliation for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year Ended December 31,
(in millions)	2025	2024	2023
Gross Profit	$765	$794	$810
Add: stock-based compensation	7	14	30
Add: depreciation and amortization	111	96	72
Adjusted Gross Profit	$883	$904	$912
Gross Profit Margin	33.8%	34.0%	33.9%
Adjusted Gross Profit Margin	39.0%	38.8%	38.2%
Employer Solutions gross profit was $765 million for the year ended December 31, 2025 compared to $794 million for the prior year. The decrease of $29 million was driven by lower revenues and an increase in compensation expense, partially offset by productivity savings. Employer Solutions adjusted gross profit decreased $21 million for the year ended December 31, 2025 to $883 million from $904 million in the prior year, primarily driven by lower revenues and an increase in compensation expense, partially offset by productivity savings.
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

	Year Ended December 31,
(in millions)	2025	2024	2023
Non-GAAP free cash flow reconciliation:
Cash provided by operating activities - continuing operations	$360	$193	$247
Capital expenditures	(110)	(121)	(140)
Non-GAAP free cash flow	$250	$72	$107
Net cash provided by operating activities was $360 million for the year ended December 31, 2025 as compared to $193 million for the year ended December 31, 2024. The increase in cash provided by operating activities was primarily due to lower separation costs incurred in conjunction with the sale and separation of the Divested Business and changes in our net working capital requirements.
Net cash provided by operating activities was $193 million for the year ended December 31, 2024 as compared to $247 million for the year ended December 31, 2023. The decrease in cash provided by operating activities was primarily due to increased expenses related to the sale of the Divested Business.

Free cash flow was $250 million for the year ended December 31, 2025 compared to $72 million from the prior period. The increase in free cash flow was primarily due to an increase in cash provided from operations and lower capital expenditures.
Free cash flow was $72 million for the year ended December 31, 2024 compared to $107 million from the prior period. The decrease in free cash flow was primarily due to a decrease in cash provided from operations, offset by lower capital expenditures.
LIQUIDITY AND CAPITAL RESOURCES
Executive Summary
Our primary sources of liquidity include our existing cash and cash equivalents, cash flows from operations and availability under our revolving credit facility. Our primary uses of liquidity are operating expenses, funding of our debt requirements and capital expenditures.
We currently anticipate that our available cash and cash equivalents, cash flows from operations and availability under our revolving credit facility will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, payments on our TRA and anticipated working capital requirements for at least the next twelve months and for the foreseeable future. We continuously evaluate our liquidity and capital resources, including our access to external capital, to ensure we can finance our future capital requirements.
Indebtedness
As of December 31, 2025, we had outstanding long-term debt in the form of term loans for an aggregate principal amount of $1,985 million, which mature in 2028.
In January 2025, we entered into Amendment No. 11 to our credit agreement, dated as of May 1, 2017 (as amended from time to time, the "Credit Agreement"), with a syndicate of lenders to establish a new class of Seventh Incremental Term Loans with an aggregate principal amount of $2,030 million and to reprice the outstanding Sixth Incremental Term Loans due August 31, 2028 by reducing the applicable rate from SOFR + 2.25% to SOFR + 1.75%.
In May 2025, we entered into Amendment No. 12 to the Credit Agreement, which increased the aggregate principal amount of the revolving credit facility to $330 million and extended the maturity date to May 31, 2030. As of December 31, 2025, there were no borrowings outstanding under our revolving credit facility.
Share Repurchases
Our board of directors has authorized a share repurchase program of our Class A common stock, which commenced in August 2022 and does not have an expiration date. On February 13, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of our Class A Common Stock. As of December 31, 2025, the total remaining amount authorized for repurchase was $216 million.
During the year ended December 31, 2025, we repurchased 13,881,417 shares of Class A Common Stock for an aggregate purchase price of $65 million under the share repurchase program.
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
Cash Dividends
In 2024, our Board of Directors approved a quarterly dividend program. The following table provides information with respect to quarterly dividends on common stock during the years ended December 31, 2025 and 2024.

Declaration Date	Dividends Per Share	Total Payment (in millions)	Record Date	Payable Date
November 12, 2024	$0.04	$21	December 2, 2024	December 16, 2024
February 13, 2025	$0.04	$21	March 3, 2025	March 17, 2025
April 30, 2025	$0.04	$22	June 2, 2025	June 16, 2025
July 23, 2025	$0.04	$22	September 2, 2025	September 15, 2025
November 5, 2025	$0.04	$21	December 1, 2025	December 15, 2025

On February 19, 2026, the Company announced it will replace its cash dividend on its Class A common stock, par value $0.0001 per share, with other capital allocation activities, including deleveraging the balance sheet and continuing our share repurchase program, subject to market and other conditions.
Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Consolidated Balance Sheets as of December 31, 2025 and 2024, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.
The following table provides a summary of cash flows from continuing operating, investing, and financing activities for the periods presented.

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash provided by operating activities - continuing operations	$360	$193	$247
Cash provided by (used in) investing activities - continuing operations	(123)	847	(139)
Cash used for financing activities - continuing operations	(298)	(1,096)	(144)
Operating Activities
Net cash provided by operating activities was $360 million for the year ended December 31, 2025 compared to $193 million for the year ended December 31, 2024. The increase in cash provided by operating activities was primarily due to decreased expenses related to the sale of the Payroll and Professional Services business and changes in net working capital requirements.
Investing Activities
Cash used in investing activities was $123 million for the year ended December 31, 2025 compared to cash provided by investing activities of $847 million for the prior year. The decrease in cash provided by investing activities was primarily driven by net proceeds from the sale of the Divested Business, partially offset by a decrease in capital expenditures.
Financing Activities
Cash used in financing activities for the year ended December 31, 2025 was $298 million as compared to cash used in financing activities of $1,096 million in the prior year. The primary drivers of cash used for financing activities were $100 million of TRA payments, $86 million of dividend payments, $65 million of share repurchases, $22 million of finance lease payments, $20 million of debt repayments, and $12 million of shares/units withheld in lieu of taxes, partially offset by a $9 million net increase in fiduciary liabilities. The increase in fiduciary cash was primarily due to timing of client funding and subsequent disbursement of payments.
Cash, Cash Equivalents and Fiduciary Assets
At December 31, 2025, our continuing operations cash and cash equivalents were $273 million, a decrease of $70 million from December 31, 2024. Of the total balances of cash and cash equivalents as of December 31, 2025 and 2024, none of the balances were restricted as to use.
Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our continuing operations Fiduciary assets included cash of $248 million and $239 million at December 31, 2025 and 2024, respectively.
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
Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. For the year ended December 31, 2025, we paid $100 million related to the TRA. As of December 31, 2025, we expect to make payments of approximately $156 million in 2026, subject to finalization through the procedures set forth in the TRA, and less than $1 million in 2027. During the first quarter of 2026, the Company received an Objection Notice from the TRA Party Representative with respect to certain methodology used to prepare a portion of the Tax Benefit Schedule that calculates our 2026 Tax Benefit Payments to the TRA Parties (all capitalized terms as defined in the TRA). The Company disagrees with the TRA Party Representative’s assertions and is in discussions to resolve this matter. If a resolution is not reached timely, the parties will proceed through the dispute mechanisms as set forth in the TRA agreement. The Company intends to vigorously contest the TRA Representative's assertions in the Objection Notice. If the TRA Representative nonetheless prevails in its position or the Company resolves the dispute consensually, the Company currently estimates that a resolution could increase the 2026 Tax Benefit Payments by up to $20 million above the Company's current estimate of $156 million. The Objection Notice does not address the Company's current 2027 Tax Benefit Payments estimate.
Contractual Obligations and Commitments
For the year ended December 31, 2025, the Company had various obligations and commitments outstanding including debt of $2,005 million, operating leases of $67 million, finance leases of $47 million and purchase obligations of $242 million. Over the twelve months ending December 31, 2026, we expect to pay $20 million, $17 million, $16 million and $83 million for our debt, operating leases, finance leases and purchase obligations, respectively. For further information of each these obligations, refer to the Consolidated Financial Statements within Item 8 of this Annual Report, Note 8, “Debt”, Note 19, “Lease Obligations” and Note 20, “Commitments and Contingencies” within the Consolidated Financial Statements within Item 8 of this Annual Report.
During 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company, through 2029. As of December 31, 2025, the non-cancellable services obligation totaled $247 million, with $123 million expected to be paid over the twelve months ending December 31, 2026. We may terminate certain elements of the arrangement with Wipro with cause or for our convenience with no penalty prior to August 31, 2029. If an unconsumed portion of the obligation remains after August 31, 2029, then the Company shall satisfy the obligation by paying Wipro the remaining unconsumed portion by September 30, 2029.
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
The Company capitalizes incremental costs to obtain and fulfill contracts with a customer that are expected to be recovered. Assets recognized for the costs to fulfill a contract are amortized on a systematic basis over the expected life of the underlying customer relationships. For further discussion, see Note 3, “Revenue from Contracts with Customers” within the Consolidated Financial Statements within Item 8 of this Annual Report.
Tax Receivable Agreement
The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock of Alight, Inc. Liabilities resulting from these exchanges are recorded on a gross undiscounted basis and are not remeasured at fair value. During the year ended December 31, 2025, an immaterial TRA liability was established as a result of these exchanges. Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.
While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. The $664 million TRA liability balance at December 31, 2025 assumes: (i) a blended U.S. federal, state and local income tax rate of 26.5%; (ii) the latest estimates in taxable income inclusive of the OBBBA which was enacted into law in the U.S. in July 2025; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 7.4%, which was determined based on benchmark rates of a similar duration. A hypothetical increase of 75 bps in the discount rate assumption used for fiscal year 2025 would result in a decrease of approximately $21 million in our TRA liability, while a hypothetical decrease of 75 bps in the discount rate assumption used for fiscal year 2025 would result in an increase of approximately $23 million in our TRA liability. The calculations used to derive such payments are subject to review by the TRA Parties.
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
During the second quarter of 2025, we concluded that there were interim indicators of impairment in the Health Solutions reporting unit and recorded a non-cash goodwill impairment charge of $983 million, which was included in the accompanying Consolidated Statements of Comprehensive Income (Loss) within the Consolidated Financial Statements within Item 8 of this Annual Report for the year ended December 31, 2025. During the third quarter of 2025, we evaluated for interim indicators of impairment and concluded the sustained decline in our stock price coupled with a reduction in future expected financial performance were indicators of impairment. The reduction of future expected financial performance was driven by lower Net Commercial Activity (which reflects items such as client wins and losses), including lower than expected bookings and larger than anticipated losses from contract renewals which is expected to impact revenue growth. We define client wins as sales to new clients and sales of new solutions to existing clients. We define client losses as instances where clients do not renew or terminate their arrangements in relation to individual solutions or all of the solutions that we provide. A discount rate of 11.25% and a long-term growth rate of 3.5% were utilized for our Health Solutions and Wealth Solutions reporting units in the determination of fair value. Other significant assumptions utilized included the Company’s projections of expected future revenues and EBITDA margin, which is defined as earnings before interest, taxes, depreciation and intangible amortization as a percentage of revenue. As a result, the Company recorded non-cash goodwill impairment charges of $1,293 million in the Health Solutions reporting unit and $45 million in the Wealth Solutions reporting unit, which were also included in the accompanying Consolidated Statements of

Comprehensive Income (Loss) within the Consolidated Financial Statements within Item 8 of this Annual Report for the year ended December 31, 2025.
On October 1, 2025, the Company performed its annual goodwill impairment assessment in accordance with ASC 350. We evaluated the potential for goodwill impairment by considering macroeconomic conditions, industry and market conditions, cost factors, both current and future expected financial performance, and relevant entity-specific events for each of the reporting units. We also considered our overall market performance discretely as well as in relation to our peers. Given the third quarter test was performed as of September 30, 2025, we determined that the fair value of each reporting unit equaled the carrying value as of October 1, 2025.
Subsequent to our October 1, 2025 annual impairment test, we evaluated the macroeconomic, industry and market conditions to determine whether there had been any significant changes. The Company concluded that the sustained decline in our stock price coupled with an incremental reduction in future expected financial performance were indicators of impairment that did not exist as of October 1, 2025. As part of this process, the Company identified a goodwill impairment in its Health Solutions reporting unit and recorded an $803 million non-cash goodwill impairment charge, which is included in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2025. We utilized a discount rate of 11.75% and a long-term growth rate of 3.5% for our Health Solutions and Wealth Solutions reporting units in the determination of fair value. The Company's Wealth Solutions reporting unit estimated fair value exceeded its carrying value by 16.6%, or approximately $77 million. A hypothetical 25-basis point increase in the discount rate or a hypothetical 50-basis point decrease in the long-term growth rate would still provide the Company with an excess fair value over its carrying value of 14.5%, or approximately $67 million, in the Company's Wealth Solutions reporting unit. At December 31, 2025, our Health Solutions reporting unit had no goodwill and our Wealth Solutions reporting unit had $83 million of goodwill.
Long-Lived Asset Impairment
The Company reviews its long-lived assets, including finite-lived intangible assets, for recoverability whenever indicators of impairment exist. The Company's long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of the other assets and liabilities. In determining whether an impairment of long-lived assets has occurred, the Company considers both qualitative and quantitative factors. The quantitative analysis involves estimating the undiscounted future cash flows directly related to that asset group and comparing the resulting value against the carrying value of the asset group. If the carrying value of the asset group is greater than the sum of the undiscounted future cash flows, an impairment loss is recognized for the difference between the carrying value of the asset group and its estimated fair value.
We did not record impairment charges for any of our long-lived assets or finite-lived intangibles during the year ended December 31, 2025.
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
A discussion of our accounting policies for hedging activities is outlined in Note 2, “Significant Accounting Policies” within the Consolidated Financial Statements within Item 8 of this Annual Report.
Interest Rate Risk
Our operating results are subject to risk from interest rate fluctuations on our borrowings, which carry variable interest rates. Our term loans and revolving credit facility borrowings bear interest at a variable rate, so we are exposed to market risks relating to changes in interest rates. Although we use derivative financial instruments to some extent to manage a portion of our exposure to interest rate risks, we do not attempt to manage our entire expected exposure. These instruments expose us to credit risk in the event that our counterparties default on their obligations. More information regarding the terms and market value of our derivative instruments can be found in Note 13, "Derivative Financial Instruments" and in Note 16, "Fair Value Measurement" within the Consolidated Financial Statements within Item 8 of this Annual Report.
Our term loan agreements include an interest rate floor of 50 basis points (“bps”) plus a margin. We also utilized interest rate swap agreements (designated as cash flow hedges) to fix portions of the floating interest rates through December 2026. A hypothetical increase of 25 bps in our term loans, net of hedging activity, would have resulted in a change to annual interest expense of approximately $1 million in fiscal year 2025. For more information regarding our term loans and their applicable variable rates, see Note 8, "Debt" within the Consolidated Financial Statements within Item 8 of this Annual Report.

Item 8. Financial Statements and Supplementary Data.
Alight, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Alight, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alight, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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

Goodwill Impairment Assessment

Description of the Matter
At December 31, 2025, the Company’s Health Solutions and Wealth Solutions reporting units had $0 and $83 million of goodwill, respectively, as disclosed in Note 6 to the consolidated financial statements. Goodwill is tested for impairment at the reporting unit level at least annually or when impairment indicators are present. During the year ended December 31, 2025, the Company recognized aggregate impairment charges of $3,079 million related to the Health Solutions reporting unit, and an impairment charge of $45 million related to the Wealth Solutions reporting unit.

Auditing management’s goodwill impairment assessment was complex and highly judgmental due to the significant estimation required in determining the fair value of the Company’s reporting units. The more subjective assumptions used in the analysis for the Health Solutions and Wealth Solutions reporting units were projections of future revenue growth and earnings before interest, taxes, depreciation and intangible amortization margin, and the discount rate. The more subjective assumptions are all affected by expectations about future market or economic conditions.

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

Measurement of the Tax Receivable Agreement Liability

Description of the Matter
As discussed in Note 15 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain owners of Alight Holdings prior to the Business Combination, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. At December 31, 2025, the Company’s liability due under the TRA (“TRA liability”) that is measured at fair value on a recurring basis was $435 million.

Auditing management’s accounting for the TRA liability that is measured at fair value on a recurring basis is especially challenging and judgmental due to the complex model used to calculate the TRA liability. Also, the liability recorded is based on several inputs, including estimating the timing of the utilization of the tax attributes and the discount rate applied to the TRA payments. Significant changes in the timing of the utilization of the tax attributes and the discount rate could have a material effect on the Company’s results of operations.

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

Our audit procedures included, among others, testing the measurement of the TRA liability measured at fair value by evaluating whether the calculation of the TRA liability was in accordance with the terms set out in the TRA, recalculating the TRA liability and reviewing the significant inputs discussed above. With the assistance of our valuation specialists, we evaluated the reasonableness of the discount rate by testing the third-party inputs and the valuation methodology employed.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Chicago, Illinois
February 24, 2026

Alight, Inc.
Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$273	$343
Receivables, net	387	471
Other current assets	234	214
Fiduciary assets	248	239
Total Current Assets	1,142	1,267
Goodwill	83	3,212
Intangible assets, net	2,573	2,855
Fixed assets, net	378	396
Deferred tax assets, net	15	41
Other assets	377	422
Total Assets	$4,568	$8,193

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$253	$355
Current portion of long-term debt, net	20	25
Other current liabilities	353	273
Fiduciary liabilities	248	239
Total Current Liabilities	874	892
Deferred tax liabilities	14	22
Long-term debt, net	1,985	2,000
Long-term tax receivable agreement	508	757
Financial instruments	—	51
Other liabilities	141	158
Total Liabilities	$3,522	$3,880
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 1,000.0 shares authorized; 566.5 and 560.5 shares issued, and 523.9 and 531.7 shares outstanding as of December 31, 2025 and 2024, respectively	—	—
Class B Common Stock: $0.0001 par value, 20.0 shares authorized; 9.9 and 10.0 issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class V Common Stock: $0.0001 par value, 175.0 shares authorized; 0.5 and 0.5 issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class Z Common Stock: $0.0001 par value, 12.9 shares authorized; none issued and outstanding	—	—
Treasury stock, at cost (42.6 and 28.8 shares at December 31, 2025 and 2024, respectively)	(284)	(219)
Additional paid-in-capital	5,065	5,141
Accumulated deficit	(3,757)	(660)
Accumulated other comprehensive income	20	47
Total Alight, Inc. Stockholders' Equity	$1,044	$4,309
Noncontrolling interest	2	4
Total Stockholders' Equity	$1,046	$4,313
Total Liabilities and Stockholders' Equity	$4,568	$8,193
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Revenue	$2,262	$2,332	$2,386
Cost of services, exclusive of depreciation and amortization	1,386	1,442	1,504
Depreciation and amortization	111	96	72
Gross Profit	765	794	810

Operating Expenses
Selling, general and administrative	435	585	590
Depreciation and intangible amortization	296	299	301
Goodwill impairment	3,124	—	—
Total Operating expenses	3,855	884	891
Operating Income (Loss) From Continuing Operations	(3,090)	(90)	(81)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	(1)	(57)	10
(Gain) Loss from change in fair value of tax receivable agreement	(93)	34	118
Interest expense	92	103	131
Other (income) expense, net	(26)	(22)	(3)
Total Other (income) expense, net	(28)	58	256
Income (Loss) From Continuing Operations Before Taxes	(3,062)	(148)	(337)
Income tax expense (benefit)	16	(8)	(20)
Net Income (Loss) From Continuing Operations	(3,078)	(140)	(317)
Net Income (Loss) From Discontinued Operations, Net of Tax	(21)	(19)	(45)
Net Income (Loss)	(3,099)	(159)	(362)
Net income (loss) attributable to noncontrolling interests	(2)	(2)	(17)
Net Income (Loss) Attributable to Alight, Inc.	$(3,097)	$(157)	$(345)

Earnings (Loss) Per Share
Basic and Diluted
Continuing operations	$(5.83)	$(0.25)	$(0.61)
Discontinued operations	$(0.04)	$(0.04)	$(0.09)
Net Income (Loss)	$(5.87)	$(0.29)	$(0.70)

Net Income (Loss)	$(3,099)	$(159)	$(362)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(27)	(35)	(42)
Foreign currency translation adjustments	—	7	9
Total Other comprehensive income (loss), net of tax:	(27)	(28)	(33)
Comprehensive Income (Loss) Before Noncontrolling Interests	(3,126)	(187)	(395)
Comprehensive income (loss) attributable to noncontrolling interests	(2)	(6)	(26)
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(3,124)	$(181)	$(369)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.
Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2022	$—	$(12)	$4,514	$(158)	$95	$4,439	$650	$5,089
Net income (loss)	—	—	—	(345)	—	(345)	(17)	(362)
Other comprehensive income (loss), net	—	—	—	—	(24)	(24)	(9)	(33)
Common Stock issued under ESPP	—	—	10	—	—	10	—	10
Conversion of non-controlling interest	—	—	278	—	—	278	(344)	(66)
Share-based compensation expense	—	—	160	—	—	160	—	160
Shares withheld in lieu of taxes	—	—	(16)	—	—	(16)	—	(16)
Share repurchases	—	(40)	—	—	—	(40)	—	(40)
Balance at December 31, 2023	$—	$(52)	$4,946	$(503)	$71	$4,462	$280	$4,742
Net income (loss)	—	—	—	(157)	—	(157)	(2)	(159)
Other comprehensive income (loss), net	—	—	—	—	(24)	(24)	(4)	(28)
Common Stock issued under ESPP	—	—	10	—	—	10	—	10
Conversion of noncontrolling interest	—	—	190	—	—	190	(269)	(79)
Share-based compensation expense	—	—	73	—	—	73	—	73
Shares withheld in lieu of taxes	—	—	(59)	—	—	(59)	—	(59)
Share repurchases	—	(167)	—	—	—	(167)	—	(167)
Dividends	—	—	(21)	—	—	(21)	—	(21)
Other	—	—	2	—	—	2	(1)	1
Balance at December 31, 2024	$—	$(219)	$5,141	$(660)	$47	$4,309	$4	$4,313
Net income (loss)	—	—	—	(3,097)	—	(3,097)	(2)	(3,099)
Other comprehensive income (loss), net	—	—	—	—	(27)	(27)	—	(27)
Common stock issued under ESPP	—	—	6	—	—	6	—	6
Conversion of noncontrolling interest	—	—	1	—	—	1	—	1
Share-based compensation expense	—	—	18	—	—	18	—	18
Shares withheld in lieu of taxes	—	—	(12)	—	—	(12)	—	(12)
Share repurchases	—	(65)	—	—	—	(65)	—	(65)
Dividends	—	—	(86)	—	—	(86)	—	(86)
Other	—	—	(3)	—	—	(3)	—	(3)
Balance at December 31, 2025	$—	$(284)	$5,065	$(3,757)	$20	$1,044	$2	$1,046
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Alight, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2025	2024	2023
Operating activities:
Net Income (Loss) From Continuing Operations	$(3,078)	$(140)	$(317)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	126	115	92
Intangible asset amortization	281	280	281
Noncash lease expense	7	11	13
Financing fee and premium amortization	2	—	(2)
Share-based compensation expense	19	76	139
(Gain) loss from change in fair value of financial instruments	(1)	(57)	10
(Gain) loss from change in fair value of tax receivable agreement	(93)	34	118
Release of unrecognized tax provision	—	(1)	(1)
Deferred tax expense (benefit)	8	(19)	(9)
Goodwill impairment	3,124	—	—
Other	15	(1)	2
Changes in operating assets and liabilities:
Accounts receivable	84	(37)	(20)
Accounts payable and accrued liabilities	(90)	31	(61)
Other assets and liabilities	(44)	(99)	2
Cash provided by operating activities - continuing operations	360	193	247
Cash provided by operating activities - discontinued operations	—	59	139
Net cash provided by operating activities	$360	$252	$386
Investing activities:
Net proceeds from sale of business	(13)	968	—
Acquisition of businesses, net of cash acquired	—	—	1
Capital expenditures	(110)	(121)	(140)
Cash provided by (used in) investing activities - continuing operations	(123)	847	(139)
Cash used in investing activities - discontinued operations	—	(11)	(20)
Net cash provided by (used in) investing activities	$(123)	$836	$(159)
Financing activities:
Dividend payments	(86)	(21)	—
Net increase (decrease) in fiduciary liabilities	9	5	(21)
Repayments to banks	(20)	(765)	(25)
Principal payments on finance lease obligations	(22)	(27)	(25)
Payments on tax receivable agreements	(100)	(62)	(7)
Tax payment for shares/units withheld in lieu of taxes	(12)	(59)	(16)
Deferred and contingent consideration payments	—	—	(9)
Repurchase of shares	(65)	(167)	(40)
Other financing activities	(2)	—	(1)
Cash used for financing activities - continuing operations	(298)	(1,096)	(144)
Cash provided by (used in) financing activities - discontinued operations	—	22	(87)
Net Cash provided by (used in) financing activities	$(298)	$(1,074)	$(231)
Effect of exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	—	1	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash - discontinued operations	—	(3)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	(61)	12	—
Cash, cash equivalents and restricted cash balances from:
Continuing operations - beginning of year	$582	$558	$482
Discontinued operations - beginning of year	—	1,201	1,277
Less discontinued operations - end of period	—	—	1,201
Less fiduciary cash transferred with sale of business	—	1,189	—
Continuing operations - end of period	$521	$582	$558
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$273	$343	$324
Restricted cash included in fiduciary assets	248	239	234
Total cash, cash equivalents and restricted cash	$521	$582	$558

Supplemental disclosures:
Interest paid	$94	$108	$128
Income taxes paid	36	50	46

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset additions acquired through finance leases	$8	$62	$12
Right of use asset additions acquired through operating leases	9	8	3
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
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of December 31, 2025, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of December 31, 2025.
On July 12, 2024, the Company, completed the previously announced sale (the “Transaction”) of Alight’s Payroll & HCM Outsourcing business (the "Divestiture" or "Divested Business") within the Employer Solutions segment. As a result of this agreement, the results of the Company’s Payroll and Professional Services businesses are reported separately as discontinued operations, net of tax, in our consolidated financial statements for all periods presented as of December 31, 2025. While the Closing Date was July 12, 2024, we determined the impact of eleven days was immaterial to the Company's results of operations. As such, we utilized July 1, 2024 as the date of the sale for accounting purposes.
Nature of Business
We are a technology-enabled services company delivering human capital management solutions to many of the world's largest and most complex organizations. This includes the implementation and administration of employee benefits (e.g., health, wealth and leaves) solutions. Alight’s numerous solutions and services are utilized year-round by employees and their family members in support of their overall health, wealth and wellbeing goals. Participants can access their solutions digitally, including through a mobile application on Alight Worklife®, our intuitive, cloud-based employee engagement platform. Through Alight Worklife, the Company believes it is defining the future of employee benefits by providing an enterprise-level, integrated offering designed to drive better outcomes for organizations and individuals.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash balances. At December 31, 2025 and 2024, Cash and cash equivalents totaled $273 million and $343 million, respectively, and none of the balances were restricted as to its use.
Fiduciary Assets and Liabilities
Some of the Company’s agreements require it to hold funds to pay certain obligations on behalf of its clients. Funds held on behalf of clients are segregated from Company funds, and their use is restricted to the payment of obligations on behalf of clients. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. These funds are recorded as Fiduciary assets with the related obligation recorded as Fiduciary liabilities in the Consolidated Balance Sheets. Our Fiduciary assets consisted of cash of $248 million and $239 million at December 31, 2025 and 2024, respectively.
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
Allowance for Expected Credit Losses
The Company’s allowance for expected credit losses with respect to trade receivables and contract assets is based on a combination of factors, including evaluation of historical write-offs, current conditions and reasonable economic forecasts that affect collectability and other qualitative and quantitative analysis. Receivables, net included an allowance for expected credit losses of $6 million and $9 million at December 31, 2025 and 2024, respectively.
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
Foreign Currency
Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. The operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current exchange rates in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in net foreign currency translation adjustments within the Consolidated Statements of Stockholders’ Equity. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other (income) expense, net within the Consolidated Statements of Comprehensive Income (Loss). The impact of the foreign exchange gains and losses for the years ended December 31, 2025, 2024, and 2023 was a loss of $1 million, a loss of $1 million, and a loss of $2 million, respectively.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted this standard prospectively during the year ended December 31, 2025. See Note 7, “Income Taxes” for additional information.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326), which provides all entities with a practical expedient in developing a reasonable and supportable forecast as part of estimating current expected credit losses assuming that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Upon adoption, the guidance should be adopted prospectively. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Accounting for and Disclosure of Software Costs, which improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. Moving forward, the amendments will require an entity to capitalize software costs when a set of two criteria are met. This guidance will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively, using a modified transition approach, or retrospectively. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which aims to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, entities can apply the amendments either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.
3. Revenue from Contracts with Customers
The majority of the Company’s revenue is highly recurring and is derived from contracts with customers to provide integrated, health, wealth, and leave administrative solutions that empower clients and their employees to manage their health, wealth and HR needs. The Company’s revenues are disaggregated by recurring and project revenues within each reportable segment. Recurring revenues are typically longer term in nature and more predictable on an annual basis, while project revenues consist of project work of a shorter duration and are therefore less predictable on an annual basis. See Note 12, “Segment Reporting” for quantitative disclosures of recurring and project revenues by reportable segment. The Company’s reportable segment is Employer Solutions. Employer Solutions is driven by our digital, software and AI-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health and employee wellbeing. The Company believes the revenue categories within Employer Solutions depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.
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
The majority of the fees for enrollment services not bundled with ongoing administration services may be in the form of commissions received from insurance carriers for policy placement and are variable in nature. These annual enrollment services include employer-sponsored arrangements that place both retiree Medicare coverage and voluntary benefits. Our performance obligations under these annual enrollment services are typically completed over a short period upon which a respective policy is placed or confirmed with no ongoing fulfillment obligations. For the employer-sponsored arrangements, we recognize the majority of the placement revenue in the fourth quarter of the calendar year, which is when most of the placement or renewal activity occurs. However, the Company may continue to receive commissions from carriers until the respective policy lapses or is canceled. The Company bases the estimates of total transaction price on supportable evidence from an analysis of past transactions, and only includes amounts that are probable of being received or not refunded. For the employer-sponsored arrangements, the estimated total transaction price may differ from the ultimate amount of commissions we may collect. Consequently, the estimate of total transaction price is adjusted over time as the Company receives confirmation of cash received, or as other information becomes available.
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
Contract Costs
Costs to obtain a Contract
The Company capitalizes incremental costs to obtain a contract with a customer that are expected to be recovered. Assets recognized for the costs to obtain a contract, which primarily includes sales commissions paid in relation to the initial contract, are amortized over the expected life of the underlying customer relationships, which is 15 years for most of our solutions and 7 years for our leaves solutions. For situations where the duration of the contract is 1 year or less, the Company has applied a practical expedient and recognized the costs of obtaining a contract as an expense when incurred. These costs are recorded in Cost of services, exclusive of depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss).
Costs to fulfill a Contract
The Company capitalizes costs to fulfill contracts which includes highly customized implementation efforts to set up clients and their human resource or benefit programs. Assets recognized for the costs to fulfill a contract are amortized on a systematic basis over the expected life of the underlying customer relationships, which is 7 years for our leaves solutions and 15 years for all of our other solutions. Amortization for all contracts costs is recorded in Cost of services, exclusive of depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss), see Note 5, “Other Financial Data”.
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
In conjunction with the Divestiture, the Company entered into a Transition Services Agreement (the "TSA") with the Buyer. The TSA outlines the terms under which the Company would provide certain reimbursable post-closing services to support the business on a transitional basis for an initial period of up to 18 months, with the option to extend for an additional six months. The majority of services associated with the TSA have ended, with only a small portion extended for an additional six months. As part of the TSA agreement, $15 million of the Closing Cash Consideration payable at closing was accounted for as a prepayment to the Company for services provided under the TSA.
TSA services income was $26 million and $19 million for the years ended December 31, 2025 and 2024, respectively, which was recognized in Other (income) expense, net, with the corresponding expenses recorded in Cost of services and Selling, general and administrative expense in the Consolidated Statement of Comprehensive Income (Loss).
Pass-through costs of approximately $35 million and $42 million for the years ended December 31, 2025 and 2024, respectively, were incurred under the TSA, which were netted against the equal and offsetting reimbursement amounts due from the Divested Business.
Revenue earned from customer care commercial services provided to the Divested Business was $44 million and $23 million for the years ended December 31, 2025 and 2024, respectively.
A loss on sale of the Divested Business of $9 million and $10 million, net of tax, for the years ended December 31, 2025 and 2024, respectively, was recorded upon customary post-closing selling price adjustments of the sale and reflects the impact of net proceeds received less cost to sell relative to the carrying value of the Divested Business net assets.
The following table presents the results as reported in Income (Loss) from Discontinued Operations, Net of Tax, within our Consolidated Statements of Comprehensive Income (Loss) (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue	$42	$577	$1,024
Cost of services, exclusive of depreciation and amortization	42	425	684
Depreciation and amortization	—	3	10
Gross Profit	—	149	330

Operating Expenses
Selling, general and administrative	—	89	164
Depreciation and intangible amortization	—	8	38
Goodwill Impairment	—	—	148
Total Operating Expenses	—	97	350
Income (loss) from Discontinued Operations	—	52	(20)
Other (income) expense, net	—	2	9
Income (Loss) from Discontinued Operations Before Income Taxes	—	50	(29)
(Gain) Loss on sale of disposition, net of tax	9	10	—
Income tax expense (benefit)	12	59	16
Net Income (Loss) from Discontinued Operations, Net of Tax	$(21)	$(19)	$(45)
During the year ended December 31, 2023, in connection with a strategic portfolio review, we identified and recorded a $148 million non-cash goodwill impairment charge related to our former Cloud Services reporting unit which was subsequently sold as part of the Divested Business. As such, the Company reported the $148 million charge as discontinued operations.

The Company concluded that it controlled a portion of the Divested Business services subsequent to separation as a result of certain shared contractual relationships that had not been legally assigned as of December 31, 2025. As such, the Company determined it was the principal for these services and, therefore, the Company recorded $42 million and $71 million for the years ended December 31, 2025 and 2024, respectively, of Revenue and Cost of services on a gross basis within discontinued operations in the accompanying Consolidated Statements of Comprehensive Income (Loss).
The Company recorded additional tax expense of $12 million and $41 million for the years ended December 31, 2025 and 2024, respectively. This additional income tax is due to application of the dual consolidated loss rules as a result of the filing of the federal tax return, as well as the Company’s recording of the tax provision for the Divested business during the prior period. The application of the dual consolidated loss rule was impacted by the sale of the Divested Business, which disallowed foreign losses previously elected.

The expense amounts reflected above represent only the direct costs attributable to the Divested Business and excludes allocations of corporate costs retained following the sale.

5. Other Financial Data
Consolidated Balance Sheets Information
Receivables, net
The components of Receivables, net are as follows (in millions):

	December 31, 2025	December 31, 2024
Billed and unbilled receivables	$393	$480
Allowance for expected credit losses	(6)	(9)
Balance at end of period	$387	$471
Other current assets
The components of Other current assets are as follows (in millions):

	December 31, 2025	December 31, 2024
Deferred project costs	$30	$23
Prepaid expenses	55	56
Commissions receivable	90	89
Other	59	46
Total	$234	$214
Other assets
The components of Other assets are as follows (in millions):

	December 31, 2025	December 31, 2024
Deferred project costs	$276	$263
Operating lease right of use asset	36	42
Commissions receivable	7	15
Other	58	102
Total	$377	$422
The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3, “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs were $30 million, $24 million and $24 million for the years ended December 31, 2025, 2024, and 2023 respectively, and were recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Consolidated Statements of Comprehensive Income (Loss).
Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The interest rate swap balances in Other current assets as of December 31, 2025 and 2024 were $5 million and

$23 million, respectively. As of December 31, 2025, there was no interest rate swap balances in Other assets. As of December 31, 2024 the interest rate swap balance included in Other assets was $8 million (see Note 13, “Derivative Financial Instruments” for additional information). As of December 31, 2025 and 2024, the balances in Other assets included $42 million and $37 million, respectively, related to the Seller Note. As of December 31, 2025, there was no balance included in Other assets related to the Additional Seller Note. As of December 31, 2024, the balance in Other assets also included the fair value of the Additional Seller Note of $50 million (see Note 4, "Discontinued Operations" and Note 14, "Financial Instruments" for additional information).
See Note 19, "Lease Obligations" for further information regarding the Operating lease right of use assets recorded as of December 31, 2025 and 2024.
Fixed assets, net
The components of Fixed assets, net are as follows (in millions):

	December 31, 2025	December 31, 2024
Capitalized software	$520	$427
Leasehold improvements	43	45
Computer equipment	112	172
Furniture, fixtures and equipment	9	9
Construction in progress	45	41
Total Fixed assets, gross	$729	$694
Less: Accumulated depreciation	351	298
Fixed assets, net	$378	$396
Included in Computer equipment are assets under finance leases. The balances as of December 31, 2025 and 2024, net of accumulated depreciation related to these assets, were $49 million and $62 million, respectively.
Other current liabilities
The components of Other current liabilities are as follows (in millions):

	December 31, 2025	December 31, 2024
Deferred revenue	$112	$91
Operating lease liabilities	18	17
Finance lease liabilities	20	19
Current portion of tax receivable agreement liability	156	100
Other	47	46
Total	$353	$273
Other liabilities
The components of Other liabilities are as follows (in millions):

	December 31, 2025	December 31, 2024
Deferred revenue	$36	$40
Operating lease liabilities	49	56
Finance lease liabilities	27	39
Other	29	23
Total	$141	$158
The current and non-current portions of deferred revenue relate to consideration received in advance of performance under client contracts. During the years ended December 31, 2025, 2024, and 2023, revenue of approximately $92 million, $97 million and $95 million, respectively, was recognized that was recorded as deferred revenue at the beginning of each period.

As of December 31, 2025 and 2024, the current and non-current portions of operating lease liabilities represent the Company's obligation to make lease payments arising from a lease (see Note 19, "Lease Obligations" for further information). Operating leases for the Company's office facilities expire at various dates through 2031.
Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. The interest rate swap balances in Other current liabilities as of December 31, 2025 were $1 million, and there were no interest rate swaps recorded in Other current liabilities as of December 31, 2024. There were no interest rate swaps recorded in Other liabilities as of December 31, 2025 and December 31, 2024, respectively (see Note 13, “Derivative Financial Instruments” for additional information).
6. Goodwill and Intangible assets, net
The changes in the net carrying amount of goodwill are as follows (in millions):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2024	$3,212	$—	$3,212
Impairment(1)	—	(3,124)	(3,124)
Other	(5)	—	(5)
Balance at December 31, 2025	$3,207	$(3,124)	$83
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
During the second quarter of 2025, we concluded that there were interim indicators of impairment in the Health Solutions reporting unit and recorded a non-cash goodwill impairment charge of $983 million, which was included in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2025. During the third quarter of 2025, we evaluated for interim indicators of impairment and concluded that the sustained decline in our stock price coupled with a reduction in future expected financial performance were indicators of impairment. The reduction of future expected financial performance was driven by lower Net Commercial Activity (which reflects items such as client wins and losses), including lower than expected bookings and larger than anticipated losses from contract renewals, which is expected to impact revenue growth. We define client wins as sales to new clients and sales of new solutions to existing clients. We define client losses as instances where clients do not renew or terminate their arrangements in relation to individual solutions or all of the solutions that we provide. A discount rate of 11.25% and a long-term growth rate of 3.5% were utilized for our Health Solutions and Wealth Solutions reporting units in the determination of fair value. Other significant assumptions utilized included the Company’s projections of expected future revenues and EBITDA margin, which is defined as earnings before interest, taxes, depreciation and intangible amortization as a percentage of revenue. As a result, during the third quarter of 2025, the Company recorded non-cash goodwill impairment charges of $1,293 million in the Health Solutions reporting unit and $45 million in the Wealth Solutions reporting unit, which were also included in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2025.
On October 1, 2025, the Company performed its annual goodwill impairment in accordance with ASC 350. We evaluated the potential for goodwill impairment by considering macroeconomic conditions, industry and market conditions, cost factors, both current and future expected financial performance, and relevant entity-specific events for each of the reporting units. We also considered our overall market performance discretely as well as in relation to our peers. Given the third quarter test was performed as of September 30, 2025, we determined that the fair value of each reporting unit equaled the carrying value as of October 1, 2025.
Subsequent to our October 1, 2025 annual impairment test, we evaluated the macroeconomic, industry and market conditions to determine whether there had been any significant changes. The Company concluded that the sustained decline in our stock price coupled with an incremental reduction in future expected financial performance were indicators of impairment that did not exist as of October 1, 2025. As part of this process, the Company identified a goodwill impairment in its Health Solutions reporting unit and recorded an $803 million non-cash goodwill impairment charge, which is included in the accompanying Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2025. We utilized a discount rate of 11.75% and a long-term growth rate of 3.5% for our Health Solutions and Wealth Solutions reporting units in the determination of fair value. The Company's Wealth Solutions reporting unit estimated fair value exceeded its carrying value by 16.6%, or approximately $77 million. A hypothetical 25-basis point increase in the discount rate or a hypothetical 50-basis point decrease in the long-term growth rate would still provide the Company with an excess fair value over its carrying value of 14.5%, or approximately $67 million, in the Company's Wealth Solutions reporting unit. At December 31, 2025, our Health Solutions reporting unit had no goodwill and our Wealth Solutions reporting unit had $83 million of goodwill.
Intangible assets by asset class are as follows (in millions):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Customer-related and contract based intangibles	$3,192	$957	$2,235	$3,192	$742	$2,450
Technology related intangibles	230	172	58	230	133	97
Trade name	408	128	280	408	100	308
Total	$3,830	$1,257	$2,573	$3,830	$975	$2,855
Amortization expense from finite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was $281 million, $280 million, and $281 million, respectively. Amortization expense from finite-lived intangible assets was recorded in Depreciation and intangible amortization in the Consolidated Statements of Comprehensive Income (Loss).
The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of December 31, 2025 and 2024 (in millions, except for years):

	December 31, 2025		December 31, 2024
	Net Carrying Amount	Weighted-Average Remaining Useful Lives	Net Carrying Amount	Weighted-Average Remaining Useful Lives
Intangible assets:
Customer-related and contract-based intangibles	$2,235	10.5	$2,450	11.5
Technology-related intangibles	58	1.6	97	2.6
Trade name	280	10.5	308	11.4
Total	$2,573		$2,855
Subsequent to December 31, 2025, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related and Contract Based Intangibles	Technology Related Intangibles	Trade Name Intangibles	Total
2026	$214	$38	$27	$279
2027	214	19	27	260
2028	214	1	27	242
2029	214	—	27	241
2030	214	—	27	241
Thereafter	1,165	—	145	1,310
Total amortization expense	$2,235	$58	$280	$2,573

7. Income Taxes
Provision for Income Taxes
Income (Loss) from continuing operations before taxes consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Income (Loss) from continuing operations before taxes
U.S. (loss) income	$(3,095)	$(149)	$(314)
Non-U.S. (loss) income	33	1	(23)
Total	$(3,062)	$(148)	$(337)
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
The provision for income tax consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Income tax expense (benefit):
Current:
Federal	$6	$(4)	$(21)
State	1	5	9
Foreign	1	10	1
Total current tax expense (benefit)	$8	$11	$(11)
Deferred tax expense (benefit):
Federal	$8	$(9)	$(1)
State	11	(12)	(8)
Foreign	(11)	2	—
Total deferred tax expense (benefit)	$8	$(19)	$(9)
Total income tax expense (benefit)	$16	$(8)	$(20)

Effective Tax Rate Reconciliation
Below is a tabular reconciliation of the effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in millions):

	Year Ended
	December 31, 2025
	Amount	Percentage
Income (Loss) from continuing operations before taxes	$(3,062)
United States Statutory Tax Rate	$(643)	21%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	10	—%
Foreign Tax Effects	(15)	—%
Tax Credits	(9)	—%
Changes in Valuation Allowances	332	(11)%
Nontaxable or Nondeductible items
Goodwill impairment	361	(12)%
Other	(16)	1%
Other Adjustments	(4)	—%
Effective Tax Rate	$16	(1)%

(1) State and local income tax expense in Illinois, New York, New York City, New Jersey, and Minnesota made up the majority (greater than 50%) of the tax effect in this category.

Below is a reconciliation of the effective tax rate for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024		2023
	Amount	%	Amount	%
Income (Loss) from continuing operations before taxes	$(148)		$(337)
Provision for income taxes at the statutory rate	$(31)	21%	$(71)	21%
State income taxes, net of federal benefit	2	(1)%	(1)	—%
Jurisdictional rate differences	5	(3)%	(4)	1%
Changes in valuation allowances	26	(18)%	14	(4)%
Benefit of income not allocated to the Company	—	—%	3	(1)%
Income in separate U.S. tax consolidations	1	(1)%	1	—%
Adjustments based on filed tax returns	(2)	1%	—	—%
Non-deductible expenses	6	(4)%	45	(13)%
Tax credits	(17)	11%	(14)	4%
Change in uncertain tax positions	—	—%	—	—%
Other	2	(1)%	7	(2)%
Total income tax expense (benefit)	$(8)	5%	$(20)	6%
The Company’s effective tax rate for the years ended December 31, 2025, 2024, and 2023 were (1)%, 5% and 6%, respectively.
The Company’s income tax expense varies from the expense that would be expected based on statutory rates due principally to its organizational structure. The Company is taxed as a corporation and is subject to corporate federal, state, and local taxes on the income allocated to it from Alight Holdings, based upon the Company’s economic interest in Alight Holdings, and any stand-alone income or loss generated by the Company. Alight Holdings and certain subsidiaries combine to form a single entity taxable as a partnership for U.S. federal and most applicable state and local income tax purposes. As such, Alight Holdings is not subject to U.S. federal and certain state and local income taxes. The partners of Alight Holdings, including the Company, are liable for federal, state, and local income taxes based on their allocable share of Alight Holdings’ pass-through taxable income, which includes income of Alight Holdings’ subsidiaries that are treated as disregarded entities separate from Alight Holdings for income tax purposes. The effective tax rate for the year ended December 31, 2025 was lower than the 21% U.S. statutory corporate income tax rate primarily due to changes in valuation allowances, tax credits, non-deductible expenses, and certain non-recurring items, including non-deductible goodwill impairment.
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
Deferred Income Taxes
The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Interest expense carryforward	$132	$124
Other credits	79	65
Tax receivable agreement	118	132
Other accrued expenses	1	—
Seller Earnouts	—	5
Interest rate swap	3	—
Investment in partnership	67	—
Fixed assets	9	—
Capital loss carryforward	5	—
Intangible assets	16	3
Net operating losses	104	30
Other	3	3
Total	$537	$362
Valuation allowance on deferred tax assets	(495)	(86)
Total	$42	$276
Deferred tax liabilities:
Intangible assets	$(26)	$(29)
Investment in partnership	—	(207)
Interest rate swap	—	(5)
Other	(15)	(16)
Total	$(41)	$(257)
Net deferred tax (liability) asset	$1	$19
As of December 31, 2025 and 2024, the Company had U.S. and foreign net operating losses ("NOL") of $104 million and $30 million, respectively. The net operating loss carryforwards will begin to expire in 2033 with certain jurisdictions having indefinite carryforward terms. The company also generated and utilized foreign and research and development tax credits which have an expiration of 10 and 20 years respectively.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. In evaluating the Company's ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including the period of expiration, scheduled reversals of deferred tax liabilities, tax-planning strategies, and three years of cumulative operating income (loss). Management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income by jurisdiction to which the tax asset relates. The Company maintains valuation allowances with regard to the tax benefits on certain deferred tax assets, and periodically assesses the adequacy thereof. During the year ended December 31, 2025, the valuation allowance increased by $409 million compared to the prior year, including $9 million in non-U.S.

jurisdictions. During the year ended December 31, 2024, the valuation allowance increased by $26 million compared to the prior year, of which $23 million related to U.S. tax credits and $3 million related to NOLs in non-U.S. jurisdictions.
In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S. The OBBBA made several changes to business tax provisions including modifications to the Section 163j interest expense limitation and immediate expensing of domestic research and development expenditures. After considering impacts associated with the Company’s valuation allowance for the year ended December 31, 2025, the impact was immaterial for the year ended December 31, 2025. The Company will continue to monitor any developments and guidance related to the OBBBA.
Cash Paid for Income Taxes
The table below provides the updated requirements of ASU 2023-09 for cash paid for income taxes, net of refunds (in millions):

Year ended December 31, 2025
Cash paid for income taxes, net of refunds:
Federal	$12
State	18
Foreign	6
Total cash paid for income taxes, net of refunds	$36

In 2025, cash paid for income taxes in California, New York, and Pennsylvania was $6 million. Cash paid for income taxes in India and Puerto Rico was $5 million.
Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$—	$2	$1
Additions for tax positions of prior years	—	—	1
Lapse of statute of limitations	—	(2)	—
Ending Balance	$—	$—	$2
There were no material liabilities for uncertain tax positions as of December 31, 2025 and 2024.
The Company records interest and penalties related to uncertain tax positions in its provision for income taxes. There were no material accrued potential interest and penalties as of December 31, 2025 and 2024. The Company and its subsidiaries file income tax returns in their respective jurisdictions. Based on the jurisdictions the Company operates in, 2017 - 2021 remain open for examinations.

8. Debt
Debt outstanding consisted of the following (in millions):

	Maturity Date	December 31, 2025	December 31, 2024
Seventh Incremental Term Loans(1)	August 31, 2028	$2,005	$—
Sixth Incremental Term Loans(2)	August 31, 2028	—	2,025
$330 million Revolving Credit Facility, Amended	May 31, 2030	—	—
Total debt, net		2,005	2,025
Less: current portion of long-term debt, net		(20)	(25)
Total long-term debt, net		$1,985	$2,000
_______________________________________________________
(1)The net balance for the Seventh Incremental Term Loans included unamortized debt issuance costs at December 31, 2025 of approximately $5 million.
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
The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13, “Derivative Financial Instruments”).
During the years ended December 31, 2025 and 2024, the Company made total principal payments on the Incremental Term Loans of $20 million and $25 million, respectively.
Revolving Credit Facility
In August 2021, the Company entered into a $294 million revolving credit facility with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. In May 2025, the Company entered into Amendment No. 12 to the Credit Agreement, which increased the aggregate principal amount of its revolving credit facility to $330 million and extended the maturity date to May 31, 2030. At December 31, 2025, an immaterial amount of unused letters of credit related to insurance policies were issued under the revolving credit facility and there were no outstanding borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During the year ended December 31, 2025, the Company made payments related to these fees of $1 million. During the years ended December 31, 2024 and 2023, the Company made immaterial payments related to these fees.
Financing Fees, Premiums and Interest Expense
The Company capitalized financing fees and premiums related to the term loans and revolving credit facility. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.
Total interest expense related to the debt instruments for the years ended December 31, 2025, 2024, and 2023 was $127 million, $186 million, and $219 million, respectively. Interest expense is recorded in Interest expense in the

Consolidated Statements of Comprehensive Income (Loss) and, is net of interest rate swap derivative gains recognized and interest income.
Principal Payments
Aggregate remaining contractual principal payments as of December 31, 2025 are as follows (in millions):

2026	$20
2027	20
2028 and thereafter	1,970
Total payments	$2,010
9. Stockholders' Equity
Preferred Stock
As of December 31, 2025, 1,000,000 preferred shares, par value $0.0001 per share, were authorized and no preferred shares were issued and outstanding.
Class A Common Stock
As of December 31, 2025, 523,941,625 shares of Class A Common Stock were outstanding. On July 2, 2024, all remaining shares of unvested Class A Common Stock became fully vested. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends declared by the Company’s Board of Directors.
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
Class B-1
As of December 31, 2025, 4,955,297 shares of Class B-1 Common Stock were legally issued and outstanding. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
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
As of December 31, 2025, 2,544,702 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
Class B-2
As of December 31, 2025, 4,955,297 shares of Class B-2 Common Stock were legally issued and outstanding. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).
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
As of December 31, 2025, 2,544,702 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).
Class B-3
As of December 31, 2025, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There were no shares of Class B-3 Common Stock issued and outstanding as of December 31, 2025.
Class V Common Stock
As of December 31, 2025, 484,358 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unit holders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.
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
As of December 31, 2025, there were no outstanding shares of Class Z Common Stock, as all remaining shares of Class Z Common Stock were either forfeited or became fully vested on July 2, 2024 in accordance with their terms. The vested shares of Class Z Common Stock were converted into shares of either Class A, Class B-1 and B-2 Common Stock in connection with the ultimate forfeiture of the shares of unvested Class A, Class B-1 and B-2 common stock issued to participating management holders, as applicable.
Similarly, as of December 31, 2025, there were no outstanding Class Z common units as all remaining Class Z common units were either forfeited or became fully vested on July 2, 2024 in accordance with their terms. The vested Class Z units were converted into either Alight Holdings Class A, Class B-1 and B-2 common units in connection with the ultimate forfeiture of the shares of unvested Class A, Class B-1, and Class B-2 common stock issued to participating management holders, as applicable.

Class A Units
Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.
The Continuing Unit holders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Consolidated Balance Sheets. As of December 31, 2025, there were 524,425,983 Class A Units outstanding, of which 523,941,625 are held by the Company and 484,358 are held by the noncontrolling interest of the Company.
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
Exchange of Class A Units
For the years ended December 31, 2025, 2024, and 2023, 25,879, 28,987,597, and 34,519,247 Class A units and a corresponding number of shares of Class V Common Stock were exchanged for Class A Common Stock, respectively. As a result of the exchanges, Alight, Inc. increased its ownership in Alight Holdings. For the year ended December 31, 2025, the impacts of the exchanges were immaterial to the financial statements. For the years ended December 31, 2024 and 2023, the Company increased its equity by approximately $273 million and $344 million, respectively, recorded in Additional paid-in capital. Pursuant to the Tax Receivable Agreement (the "TRA") that Alight entered into in connection with the Business Combination, described in Note 15, "Tax Receivable Agreement," the Class A unit exchanges created additional TRA liabilities of $90 million and $109 million for the years ended December 31, 2024 and 2023, respectively, with offsets to Additional paid-in-capital. For the years ended December 31, 2025, 2024 and 2023, a $1 million, $11 million and $43 million change to Additional paid-in-capital, respectively, was due to deferred taxes as a result of these exchanges.
Share Repurchase Program
On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase issued and outstanding shares of Class A Common Stock from time to time, depending on market conditions and alternate uses of capital. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. On February 13, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s Class A common stock. As of December 31, 2025, the total remaining amount authorized for repurchase was $216 million.
During the year ended December 31, 2025, we repurchased 13,881,417 shares of Class A Common Stock for an aggregate purchase price of $65 million under the share repurchase program.
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
During the year ended December 31, 2024, we repurchased 22,327,717 shares of Class A Common Stock for an aggregate purchase price of $167 million, inclusive of shares repurchased under the ASR discussed above.
During the year ended December 31, 2023, we repurchased 4,921,468 shares of Class A Common Stock for an aggregate purchase price of $40 million.

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
The following table reflects the changes in our outstanding stock:

	Class A (2)	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2022	470,756,961	4,990,453	4,990,453	63,481,465	5,595,577	1,506,385
Conversion of noncontrolling interest	34,519,247	—	—	(34,519,247)	—	—
Shares granted upon vesting	7,129,735	—	—	—	(2,175,362)	—
Issuance for compensation to non-employees(1)	83,203	—	—	—	—	—
Share repurchases	(4,921,468)	—	—	—	—	4,921,468
Share forfeitures	—	(39,218)	(39,218)	—	—	—
Balance at December 31, 2023	507,567,678	4,951,235	4,951,235	28,962,218	3,420,215	6,427,853
Conversion of noncontrolling interest	28,987,597	—	—	(28,987,597)	—	—
Shares granted upon vesting	17,316,478	63,868	63,868	535,616	(3,420,215)	—
Issuance for compensation to non-employees(1)	159,826	—	—	—	—	—
Share repurchases	(22,327,717)	—	—	—	—	22,327,717
Share forfeitures	—	(36,296)	(36,296)	—	—	—
Balance at December 31, 2024	531,703,862	4,978,807	4,978,807	510,237	—	28,755,570
Conversion of noncontrolling interest	25,879	—	—	(25,879)	—	—
Shares granted upon vesting	5,883,501	—	—	—	—	—
Issuance for compensation to non-employees (1)	209,800	—	—	—	—	—
Share repurchases	(13,881,417)	—	—	—	—	13,881,417
Share forfeitures	—	(23,510)	(23,510)	—	—	—
Balance at December 31, 2025	523,941,625	4,955,297	4,955,297	484,358	—	42,636,987
_______________________________________________________
(1)Issued to certain members of the Board of Directors in lieu of cash retainer.
(2)Does not include 3,321,260 of unvested shares of Class A Common Stock as of December 31, 2023.
Dividends
In 2024, our Board of Directors approved a quarterly dividend program. The following table provides information with respect to quarterly dividends on common stock for the years ended December 31, 2025 and 2024:

Declaration Date	Dividends Per Share	Total Payment (in millions)	Record Date	Payable Date
November 12, 2024	$0.04	$21	December 2, 2024	December 16, 2024
February 13, 2025	$0.04	$21	March 3, 2025	March 17, 2025
April 30, 2025	$0.04	$22	June 2, 2025	June 16, 2025
July 23, 2025	$0.04	$22	September 2, 2025	September 15, 2025
November 5, 2025	$0.04	$21	December 1, 2025	December 15, 2025
On February 19, 2026, the Company announced it will replace its cash dividend on its Class A common stock, par value $0.0001 per share, with other capital allocation activities, including deleveraging the balance sheet and continuing our share repurchase program, subject to market and other conditions.

Accumulated Other Comprehensive Income
As of December 31, 2025, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.
Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign Currency Translation Adjustments (1)	Interest Rate Swaps (2)	Total
Balance at December 31, 2022	$(11)	$106	$95
Other comprehensive income (loss) before reclassifications	10	33	43
Tax (expense) benefit	(2)	15	13
Other comprehensive income (loss) before reclassifications, net of tax	8	48	56
Amounts reclassified from accumulated other comprehensive income	—	(80)	(80)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(80)	(80)
Net current period other comprehensive income (loss), net of tax	$8	$(32)	$(24)
Balance at December 31, 2023	$(3)	$74	$71
Other comprehensive income (loss) before reclassifications	4	33	37
Tax (expense) benefit	3	8	11
Other comprehensive income (loss) before reclassifications, net of tax	7	41	48
Amounts reclassified from accumulated other comprehensive income	—	(72)	(72)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(72)	(72)
Net current period other comprehensive income (loss), net of tax	7	(31)	(24)
Balance at December 31, 2024	$4	$43	$47
Other comprehensive income (loss) before reclassifications	—	(1)	(1)
Tax (expense) benefit	—	(1)	(1)
Other comprehensive income (loss) before reclassifications, net of tax	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income	—	(25)	(25)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(25)	(25)
Net current period other comprehensive income (loss), net of tax	—	(27)	(27)
Balance at December 31, 2025	$4	$16	$20
(1)Foreign currency translation adjustments include a $1 million loss and a $5 million gain for the years ended December 31, 2024 and 2023, respectively, related to intercompany loans that have been designated long-term investment nature. There was no gain or loss recognized related to intercompany loans for the year ended December 31, 2025.
(2)Reclassifications from this category are recorded in Interest expense. See Note 13, “Derivative Financial Instruments” for additional information.

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
The Company has an active equity incentive plan, the Alight, Inc. 2021 Omnibus Incentive Plan (the "Incentive Plan"), under which the Company has been authorized to grant share-based awards to key employees and non-employee directors, which consist primarily of time-based restricted stock units ("RSUs") and performance share units ("PRSUs"). Under this plan, for grants issued during the year ended December 31, 2025, approximately 58% of the units are subject to time-based vesting requirements and approximately 42% are subject to additional performance-based vesting requirements. As of December 31, 2025, there were 91,698,568 remaining shares of common stock authorized for issuance pursuant to the Company’s stock-based compensation plans under its 2021 Omnibus Incentive Plan. RSU and PSU nonvested share-based payment awards contain rights to receive forfeitable dividends and therefore are not participating securities.
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
The weighted-average grant-date fair value per share of RSUs and PRSUs granted during each of the years ended December 31, 2025, 2024 and 2023 were approximately $5.52, $8.68, $8.72 and $5.96, $8.73, $8.82, respectively.

The following table summarizes the RSU and PRSU activity during the year ended December 31, 2025:

	RSUs	Weighted Average Grant Date Fair Value Per Unit	PRSUs(1)	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2024	7,325,106	$8.67	10,878,456	$8.71
Granted	6,434,416	5.52	5,016,060	5.96
Vested	(3,353,332)	8.34	(3,256,692)	8.83
Forfeited	(2,788,301)	7.51	(11,987,750)	7.53
Balance as of December 31, 2025	7,617,889	$6.56	650,074	$8.60
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
Share-based Compensation Expense
Total share-based compensation expense related to the RSUs and PRSUs are recorded in the Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Year Ended December 31,
	December 31, 2025	December 31, 2024	December 31, 2023
Cost of services, exclusive of depreciation and amortization	$7	$14	$30
Selling, general and administrative	12	62	109
Total share-based compensation expense	$19	$76	$139
As of December 31, 2025, total future compensation expense related to unvested RSUs was $29 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.69 years. As of December 31, 2025, total future compensation expense related to unvested PRSUs was $2 million, which will be recognized over a remaining weighted-average amortization period of approximately 1.31 years.
Employee Stock Purchase Plan
In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares may be purchased at a discount of up to 15% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. As of December 31, 2025, there were 11,770,621 remaining shares available for grant and 4,503,334 shares issued under the ESPP. The amount of share-based compensation expense related to the ESPP was approximately $1.0 million, $1.5 million, and $2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, which was recorded in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
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

In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of December 31, 2025, the Seller Earnouts were excluded from the diluted earnings per share calculations.
Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic and diluted (net loss) earnings per share:
Numerator
Net Income (Loss) From Continuing Operations	$(3,078)	$(140)	$(317)
Less: Net income (loss) attributable to noncontrolling interest	2	2	17
Net Income (loss) from continuing operations attributable to Alight, Inc.	$(3,076)	$(138)	$(300)
Net Income (Loss) From Discontinued Operations, Net of Tax	(21)	(19)	(45)
Net Income (Loss) Attributable to Alight, Inc. - basic	$(3,097)	$(157)	$(345)
Loss impact of conversion of noncontrolling interest	—	(1)	—
Net income (loss) attributable to Alight, Inc. - diluted	$(3,097)	$(158)	$(345)
Denominator
Weighted-average shares outstanding - basic	527,567,685	539,861,208	489,461,259
Dilutive effect of the exchange of noncontrolling interest units	—	510,237	—
Dilutive effect of RSUs	—	—	—
Weighted-average shares outstanding - diluted	527,567,685	540,371,445	489,461,259

Basic and Diluted (net loss) earnings per share
Continuing operations	$(5.83)	$(0.25)	$(0.61)
Discontinued operations	$(0.04)	$(0.04)	$(0.09)
Net Income (Loss)	$(5.87)	$(0.29)	$(0.70)
For the year ended December 31, 2025, 484,358 units related to noncontrolling interests and 7,617,889 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 14,999,998 shares related to the Seller Earnouts and 650,074 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.
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
12. Segment Reporting
We currently operate under one reportable segment, Employer Solutions. Employer Solutions is driven by our Alight Worklife platform, and includes integrated benefits administration, healthcare navigation, financial wellbeing, leave of absence management and retiree healthcare. Our previous Other nonreportable segment was comprised of our former Hosted business, which was wound down in 2023 and had no activity during the years ended December 31, 2025 and 2024.
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
Information regarding the Company’s reportable segment is as follows (in millions):

	Year Ended December 31,
	2025			2024			2023
	Employer Solutions	Other	Total	Employer Solutions	Other	Total	Employer Solutions	Other	Total
Revenue
Recurring	$2,108	$—	$2,108	$2,135	$—	$2,135	$2,141	$26	$2,167
Project	154	—	154	197	—	197	219	—	219
Total Revenue	$2,262	$—	$2,262	$2,332	$—	$2,332	$2,360	$26	$2,386
Less (1)
Cost of sales - Technology (2)	$303	$—	$303	$313	$—	$313	$323	$—	$323
Cost of sales - Delivery, Customer Care and Other (3)	1,076	—	1,076	1,115	—	1,115	1,125	26	1,151
Stock Based Compensation	7	—	7	14	—	14	30	—	30
Depreciation and Amortization	111	—	111	96	—	96	70	2	72
Total Gross Profit	$765	$—	$765	$794	$—	$794	$812	$(2)	$810
Selling, General, and Administrative (4)	368	—	368	460	—	460	408	—	408
Restructuring	55	—	55	63	—	63	73	—	73
Stock Based Compensation	12	—	12	62	—	62	109	—	109
Depreciation and Intangible Amortization	296	—	296	299	—	299	301	—	301
Goodwill impairment	3,124	—	3,124	—	—	—	—	—	—
Interest expense	92	—	92	103	—	103	131	—	131
Other segment items (5)	(104)	—	(104)	(53)	—	(53)	105	—	105
Net Income (Loss) From Continuing Operations	$(3,078)	$—	$(3,078)	$(140)	$—	$(140)	$(315)	$(2)	$(317)
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
Revenue by geographic location is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$2,236	$2,304	$2,358
International	26	28	28
Total	$2,262	$2,332	$2,386
There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.
Long-lived assets, representing Fixed assets, net and Operating lease right of use assets, by geographic location is as follows (in millions):

	Year Ended December 31,
	2025	2024
United States	$392	$429
International	22	9
Total	$414	$438
13. Derivative Financial Instruments
The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.
Interest Rate Swaps
The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of December 31, 2025	Fixed Rate	Expiration Date
March 2022	June 2025	$1,197,000,000	$596,000,000	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$125,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$125,000,000	3.9100%	December 2026
During the year ended December 31, 2025, we did not execute any new interest rate swaps. Our interest rate swaps have been designated as cash flow hedges.
Financial Instrument Presentation
The fair values and location of outstanding derivative instruments recorded in the Consolidated Balance Sheets are as follows (in millions):

	December 31, 2025	December 31, 2024
Assets
Other current assets	$5	$23
Other assets	—	8
Total	$5	$31

Liabilities
Other current liabilities	$1	$—
Other liabilities	—	—
Total	$1	$—
The Company estimates that approximately $4 million of derivative gains included in Accumulated other comprehensive income as of December 31, 2025 will be reclassified into earnings over the next twelve months.
14. Financial Instruments
Seller Earnouts
Upon completion of the Business Combination, the equity owners of Alight Holdings received an earnout in the form of non-voting shares of Class B-1 and Class B-2 Common Stock, which automatically convert into Class A Common Stock if, at any time during the seven years following the Closing Date, certain criteria are achieved. See Note 9, “Stockholders’ Equity” for additional information regarding the Seller Earnouts.
The portion of the Seller Earnouts related to employee compensation was accounted for as share-based compensation. As all employee compensation associated with the Seller Earnouts was ultimately vested on July 2, 2024, no portion of the Seller Earnout as of December 31, 2025 was accounted for as share-based compensation. See Note 10, “Share-Based Compensation” for additional information.
As of December 31, 2025, all of the remaining Seller Earnouts were accounted for as a contingent consideration liability at fair value within Financial instruments on the Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This liability is subject to remeasurement at each balance sheet date. At December 31, 2025, the fair value of the Seller Earnouts was immaterial. At December 31, 2024, the Seller Earnouts had a fair value of $51 million. For the years ended December 31, 2025 and 2024, the fair value remeasurement of the Seller Earnouts resulted in a gain of $51 million and $48 million, respectively. Gains or losses related to the remeasurement of Seller Earnouts are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Class B-1 and B-2 Seller Earnouts, and, prior to the Class Z vesting on July 2, 2024, the Class Z-B-1 and Z-B-2 contingent consideration instruments, is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16, "Fair Value Measurement"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 44.70%, risk-free interest rate of 3.48%, expected holding period of 2.50 years, dividend participation, and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. A decrease in the risk-free interest rate or expected volatility would result in a decrease in the fair value measurement of the Seller Earnouts and vice versa.
As discussed in Note 9, “Stockholders’ Equity”, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders on July 2, 2024, all Class Z instruments were ultimately settled resulting in the re-allocation of the forfeited compensatory Class A, Class B-1 and Class B-2 instruments. The Class Z instruments were also accounted for as a contingent consideration liability at fair value within Financial instruments on the Consolidated Balance Sheets because these instruments did not meet the criteria for classification within equity. The fair value of the Class Z-A contingent consideration was determined using the ending share price as of the last day of each quarter until settlement on July 2, 2024, resulting in the issuance of $1.5 million shares of Class A common stock and units at the $7.09 stock price on that date.
At December 31, 2025 and December 31, 2024, the Class Z-A contingent consideration was no longer outstanding. For the year ended December 31, 2025, the Company did not record any losses or gains. For the year ended December 31, 2024, the Company recorded a gain of $2 million in (Gain) Loss from change in fair value of financial instruments in the Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity that was ultimately re-allocated to the holders of Class Z instruments on July 2, 2024. See Note 9, “Stockholders’ Equity” for additional information regarding these instruments.
Additional Seller Note
As disclosed above in Note 1 “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on the Divestiture. As part of the sale, the Company received a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) with an initial fair value of $43 million as of July 12, 2024 to be issued by the Note Issuer. See Note 4, “Discontinued Operations” for additional information. The Additional Seller Note is considered a level 3 recurring fair value measurement. In June 2025, the Company determined the fair value of the Additional Seller Note was zero. This value remained unchanged as of December 31, 2025. For the year ended December 31, 2025, the Company recorded a loss of $50 million from the fair value remeasurement of the Additional Seller Note. For the year ended December 31, 2024, the Company recorded a gain of $7 million from the fair value remeasurement of the Additional Seller Note. Gains or losses related to the recurring fair value remeasurement of the Additional Seller Note are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Additional Seller Note was determined using a variation of the income approach (Level 3 inputs, see Note 16, "Fair Value Measurement"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: expected Adjusted EBITDA, expected maturity of 4.53 years for the Additional Seller Note, the Divested Business's estimated cost of debt, and the likelihood of reaching the performance targets defined in the Purchase Agreement.
15. Tax Receivable Agreement
In connection with the Business Combination, Alight entered into the TRA with certain owners of Alight Holdings prior to the Business Combination. Pursuant to the TRA, the Company will pay holders of TRA interests, as applicable, 85% of any savings that we realize, calculated using certain assumptions, as a result of (i) tax basis adjustments from sales and exchanges of Alight Holdings equity interests in connection with or following the Business Combination and certain distributions with respect to Alight Holdings equity interests, (ii) our utilization of certain tax attributes, and (iii) certain other tax benefits related to entering into the TRA.

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
The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at December 31, 2025 assumes: (i) a blended U.S. federal, state and local income tax rate of 26.5%; (ii) the latest estimates in taxable income inclusive of the OBBBA which was enacted into law in the U.S. in July 2025; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 7.4%.
Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value on a recurring basis. During the year ended December 31, 2025, there were no significant exchanges. As such, no material additional TRA liability was established as a result of the exchanges. During the year ended December 31, 2024, an additional TRA liability of $90 million was established as a result of exchanges. As of December 31, 2025, $435 million of the TRA liability was measured at fair value on a recurring basis and $229 million was undiscounted and not remeasured at fair value. During the first quarter of 2026, the Company received an Objection Notice from the TRA Party Representative with respect to certain methodology used to prepare a portion of the Tax Benefit Schedule that calculates our 2026 Tax Benefit Payments to the TRA Parties (all capitalized terms as defined in the TRA). The Company disagrees with the TRA Party Representative’s assertions and is in discussions to resolve this matter. If a resolution is not reached timely, the parties will proceed through the dispute mechanisms as set forth in the TRA agreement. The Company intends to vigorously contest the TRA Representative's assertions in the Objection Notice. If the TRA Representative nonetheless prevails in its position or the Company resolves the dispute consensually, the Company currently estimates that a resolution could increase the 2026 Tax Benefit Payments by up to $20 million above the Company's current estimate of $156 million. The Objection Notice does not address the Company's current 2027 Tax Benefit Payments estimate.
The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable Agreement Liability
Beginning balance as of December 31, 2024	$857
Fair value remeasurement	(93)
Payments	(100)
Ending balance as of December 31, 2025	664
Less: current portion included in other current liabilities	(156)
Total long-term tax receivable agreement liability	$508
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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$5	$—	$5
Additional seller note	—	—	—	—
Total assets recorded at fair value	$—	$5	$—	$5

Liabilities
Interest rate swaps	$—	$1	$—	$1
Seller earnouts liability	—	—	—	—
Tax receivable agreement liability (1)	—	—	435	435
Total liabilities recorded at fair value	$—	$1	$435	$436

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$31	$—	$31
Additional seller note	—	—	50	50
Total assets recorded at fair value	$—	$31	$50	$81

Liabilities
Interest rate swaps	$—	$—	$—	$—
Contingent consideration liability	—	—	6	6
Seller earnouts liability	—	—	51	51
Tax receivable agreement liability (1)	—	—	620	620
Total liabilities recorded at fair value	$—	$—	$677	$677
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

Additional Disclosures Regarding Fair Value Measurements
The fair value of the Company’s debt is classified as Level 2 and the Seller note is classified as Level 3 within the fair value hierarchy and corroborated by observable market data is as follows (in millions):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Seller note	$42	$46	$37	$37
Total assets	$42	$46	$37	$37

Liabilities
Current portion of long-term debt, net	$20	$19	$25	$25
Long-term debt, net	1,985	1,903	2,000	2,008
Total	$2,005	$1,922	$2,025	$2,033
The carrying value of the Term Loan includes the outstanding principal balance, less any unamortized premium.
The carrying amounts of Cash and cash equivalents, Receivables, net and Accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.
During each of the years ended December 31, 2025 and 2024, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.
17. Restructuring
Transformation Program
On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Transformation Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Transformation Program included process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. From the inception of the plan through March 31, 2025, the Company incurred total expenses of $140 million, and the plan was complete. These charges were recorded in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
Post-Separation Plan
On May 6, 2025, the Audit Committee of the Board of Directors of the Company approved a program (the “Post-Separation Plan” or “PSP”) intended to further optimize our operations following the sale of the Divested Business in July 2024. The PSP includes simplifying our post-divestiture operating model, rationalizing our technology spend, expanding our use of artificial intelligence and automation and continued optimization of real estate. The Company currently expects to record in the aggregate approximately $65 million in pre-tax restructuring costs over the duration of the PSP, which includes primarily cash severance payments with an estimated range of $20 million to $25 million and other restructuring cash payments and charges related to technology spend, professional services and optimization of real estate with an estimated range of $35 million to $45 million. The Company estimates an annual savings of over $75 million after the PSP is completed. The PSP commenced in the second quarter of 2025 and is expected to be substantially completed over an estimated fifteen-month period from the commencement date. These charges are recorded in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type (in millions):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Inception to Date	Estimated Remaining Cost	Estimated Total Cost

Transformation Program
Severance and Related Benefits	$2	$23	$20	$45	$—	$45
Other Restructuring Costs(1)	2	40	53	95	—	95
Total Transformation Program Costs	$4	$63	$73	$140	$—	$140

Post-Separation Plan
Severance and Related Benefits	$20	$—	$—	$20	$3	$23
Other Restructuring Costs(1)	31	—	—	$31	11	42
Total PSP Costs	$51	$—	$—	$51	$14	$65
Total Restructuring Costs	$55	$63	$73	$191	$14	$205
(1)Other restructuring costs primarily include data center exit costs, optimization of real estate, third-party fees associated with the restructuring, and costs associated with transitioning existing technology and processes. For the year ended December 31, 2025, the Company recorded a $13 million loss on abandonment for certain facilities. The related liabilities will be satisfied under the original terms of the lease, unless buy-outs can be negotiated.
As of December 31, 2025, approximately $13 million of the Company's total severance and related benefits restructuring liability was unpaid and recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

	Severance and Related Benefits
	Transformation Program	Post-Separation Plan	Total
(in millions)
Accrued restructuring liability as of December 31, 2024	$12	$—	$12
Severance and related benefits	2	20	22
Cash payments	(11)	(10)	(21)
Accrued restructuring liability as of December 31, 2025	$3	$10	$13
18. Employee Benefits
Defined Contribution Savings Plans
Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the years ended December 31, 2025, 2024 and 2023, expenses were $26 million, $33 million and $41 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

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
The Company’s lease agreements do not contain material residual value guarantees, restrictions, or covenants.
The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$11	$15	$16
Finance lease cost:
Amortization of leased assets	19	21	21
Interest of lease liabilities	3	3	1
Variable and short-term lease cost	7	8	5
Sublease income	(1)	(5)	(5)
Total lease cost	$39	$42	$38

Supplemental balance sheet information related to leases was as follows (in millions, except lease term and discount rate):

	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$36	$42

Current operating lease liabilities	18	17
Noncurrent operating lease liabilities	49	56
Total operating lease liabilities	$67	$73

Finance Leases
Fixed assets, net	$49	$62

Current finance lease liabilities	20	19
Noncurrent finance lease liabilities	27	39
Total finance lease liabilities	$47	$58

Weighted Average Remaining Lease Term (in years)
Operating leases	4.4	5.2
Finance leases	3.1	3.9

Weighted Average Discount Rate
Operating leases	5.8%	5.4%
Finance leases	6.0%	5.8%
Supplemental cash flow and other information related to leases was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16	$28	$30
Operating cash flows from finance leases	3	3	1
Financing cash flows from finance leases	22	27	25

Right-of use assets obtained in exchange for lease obligations
Operating leases	$9	$8	$3
Finance leases	8	62	12

Future lease payments for lease obligations less expected sublease rental income with initial terms in excess of one year as of December 31, 2025 are as follows (in millions):

	Finance Leases	Operating Leases
2026	$16	$17
2027	18	16
2028	15	16
2029	3	14
2030	—	8
Thereafter	—	—
Total lease payments	52	71
Less: amount representing interest	(5)	(9)
Total lease obligations, net	47	62
Less: current portion of lease obligations, net	(20)	(17)
Total long-term portion of lease obligations, net	$27	$45
The operating lease future lease payments include sublease rental income of $1 million for each of 2026, 2027, 2028, 2029, and 2030, and none thereafter.

20. Commitments and Contingencies
Legal
The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded on the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024 were not significant.
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
Purchase Obligations
In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $250 million over a 5-year term. The Company’s total expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $83 million, $80 million, $62 million, and $17 million for the years ended 2026, 2027, 2028, and 2029, respectively and none thereafter, totaling $242 million.
Service Obligations
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. Effective April 1, 2025, the Company executed Amendment No. 2 which adjusted the mix of services provided by Wipro. Effective January 25, 2026, the Company executed Amendment No. 5 to extend the agreement through August 31, 2029. The Company may terminate certain elements of its arrangement with Wipro for cause or for the Company’s convenience with no penalty prior to August 31, 2029. If an unconsumed portion of the obligation remains after August 31, 2029, then the Company shall satisfy the obligation by paying Wipro the remaining unconsumed portion by September 30, 2029. Following the amendments, the Company’s expected remaining cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $123 million, $70 million, $39 million, and $15 million for the years ended 2026, 2027, 2028, and 2029, respectively, and none thereafter, totaling $247 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective.
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
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on management’s evaluation, management concluded that as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alight, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Alight, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alight, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2026

Item 9B. Other Information.
Trading Arrangements
During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement, or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required under this Item will be contained in the definitive Proxy Statement for our 2026 annual meeting of stockholders (the "Proxy Statement"), incorporated herein by reference.
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
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024, and 2023.
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

10.6
Amended and Restated Sponsor Agreement, dated as of January 25, 2021, by and among Foley Trasimene Acquisition Corp., Acrobat Holdings, Inc. (n/k/a Alight, Inc.), Tempo Holding Company, LLC (n/k/a Alight Holding Company, LLC) and certain other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2021).

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

10.20+
Notice of Time-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024).

10.21+
Notice of Performance-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024).

10.22+
Amendment to Notice of Time-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 17, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024).

10.23+
Amendment to Notice of Performance-Based Restricted Stock Unit Grant to David D. Guilmette, dated as of October 17, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024).

10.24
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

10.25	Amendment No. 6 to Credit Agreement, dated as of August 24, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).
10.26	Amendment No. 7 to Credit Agreement, dated as of January 31, 2022 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2022).
10.27	Form of Special Transaction Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2024).
10.28
Cooperation Agreement, dated May 5, 2024, by and between Alight, Inc. and Starboard Value and Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

10.29
First Amendment to the Investor Rights Agreement, dated as of February 2, 2023, by and among Alight, Inc., the Existing Investors and the Sponsor Investors as of the date thereof, and each of the other persons that from time to time become party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2023).

10.30	Amendment No. 8 to Credit Agreement, dated as of March 14, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2023).
10.31	Amendment No. 9 to Credit Agreement, dated as of September 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 20, 2023).
10.32
Amendment No. 10 and Waiver to the Credit Agreement, dated as of June 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2024).

10.33	Amendment No. 11 to the Credit Agreement, dated as of January 29, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 30, 2025).
10.34	Amendment No. 12 to Credit Agreement, dated as of May 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2025).
10.35*+	Separation Agreement and General Release by and between Alight, Inc., Alight Solutions LLC, and David Guilmette, dated as of December 8, 2025.
10.36*+	Employment Agreement by and between Alight, Inc., Alight Solutions LLC, and Rohit Verma, dated as of November 19, 2025.
19.1	Alight, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2025).
21.1	Subsidiaries of Alight, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2025).
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on February 29, 2024).

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Alight, Inc.
Schedule II Valuation and Qualifying Accounts (in millions)

Description	Balance 12/31/2022	Charges of costs, expenses, and other	Deletions	Balance 12/31/2023

Valuation allowances on deferred tax assets(1)	$(46)	$(14)	$—	$(60)

Description	Balance 12/31/2023	Charges of costs, expenses, and other	Deletions	Balance 12/31/2024

Valuation allowances on deferred tax assets	$(60)	$(26)	$—	$(86)

Description	Balance 12/31/2024	Charges of costs, expenses, and other	Deletions	Balance 12/31/2025

Valuation allowances on deferred tax assets	$(86)	$(409)	$—	$(495)

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

Alight, Inc.

Date: February 24, 2026	By:	/s/ Rohit Verma
Rohit Verma
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 24th day of February, 2026.

Name	Title

/s/ Rohit Verma	Chief Executive Officer and Director
Rohit Verma	(Principal Executive Officer)

/s/ Gregory Giometti	Interim Chief Financial Officer
Gregory Giometti	(Principal Financial Officer and Principal Accounting Officer)

/s/ Russell P. Fradin	Chairman of the Board of Directors
Russell P. Fradin

/s/ William P. Foley, II	Director
William P. Foley, II

/s/ Mike Hayes	Director
Mike Hayes

/s/ Robert Lopes, Jr.	Director
Robert Lopes, Jr.

/s/ Siobhan Nolan Mangini	Director
Siobhan Nolan Mangini

/s/ Richard Massey	Director
Richard Massey

/s/ Kausik Rajgopal	Director
Kausik Rajgopal

/s/ Coretha Rushing	Director
Coretha Rushing

/s/ Robert Schriesheim	Director
Robert Schriesheim

/s/ Denise Williams	Director
Denise Williams