Form 10-Q
period 2026-03-31
Alight, Inc. / Delaware
filed 2026-05-05
CIK 1809104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 30, 2026, the registrant had 526,847,029 shares of Class A Common Stock, par value $0.0001 per share, 4,955,297 shares of Class B-1 Common Stock, par value $0.0001 per share, 4,955,297 shares of Class B-2 Common Stock, par value $0.0001 per share, and 484,358 shares of Class V Common Stock, par value $0.0001 per share, outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements that relate to expectations regarding future financial performance (including the impact of bookings and losses from contract renewals on revenue growth), and business strategies or expectations for our business. Forward-looking statements can often be identified by the use of words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” or similar expressions or the negative thereof. These forward-looking statements are based on information available as of the date of this report and the Company’s management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. Forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.
Website and Social Media Disclosure
We use our website (www.alight.com) and our corporate Facebook (http://www.facebook.com/AlightGlobal), Instagram (@alight_solutions), LinkedIn (www.linkedin.com/company/alightsolutions), X (@alightsolutions), and YouTube (www.youtube.com/c/AlightSolutions) accounts, as well as Rohit Verma’s LinkedIn account (https://www.linkedin.com/in/rohit-verma-4291a5/), as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, filings made with the Securities and Exchange Commission (the "SEC") and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Alight by visiting the “Resources—Investor Email Alerts” section of our website at https://investor.alight.com/overview. The information on our website and any alerts are not, however, part of this Quarterly Report.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alight, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$178	$273
Receivables, net	359	387
Other current assets	205	234
Fiduciary assets	239	248
Total Current Assets	981	1,142
Goodwill	83	83
Intangible assets, net	2,503	2,573
Fixed assets, net	367	378
Deferred tax assets, net	23	15
Other assets	382	377
Total Assets	$4,339	$4,568

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$215	$253
Current portion of long-term debt, net	20	20
Other current liabilities	219	353
Fiduciary liabilities	239	248
Total Current Liabilities	693	874
Deferred tax liabilities	15	14
Long-term debt, net	1,980	1,985
Long-term tax receivable agreement	489	508
Other liabilities	133	141
Total Liabilities	$3,310	$3,522
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 1,000.0 shares authorized; 569.4 and 566.5 shares issued, and 526.8 and 523.9 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B Common Stock: $0.0001 par value, 20.0 shares authorized; 9.9 and 9.9 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class V Common Stock: $0.0001 par value, 175.0 shares authorized; 0.5 and 0.5 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class Z Common Stock: $0.0001 par value, 12.9 shares authorized; none issued and outstanding	—	—
Treasury stock, at cost (42.6 and 42.6 shares at March 31, 2026 and December 31, 2025, respectively)	(284)	(284)
Additional paid-in-capital	5,068	5,065
Accumulated deficit	(3,776)	(3,757)
Accumulated other comprehensive income	19	20
Total Alight, Inc. Stockholders' Equity	$1,027	$1,044
Noncontrolling interest	2	2
Total Stockholders' Equity	$1,029	$1,046
Total Liabilities and Stockholders' Equity	$4,339	$4,568
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Revenue	$534	$548
Cost of services, exclusive of depreciation and amortization	347	351
Depreciation and amortization	31	26
Gross Profit	156	171

Operating Expenses
Selling, general and administrative	105	104
Depreciation and intangible amortization	73	75
Total Operating expenses	178	179
Operating Income (Loss) From Continuing Operations	(22)	(8)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	—	(8)
(Gain) Loss from change in fair value of tax receivable agreement	(19)	9
Interest expense	24	22
Other (income) expense, net	(1)	(11)
Total Other (income) expense, net	4	12
Income (Loss) From Continuing Operations Before Taxes	(26)	(20)
Income tax expense (benefit)	(7)	(3)
Net Income (Loss) From Continuing Operations	(19)	(17)
Net Income (Loss) From Discontinued Operations, Net of Tax	—	(8)
Net Income (Loss)	(19)	(25)
Net income (loss) attributable to noncontrolling interests	—	—
Net Income (Loss) Attributable to Alight, Inc.	$(19)	$(25)

Earnings (Loss) Per Share
Basic and Diluted
Continuing operations	$(0.04)	$(0.03)
Discontinued operations	$—	$(0.02)
Net Income (Loss)	$(0.04)	$(0.05)

Net Income (Loss)	$(19)	$(25)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	1	(8)
Foreign currency translation adjustments	(2)	—
Total Other comprehensive income (loss), net of tax:	(1)	(8)
Comprehensive Income (Loss) Before Noncontrolling Interests	(20)	(33)
Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(20)	$(33)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2025	$—	$(284)	$5,065	$(3,757)	$20	$1,044	$2	$1,046
Net income (loss)	—	—	—	(19)	—	(19)	—	(19)
Other comprehensive income (loss), net		—	—	—	(1)	(1)	—	(1)
Share-based compensation expense	—	—	4	—	—	4	—	4
Shares withheld in lieu of taxes	—	—	(1)	—	—	(1)	—	(1)
Share repurchases	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Balance at March 31, 2026	$—	$(284)	$5,068	$(3,776)	$19	$1,027	$2	$1,029

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2024	$—	$(219)	$5,141	$(660)	$47	$4,309	$4	$4,313
Net income (loss)	—	—	—	(25)	—	(25)	—	(25)
Other comprehensive income (loss), net	—	—	—	—	(8)	(8)	—	(8)
Share-based compensation expense	—	—	6	—	—	6	—	6
Shares withheld in lieu of taxes	—	—	(11)	—	—	(11)	—	(11)
Share repurchases	—	(20)	—	—	—	(20)	—	(20)
Dividends	—	—	(21)	—	—	(21)	—	(21)
Other	—	—	(1)			(1)	—	(1)
Balance at March 31, 2025	$—	$(239)	$5,114	$(685)	$39	$4,229	$4	$4,233

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Operating activities:
Net Income (Loss) From Continuing Operations	$(19)	$(17)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34	30
Intangible asset amortization	70	71
Noncash lease expense	2	2
Share-based compensation expense	4	6
(Gain) loss from change in fair value of financial instruments	—	(8)
(Gain) loss from change in fair value of tax receivable agreement	(19)	9
Deferred tax expense (benefit)	(7)	(4)
Other	4	—
Changes in operating assets and liabilities:
Accounts receivable	28	33
Accounts payable and accrued liabilities	(38)	(60)
Other assets and liabilities	20	11
Cash provided by operating activities - continuing operations	79	73
Cash provided by operating activities - discontinued operations	—	—
Net cash provided by operating activities	$79	$73
Investing activities:
Capital expenditures	(26)	(29)
Cash provided by (used in) investing activities - continuing operations	(26)	(29)
Cash used in investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	$(26)	$(29)
Financing activities:
Dividend payments	—	(21)
Net increase (decrease) in fiduciary liabilities	(9)	(12)
Repayments to banks	(5)	(5)
Principal payments on finance lease obligations	(5)	(5)
Payments on tax receivable agreements	(136)	(100)
Tax payment for shares/units withheld in lieu of taxes	(1)	(11)
Repurchase of shares	—	(20)
Other financing activities	—	(2)
Cash used for financing activities - continuing operations	(156)	(176)
Cash provided by (used in) financing activities - discontinued operations	—	—
Net Cash provided by (used in) financing activities	$(156)	$(176)
Effect of exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	(1)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash - discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(104)	(132)
Cash, cash equivalents and restricted cash balances from:
Continuing operations - beginning of year	$521	$582
Discontinued operations - beginning of year	—	—
Less discontinued operations - end of period	—	—
Continuing operations - end of period	$417	$450
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$178	$223
Restricted cash included in fiduciary assets	239	227
Total cash, cash equivalents and restricted cash	$417	$450

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset additions acquired through finance leases	$3	$6
Right of use asset additions acquired through operating leases	6	1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Nature of Business
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2026. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. All intercompany transactions and balances have been eliminated upon consolidation.
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of March 31, 2026, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of March 31, 2026.
On July 12, 2024, the Company, completed the sale (the “Transaction”) of Alight's Payroll & HCM Outsourcing business (the "Divestiture" or "Divested Business") within the Employer Solutions segment. As a result of this agreement, the results of the Company’s Payroll and Professional Services businesses are reported separately as discontinued operations, net of tax, in our condensed consolidated financial statements for all periods presented.
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
2. Significant Accounting Policies
The adoption of ASU No. 2025-05, Financial Instruments – Credit Losses did not have a material impact on the condensed consolidated financial statements. There have been no other material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Allowance for Expected Credit Losses
The Company holds an allowance for expected credit losses with respect to trade receivables and contract assets that is based on a combination of factors, including evaluation of historical write-offs, current conditions and reasonable economic forecasts that affect collectability and other qualitative and quantitative analysis. The Company has elected to apply the practical expedient that allows the Company to assume that conditions as of the balance sheet date will not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. Receivables, net included an allowance for expected credit losses of $5 million and $6 million at March 31, 2026 and December 31, 2025, respectively.
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
New Accounting Pronouncements Recently Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments - Credit Losses (Topic 326), which provides all entities with a practical expedient in developing a reasonable and supportable forecast as part of estimating current expected credit losses assuming that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted this standard prospectively during the three months ended March 31, 2026 and it did not have a material impact on the condensed consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
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
3. Revenue from Contracts with Customers
The majority of the Company’s revenue is highly recurring and is derived from contracts with customers to provide integrated health, wealth, and leave administrative solutions that empower clients and their employees to manage their health, wealth and HR needs. The Company’s revenues are disaggregated by recurring and project revenues within the reportable segment. Recurring revenues are typically longer term in nature and more predictable on an annual basis, while project revenues consist of project work of a shorter duration and are therefore less predictable on an annual basis. See Note 12, “Segment Reporting” for quantitative disclosures of recurring and project revenues by reportable segment. The Company’s reportable segment is Employer Solutions. Employer Solutions is driven by our digital, software and AI-led capabilities powered by the Alight Worklife® platform and spanning total employee wellbeing and engagement, including integrated benefits administration, healthcare navigation, financial health and employee wellbeing. The Company believes the revenue categories within Employer Solutions depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

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
Administrative Services
We provide benefits and human resource services across all of our solutions, which are highly recurring. The Company’s contracts may include administration services across one or multiple solutions and typically range from three to five years with mutual renewal options. These contracts typically consist of an implementation phase and an ongoing administration phase:
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
Other services are recognized over time based on a method that faithfully depicts the transfer of value to the customer, which may be based on the value of labor hours worked or time elapsed, depending on the facts and circumstances.
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
Costs to fulfill a Contract
The Company capitalizes costs to fulfill contracts which includes highly customized implementation efforts to set up clients and their human resource or benefit programs. Assets recognized for the costs to fulfill a contract are amortized on a systematic basis over the expected life of the underlying customer relationships, which is 7 years for our leaves solutions and 15 years for all of our other solutions. Amortization for all contracts costs is recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), see Note 5, “Other Financial Data”.

4. Discontinued Operations
As disclosed in Note 1, “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on the sale of the Divested Business. Under the terms of the Purchase Agreement, the Buyer agreed to acquire the Divested Business for total consideration of up to $1.2 billion, in the form of (1) $1.0 billion in cash (the “Closing Cash Consideration”) payable at the closing of the transactions (the “Closing”) contemplated by the Purchase Agreement, (2) a note with an aggregate principal amount of $50 million and a fair value of $35 million as of July 12, 2024 issued at Closing (the “Seller Note”) by an indirect parent of Buyer (the “Note Issuer”) and (3) contingent upon the financial performance of the Divested Business for the 2025 fiscal year, a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) and an initial fair value of $43 million as of July 12, 2024 to be issued by the Note Issuer. The Seller Note has a stated interest rate of 8.0% which is expected to mature in July 2030. The Seller Note was measured at fair value as of July 12, 2024 on a nonrecurring basis, by calculating the interest of the Seller Note, which is expected to be paid-in-kind, and discounting the principal and interest by applying a discount rate based on the Divested Business's estimated cost of debt.
In conjunction with the Divestiture, the Company entered into a Transition Services Agreement (the "TSA") with the Buyer. The TSA outlines the terms under which the Company would provide certain reimbursable post-closing services to support the business on a transitional basis for an initial period of up to 18 months, with the option to extend for an additional six months. As of March 31, 2026, the Company is no longer providing the majority of services originally agreed upon in the TSA.
TSA services income was immaterial and $10 million for the three months ended March 31, 2026 and 2025, respectively, which was recognized in Other (income) expense, net, with the corresponding expenses recorded in Cost of services and Selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Income (Loss).
Pass-through costs of approximately $2 million and $15 million for the three months ended March 31, 2026 and 2025, respectively, were incurred under the TSA, which were netted against the equal and offsetting reimbursement amounts due from the Divested Business.
Revenue earned from customer care commercial services provided to the Divested Business was $9 million and $12 million for the three months ended March 31, 2026 and 2025, respectively.
The following table presents the results as reported in Income (Loss) from Discontinued Operations, Net of Tax, within our Condensed Consolidated Statements of Comprehensive Income (Loss) (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue	$3	$24
Cost of services, exclusive of depreciation and amortization	3	24
Depreciation and amortization	—	—
Gross Profit	—	—

Operating Expenses
Selling, general and administrative	—	—
Depreciation and intangible amortization	—	—
Total Operating Expenses	—	—
Income (loss) from Discontinued Operations	—	—
Other (income) expense, net	—	—
Income (Loss) from Discontinued Operations Before Income Taxes	—	—
(Gain) Loss on sale of disposition, net of tax	—	7
Income tax expense (benefit)	—	1
Net Income (Loss) from Discontinued Operations, Net of Tax	$—	$(8)
The Company concluded that it controlled a portion of the Divested Business services subsequent to separation as a result of certain shared contractual relationships that had not been legally assigned as of March 31, 2026. As such, the Company determined it was the principal for these services and, therefore, the Company recorded $3 million and $24 million for the three months ended March 31, 2026 and 2025, respectively, of Revenue and Cost of services on a gross basis within discontinued operations in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The expense amounts reflected above represent only the direct costs attributable to the Divested Business and excludes allocations of corporate costs retained following the sale.

5. Other Financial Data
Condensed Consolidated Balance Sheets Information
Receivables, net
The components of Receivables, net are as follows (in millions):

	March 31, 2026	December 31, 2025
Billed and unbilled receivables	$364	$393
Allowance for expected credit losses	(5)	(6)
Balance at end of period	$359	$387
Other current assets
The components of Other current assets are as follows (in millions):

	March 31, 2026	December 31, 2025
Deferred project costs	$33	$30
Prepaid expenses	56	55
Commissions receivable	52	90
Other	64	59
Total	$205	$234
Other assets
The components of Other assets are as follows (in millions):

	March 31, 2026	December 31, 2025
Deferred project costs	$274	$276
Operating lease right of use asset	36	36
Commissions receivable	6	7
Other	66	58
Total	$382	$377
The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3, “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs was $11 million and $6 million for the three months ended March 31, 2026 and 2025, respectively, and were recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The interest rate swap balances in Other current assets as of March 31, 2026 and December 31, 2025 were $5 million and $5 million, respectively. As of March 31, 2026 and December 31, 2025, there were no interest rate swap balances in Other assets (see Note 13 “Derivative Financial Instruments” for additional information). As of March 31, 2026 and December 31, 2025, the balances in Other assets included $44 million and $42 million, respectively, related to the Seller Note.

Other current liabilities
The components of Other current liabilities are as follows (in millions):

	March 31, 2026	December 31, 2025
Deferred revenue	$108	$112
Operating lease liabilities	19	18
Finance lease liabilities	21	20
Current portion of tax receivable agreement liability	20	156
Other	51	47
Total	$219	$353
Other liabilities
The components of Other liabilities are as follows (in millions):

	March 31, 2026	December 31, 2025
Deferred revenue	$35	$36
Operating lease liabilities	50	49
Finance lease liabilities	24	27
Other	24	29
Total	$133	$141
The current and non-current portions of deferred revenue relate to consideration received in advance of performance under client contracts. During the three months ended March 31, 2026 and 2025, revenue of approximately $28 million and $23 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.
Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. The interest rate swap balance in Other current liabilities as of both March 31, 2026 and December 31, 2025 were $1 million and $1 million, respectively. There were no interest rate swaps recorded in Other liabilities as of both March 31, 2026 and December 31, 2025, respectively (see Note 13, “Derivative Financial Instruments” for additional information).
6. Goodwill and Intangible assets, net
The changes in the net carrying amount of goodwill are as follows (in millions):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2025	$3,207	$(3,124)	$83
Impairment	—	—	—
Balance at March 31, 2026	$3,207	$(3,124)	$83
Intangible assets by asset class are as follows (in millions):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Customer-related and contract based intangibles	$3,192	$1,010	$2,182	$3,192	$957	$2,235
Technology related intangibles	230	182	48	230	172	58
Trade name	408	135	273	408	128	280
Total	$3,830	$1,327	$2,503	$3,830	$1,257	$2,573

Amortization expense from finite-lived intangible assets for the three months ended March 31, 2026 and 2025 was $70 million and $71 million, respectively. Amortization expense from finite-lived intangible assets was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).
The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of March 31, 2026 and December 31, 2025 (in millions, except for years):

	March 31, 2026		December 31, 2025
	Net Carrying Amount	Weighted-Average Remaining Useful Lives	Net Carrying Amount	Weighted-Average Remaining Useful Lives
Intangible assets:
Customer-related and contract-based intangibles	$2,182	10.2	$2,235	10.5
Technology-related intangibles	48	1.4	58	1.6
Trade name	273	10.3	280	10.5
Total	$2,503		$2,573
Subsequent to March 31, 2026, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related and Contract Based Intangibles	Technology Related Intangibles	Trade Name Intangibles	Total
2026 (April - December)	$160	$28	$20	$208
2027	214	19	27	260
2028	214	1	27	242
2029	214	—	27	241
2030	214	—	27	241
Thereafter	1,166	—	145	1,311
Total amortization expense	$2,182	$48	$273	$2,503
7. Income Taxes
The Company's effective tax rates for the three months ended March 31, 2026 and 2025 were 27% and 15%, respectively. The effective tax rate for the three months ended March 31, 2026 was higher than the 21% U.S. statutory corporate income tax rate and primarily driven by the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. The effective tax rate for the three months ended March 31, 2025 was lower than the 21% U.S. statutory corporate income tax rate. This difference was primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance.
8. Debt
Debt outstanding consisted of the following (in millions):

	Maturity Date	March 31, 2026	December 31, 2025
Seventh Incremental Term Loans(1)	August 31, 2028	$2,000	$2,005
$330 million Revolving Credit Facility, Amended	May 31, 2030	—	—
Total debt, net		2,000	2,005
Less: current portion of long-term debt, net		(20)	(20)
Total long-term debt, net		$1,980	$1,985
_______________________________________________________
(1)The net balance for the Seventh Incremental Term Loans included unamortized debt issuance costs at March 31, 2026 and December 31, 2025 of approximately $5 million and $5 million, respectively.

Term Loan
In January 2025, the Company entered into Amendment No. 11 to its credit agreement, dated as of May 1, 2017 (as amended from time to time, the "Credit Agreement") with a syndicate of lenders to establish a new class of Seventh Incremental Term Loans with an aggregate principal amount of $2,030 million and to reprice the outstanding Sixth Incremental Term Loans due August 31, 2028 by reducing the applicable rate from SOFR + 2.25% to SOFR + 1.75%.
Interest rates on the Term Loan borrowings are based on SOFR plus a margin. The Company is required to make principal payments at the end of each fiscal quarter based on defined terms in the Credit Agreement with the remaining principal balances due on the maturity dates.
The Company utilized swap agreements to fix a portion of the floating interest rates through December 2026 (see Note 13, “Derivative Financial Instruments” for additional information).
During the three months ended March 31, 2026 and 2025, the Company made total principal payments on the Incremental Term Loans of $5 million and $5 million, respectively.
Revolving Credit Facility
In August 2021, the Company entered into a $294 million revolving credit facility with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. In May 2025, the Company entered into Amendment No. 12 to the Credit Agreement, which increased the aggregate principal amount of its revolving credit facility to $330 million and extended the maturity date to May 31, 2030. At March 31, 2026, an immaterial amount of unused letters of credit related to insurance policies were issued under the revolving credit facility and there were no outstanding borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During each of the three months ended March 31, 2026, and 2025, the Company made immaterial payments related to these fees.
Financing Fees, Premiums and Interest Expense
The Company capitalized financing fees and premiums related to the term loans and revolving credit facility. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.
Total interest expense related to the debt instruments for the three months ended March 31, 2026, and 2025 was $28 million and $32 million, respectively. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) and is net of interest rate swap derivative gains recognized and interest income.
Principal Payments
Aggregate remaining contractual principal payments as of March 31, 2026 are as follows (in millions):

2026 (April - December)	$15
2027	20
2028	1,969
2029	—
2030	—
Thereafter	—
Total payments	$2,004
9. Stockholders' Equity
Preferred Stock
As of March 31, 2026, 1,000,000 preferred shares, par value $0.0001 per share, were authorized and no preferred shares were issued and outstanding.
Class A Common Stock
As of March 31, 2026, 526,775,729 shares of Class A Common Stock were outstanding. On July 2, 2024, all remaining shares of the previously unvested Class A Common Stock became fully vested. Holders of shares of Class A

Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends declared by the Company’s Board of Directors.
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
These Class B instruments are liability classified. Refer to Note 14, “Financial Instruments” for additional information. As further described below, there are two series of Class B instruments outstanding.
Class B-1
As of March 31, 2026, 4,955,297 shares of Class B-1 Common Stock were legally issued and outstanding. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
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
As of March 31, 2026, 2,544,702 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $12.50 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $12.50 per share valuation on a diluted basis).
Class B-2
As of March 31, 2026, 4,955,297 shares of Class B-2 Common Stock were legally issued and outstanding. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).
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
As of March 31, 2026, 2,544,702 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $15.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $15.00 per share valuation on a diluted basis).

Class B-3
As of March 31, 2026, 10,000,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There were no shares of Class B-3 Common Stock issued and outstanding as of March 31, 2026.
Class V Common Stock
As of March 31, 2026, 484,358 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unit holders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.
Class Z Common Stock
As of March 31, 2026, there were no outstanding shares or units of Class Z Common Stock. Upon the Closing Date of the Business Combination, Class Z instruments were issued to the equity holders of the Predecessor. The equity holders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class Z Common Stock, and the Continuing Unit holders received Class Z common units of Alight Holdings. The Class Z instruments were issued to the equity holders of the Predecessor to allow for the re-allocation of the consideration paid to the holders of unvested management equity (i.e., the unvested shares of Class A, Class B-1, and Class B-2 Common Stock) to the equity holders of the Predecessor in the event such equity is forfeited under the terms of the applicable award agreement and vested in connection with any such forfeiture.
Class A Units
Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.
The Continuing Unit holders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of March 31, 2026, there were 527,260,087 Class A Units outstanding, of which 526,775,729 are held by the Company and 484,358 are held by the noncontrolling interest of the Company.
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
During the three months ended March 31, 2026, the Company did not repurchase any shares of Class A Common Stock. As of March 31, 2026, the total remaining amount authorized for repurchase was $216 million. Repurchased shares are reflected as Treasury Stock on the Condensed Consolidated Balance Sheets as a component of equity.

The following table reflects the changes in our outstanding stock:

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2025	523,941,625	4,955,297	4,955,297	484,358	—	42,636,987
Conversion of noncontrolling interest	—	—	—	—	—	—
Shares granted upon vesting	2,624,414	—	—	—	—	—
Issuance for compensation to non-employees (1)	209,690	—	—	—	—	—
Share repurchases	—	—	—	—	—	—
Share forfeitures	—	—	—	—	—	—
Balance at March 31, 2026	526,775,729	4,955,297	4,955,297	484,358	—	42,636,987

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2024	531,703,862	4,978,807	4,978,807	510,237	—	28,755,570
Conversion of noncontrolling interest	122	—	—	(122)	—	—
Shares granted upon vesting	3,348,634	—	—	—	—	—
Issuance for compensation to non-employees (1)	63,468	—	—	—	—	—
Share repurchases	(3,245,932)	—	—	—	—	3,245,932
Share forfeitures	—	(23,510)	(23,510)	—	—	—
Balance at March 31, 2025	531,870,154	4,955,297	4,955,297	510,115	—	32,001,502
_______________________________________________________
(1)Issued to certain members of the Board of Directors in lieu of cash retainer.
Dividends
On February 19, 2026, the Company announced it replaced its cash dividend on its Class A common stock, par value $0.0001 per share, with other capital allocation activities, including deleveraging the balance sheet and continuing our share repurchase program, subject to market and other conditions.
Accumulated Other Comprehensive Income
As of March 31, 2026, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.

Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign Currency Translation Adjustments	Interest Rate Swaps (1)	Total
Balance at December 31, 2025	$4	$16	$20
Other comprehensive income (loss) before reclassifications	(2)	2	—
Tax (expense) benefit	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	(2)	2	—
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(1)	(1)
Net current period other comprehensive income (loss), net of tax	(2)	1	(1)
Balance at March 31, 2026	$2	$17	$19
_______________________________________________________
(1) Reclassifications from this category are recorded in Interest expense. See Note 13, “Derivative Financial Instruments” for additional information

	Foreign Currency Translation Adjustments	Interest Rate Swaps (1)	Total
Balance at December 31, 2024	$4	$43	$47
Other comprehensive income (loss) before reclassifications	—	(3)	(3)
Tax (expense) benefit	—	2	2
Other comprehensive income (loss) before reclassifications, net of tax	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(7)	(7)
Net current period other comprehensive income (loss), net of tax	—	(8)	(8)
Balance at March 31, 2025	$4	$35	$39
_______________________________________________________
(1) Reclassifications from this category are recorded in Interest expense. See Note 13, “Derivative Financial Instruments” for additional information

10. Share-Based Compensation
The Company has an active equity incentive plan, the Alight, Inc. 2021 Omnibus Incentive Plan (the "Incentive Plan"), under which the Company has been authorized to grant share-based awards to key employees and non-employee directors, which consist primarily of time-based restricted stock units ("RSUs") and performance and market condition share units ("PRSUs"). Under this plan, for grants issued during the three months ended March 31, 2026, approximately 49% of the units are subject to time-based vesting requirements and approximately 51% are subject to additional performance-based vesting requirements. As of March 31, 2026, there were 144,516,151 remaining shares of common stock authorized for issuance pursuant to the Company’s stock-based compensation plans under its 2021 Omnibus Incentive Plan. RSU and PSU nonvested share-based payment awards contain rights to receive forfeitable dividends and therefore are not participating securities.
Restricted Share Units and Performance Share Units
Time-based RSUs are valued at the market price of a share of the Company’s common stock on the date of grant. In general, these awards vest ratably over a three-year period from the date of grant. All awards are expensed on a straight-line basis over a three-year period, which is considered to be the requisite service period.

The Company’s PRSUs contain various performance, market and service conditions that must be satisfied for an employee to earn the right to benefit from the award. The PRSUs vest upon achievement of various performance metrics or market conditions aligned to goals established by the Company. Expense is recognized on a straight-line basis over the requisite service period, based on the probability of achieving the performance or market conditions, with changes in expectations recognized as an adjustment to earnings in the period of the change. Compensation cost is not recognized for performance share units that do not vest because service or performance conditions are not satisfied, and any previously recognized compensation cost is reversed. Compensation cost is recognized for awards with a market condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied.
The weighted-average grant-date fair value per share of RSUs and PRSUs granted during each of the three months ended March 31, 2026 and 2025 were approximately $0.81 and $6.18, and $0.73 and $6.50, respectively.
The following table summarizes the RSU and PRSU activity during the three months ended March 31, 2026:

	RSUs	Weighted Average Grant Date Fair Value Per Unit	PRSUs(1)	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2025	7,617,889	$6.56	650,074	$8.60
Granted	32,489,207	0.81	35,253,019	0.73
Vested	(3,163,854)	6.15	(1,003,267)	8.25
Forfeited	(744,441)	5.11	(1,650,333)	7.19
Balance as of March 31, 2026	36,198,801	$1.38	33,249,493	$0.34
_______________________________________________________
(1)The number of PRSUs presented are based on actual or expected achievement of the respective performance goals and market conditions as of the end of the period.
Share-based Compensation Expense
Total share-based compensation expense related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of services, exclusive of depreciation and amortization	$2	$3
Selling, general and administrative	2	3
Total share-based compensation expense	$4	$6
As of March 31, 2026, total future compensation expense related to unvested RSUs was $46 million, which will be recognized over a remaining weighted-average amortization period of approximately 2.65 years. As of March 31, 2026, total future compensation expense related to unvested PRSUs was $13 million, which will be recognized over a remaining weighted-average amortization period of approximately 3.67 years.
Employee Stock Purchase Plan
In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares may be purchased at a discount of up to 15% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. As of March 31, 2026, there were 24,878,230 remaining shares available for grant and 4,503,334 shares issued under the ESPP. For the three months ended March 31, 2026 and March 31, 2025 the share-based compensation expense related to the ESPP was immaterial. Share-based compensation expense related to the ESPP is recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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
In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of March 31, 2026, the Seller Earnouts were excluded from the diluted earnings per share calculations.
Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic and diluted (net loss) earnings per share:
Numerator
Net Income (Loss) From Continuing Operations	$(19)	$(17)
Less: Net income (loss) attributable to noncontrolling interest	—	—
Net Income (loss) from continuing operations attributable to Alight, Inc.	$(19)	$(17)
Net Income (Loss) From Discontinued Operations, Net of Tax	—	(8)
Net Income (Loss) Attributable to Alight, Inc. - basic	$(19)	$(25)
Loss impact of conversion of noncontrolling interest	—	—
Net income (loss) attributable to Alight, Inc. - diluted	$(19)	$(25)
Denominator
Weighted-average shares outstanding - basic	524,744,108	532,297,681
Dilutive effect of the exchange of noncontrolling interest units	—	—
Dilutive effect of RSUs	—	—
Weighted-average shares outstanding - diluted	524,744,108	532,297,681

Basic and Diluted (net loss) earnings per share
Continuing operations	$(0.04)	$(0.03)
Discontinued operations	$—	$(0.02)
Net Income (Loss)	$(0.04)	$(0.05)
For the three months ended March 31, 2026, 484,358 units related to noncontrolling interests and 36,198,801 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 14,999,998 shares related to the Seller Earnouts and 33,249,493 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.
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
Information regarding the Company’s reportable segment is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue
Recurring	$498	$520
Project	36	28
Total Revenue	$534	$548
Less (1)
Cost of sales - Technology (2)	$70	$76
Cost of sales - Delivery, Customer Care and Other (3)	275	272
Stock Based Compensation	2	3
Depreciation and Amortization	31	26
Total Gross Profit	$156	$171
Selling, General, and Administrative (4)	91	97
Restructuring	12	4
Stock Based Compensation	2	3
Depreciation and Intangible Amortization	73	75
Interest expense	24	22
Other segment items (5)	(27)	(13)
Net Income (Loss) From Continuing Operations	$(19)	$(17)

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
(5)    Other segment items - include (gain)/loss from change in fair value of financial instruments, (gain)/loss from change in fair value of tax receivable agreement, other (income) expense, net and income taxes.
There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.
13. Derivative Financial Instruments
The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps
The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of March 31, 2026	Fixed Rate	Expiration Date
March 2022	June 2025	$1,197,000,000	$596,000,000	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$125,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$125,000,000	3.9100%	December 2026
During the three months ended March 31, 2026, we did not execute any new interest rate swaps. Our interest rate swaps have been designated as cash flow hedges.
Financial Instrument Presentation
The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	March 31, 2026	December 31, 2025
Assets
Other current assets	$5	$5
Other assets	—	—
Total	$5	$5

Liabilities
Other current liabilities	$1	$1
Other liabilities	—	—
Total	$1	$1
The Company estimates that approximately $4 million of derivative gains included in Accumulated other comprehensive income as of March 31, 2026 will be reclassified into earnings over the next twelve months.
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
The portion of the Seller Earnouts related to employee compensation was accounted for as share-based compensation. As all employee compensation associated with the Seller Earnouts was vested on July 2, 2024, no portion of the Seller Earnout as of March 31, 2026 was accounted for as share-based compensation. See Note 10, “Share-Based Compensation” for additional information.
As of March 31, 2026, all of the remaining Seller Earnouts were accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This liability is subject to remeasurement at each balance sheet date. At each of March 31, 2026, and December 31, 2025 the fair value of the Seller Earnouts was immaterial. As of March 31, 2026 there was no gain or loss recognized as a result of the fair value remeasurement of the Seller Earnouts. As of March 31, 2025 the fair value remeasurement of the Seller Earnouts resulted in a gain of $22 million. Gains or losses related to the remeasurement of Seller Earnouts are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Class B-1 and B-2 Seller Earnouts is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16, "Fair Value Measurement"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 44.70%, risk-free interest rate of 3.48%, expected holding period of 2.25 years, dividend participation, and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. A decrease in the risk-free interest rate or expected volatility would result in a decrease in the fair value measurement of the Seller Earnouts and vice versa.
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
At March 31, 2026 and December 31, 2025, the Class Z-A contingent consideration was no longer outstanding. For the three months ended March 31, 2026, and 2025, the Company did not record any losses or gains from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity that was ultimately re-allocated to the holders of Class Z instruments on July 2, 2024. See Note 9, “Stockholders’ Equity” for additional information regarding these instruments.
Additional Seller Note
As disclosed above in Note 1, “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on the Divestiture. As part of the sale, the Company received a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) with an initial fair value of $43 million as of July 12, 2024 to be issued by the Note Issuer. See Note 4, “Discontinued Operations” for additional information. The Additional Seller Note is considered a level 3 recurring fair value measurement. In June 2025, the Company determined the fair value of the Additional Seller Note was zero. This value remained unchanged as of March 31, 2026 and is subject to final confirmation of financial performance in accordance with the terms and conditions of the agreement. As a result, for the three months ended March 31, 2026, the Company did not record any gains or losses from the fair value remeasurement of the Additional Seller Note. For the three months ended March 31, 2025, the Company recorded a loss of $14 million from the fair value remeasurement of the Additional Seller Note. Gains or losses related to the recurring fair value remeasurement of the Additional Seller Note are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Additional Seller Note was determined using a variation of the income approach (Level 3 inputs, see Note 16, "Fair Value Measurement"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: expected Adjusted EBITDA, expected maturity of 4.28 years for the Additional Seller Note, the Divested Business's estimated cost of debt, and the likelihood of reaching the performance targets defined in the Purchase Agreement.
15. Tax Receivable Agreement
In connection with the Business Combination, Alight entered into a tax receivable agreement (the "Tax Receivable Agreement" or the "TRA") with certain owners of Alight Holdings prior to the Business Combination. Pursuant to the TRA, the Company will pay holders of TRA interests, as applicable, 85% of any savings that we realize, calculated using certain assumptions, as a result of (i) tax basis adjustments from sales and exchanges of Alight Holdings equity interests in connection with or following the Business Combination and certain distributions with respect to Alight Holdings equity interests, (ii) our utilization of certain tax attributes, and (iii) certain other tax benefits related to entering into the TRA.
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
The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at March 31, 2026 assumes: (i) a blended U.S. federal, state and local income tax rate of 26.6%; (ii) the latest estimates in taxable income inclusive of the OBBBA, which was enacted into law in the U.S. in July 2025; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 8.2%.

Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value on a recurring basis. During the three months ended March 31, 2026, and 2025, there were no significant exchanges. As such, no material additional TRA liability was established as a result of the exchanges. As of March 31, 2026, $297 million of the TRA liability was measured at fair value on a recurring basis and $212 million was undiscounted and not remeasured at fair value. During the first quarter of 2026, the Company received an Objection Notice from the TRA Party Representative with respect to certain methodology used to prepare a portion of the Tax Benefit Schedule that calculates our 2026 Tax Benefit Payments to the TRA Parties (all capitalized terms as defined in the TRA). The Company disagrees with the TRA Party Representative’s assertions and is proceeding through the dispute mechanisms as set forth in the TRA agreement. During the three months ended March 31, 2026, consistent with the TRA agreement, the Company paid $136 million, representing what it considered the undisputed amount. The Company intends to vigorously contest the TRA Party Representative's assertions in the Objection Notice. If the TRA Party Representative nonetheless prevails in its position or the Company resolves the dispute consensually, the Company currently estimates that a resolution could increase the 2026 Tax Benefit Payments by up to $40 million above the undisputed amount paid during the three months ended March 31, 2026, plus interest as further detailed in the TRA. The Objection Notice does not address the Company's current 2027 Tax Benefit Payments estimate.
The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable Agreement Liability
Beginning balance as of December 31, 2025	$664
Fair value remeasurement	(19)
Payments	(136)
Ending balance as of March 31, 2026	509
Less: current portion included in other current liabilities	(20)
Total long-term tax receivable agreement liability	$489
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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$5	$—	$5
Additional seller note	—	—	—	—
Total assets recorded at fair value	$—	$5	$—	$5

Liabilities
Interest rate swaps	$—	$1	$—	$1
Seller earnouts liability	—	—	—	—
Tax receivable agreement liability (1)	—	—	297	297
Total liabilities recorded at fair value	$—	$1	$297	$298

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$5	$—	$5
Additional seller note	—	—	—	—
Total assets recorded at fair value	$—	$5	$—	$5

Liabilities
Interest rate swaps	$—	$1	$—	$1
Seller earnouts liability	—	—	—	—
Tax receivable agreement liability (1)	—	—	435	435
Total liabilities recorded at fair value	$—	$1	$435	$436
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

Additional Disclosures Regarding Fair Value Measurements
The fair value of the Company’s debt is classified as Level 2 and the Seller note is classified as Level 3 within the fair value hierarchy and corroborated by observable market data is as follows (in millions):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Seller note	$44	$48	$42	$46
Total assets	$44	$48	$42	$46

Liabilities
Current portion of long-term debt, net	$20	$15	$20	$19
Long-term debt, net	1,980	1,426	1,985	1,903
Total	$2,000	$1,441	$2,005	$1,922
The carrying value of the Term Loan includes the outstanding principal balance, less any unamortized premium.
The carrying amounts of Cash and cash equivalents, Receivables, net and Accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.
During each of the three months ended March 31, 2026 and 2025, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.
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
Post-Separation Plan
On May 6, 2025, the Audit Committee of the Board of Directors of the Company approved a program (the “Post-Separation Plan” or “PSP”) intended to further optimize our operations following the sale of the Divested Business in July 2024. The PSP includes simplifying our post-divestiture operating model, rationalizing our technology spend, expanding our use of artificial intelligence and automation and continued optimization of real estate. The Company currently expects to record in the aggregate approximately $69 million in pre-tax restructuring costs over the duration of the PSP, which includes primarily cash severance payments and other restructuring cash payments and charges related to technology spend, professional services and optimization of real estate. The Company estimates an annual savings of over $75 million after the PSP is completed. The PSP commenced in the second quarter of 2025 and is expected to be substantially completed over an estimated fifteen-month period from the commencement date. These charges are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type (in millions):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Inception to Date	Estimated Remaining Cost	Estimated Total Cost

Transformation Program
Severance and Related Benefits	$—	$2	$45	$—	$45
Other Restructuring Costs(1)	—	2	95	—	95
Total Transformation Program Costs	$—	$4	$140	$—	$140

Post-Separation Plan
Severance and Related Benefits	$1	$—	$21	$1	$22
Other Restructuring Costs(1)	11	—	$42	5	47
Total PSP Costs	$12	$—	$63	$6	$69
Total Restructuring Costs	$12	$4	$203	$6	$209
(1)Other restructuring costs primarily include data center exit costs, optimization of real estate, third-party fees associated with the restructuring, and costs associated with transitioning existing technology and processes. For the three months ended March 31, 2026, the Company recorded a $4 million loss on abandonment for certain facilities. The related liabilities will be satisfied under the original terms of the lease, unless buy-outs can be negotiated.
As of March 31, 2026, approximately $8 million of the Company's total severance and related benefits restructuring liability was unpaid and recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and Related Benefits
	Transformation Program	Post-Separation Plan	Total
(in millions)
Accrued restructuring liability as of December 31, 2025	$3	$10	$13
Severance and related benefits	—	1	1
Cash payments	(1)	(5)	(6)
Accrued restructuring liability as of March 31, 2026	$2	$6	$8
18. Employee Benefits
Defined Contribution Savings Plans
Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For each of the three months ended March 31, 2026, and 2025, expenses were $7 million. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
19. Commitments and Contingencies
Legal Matters
The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded on the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025 were not significant.

Putative Private Securities Class Action
On March 16, 2026, a putative private securities class action lawsuit was filed in the U.S. District Court for the Northern District of Illinois against the Company, its former Chief Executive Officer and Vice Chair of the Board of Directors, David D. Guilmette, and its former Chief Financial Officer, Jeremy J. Heaton, on behalf of certain purchasers of securities of the Company (the “Securities Class Action”). Claims in the Securities Class Action include (i) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all Defendants, and (ii) alleged violations of Section 20(a) of the Exchange Act against the Company and/or David D. Guilmette and Jeremy J. Heaton. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning the Company’s growth potential, ability to execute on business plans, financial stability, and the sustainability of its recently initiated dividend program. The Company intends to defend against the lawsuit vigorously. The lawsuit is in the early stages, and at this time the Company cannot reasonably estimate the likelihood or amount of any potential loss.
On April 20, 2026, a derivative complaint was filed in the U.S. District Court for the Northern District of Illinois against nominal Defendant Alight Inc.; its former Chief Executive Officer, David D. Guilmette; its former Chief Financial Officer, Jeremy J. Heaton; and eleven current and former members of the Alight Board. Along with alleged violations of Section 10(b) and Rule 10b-5 premised on similar allegations to those in the Securities Class Action, Plaintiff seeks to recover for alleged breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The Company intends to defend against the lawsuit vigorously. The lawsuit is in the early stages, and at this time the Company cannot reasonably estimate the likelihood or amount of any potential loss.
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
Purchase Obligations
In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $250 million over a 5-year term. The Company’s total expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $77 million, $80 million, $62 million, and $17 million for the remainder of 2026 and the years ended 2027, 2028, and 2029, respectively and none thereafter, totaling $236 million.
Service Obligations
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. Effective April 1, 2025, the Company executed Amendment No. 2 which adjusted the mix of services provided by Wipro. Effective January 25, 2026, the Company executed Amendment No. 5 to extend the agreement through August 31, 2029. The Company may terminate certain elements of its arrangement with Wipro for cause or for the Company’s convenience with no penalty prior to August 31, 2029. If an unconsumed portion of the obligation remains after August 31, 2029, then the Company shall satisfy the obligation by paying Wipro the remaining unconsumed portion by September 30, 2029. Following the amendments, the Company’s expected remaining cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $85 million, $70 million, $39 million, and $15 million for the remainder of 2026 and the years ended 2027, 2028, and 2029, respectively, and none thereafter, totaling $209 million.

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
Business Combination
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of March 31, 2026, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of March 31, 2026.
Divestiture
On July 12, 2024, the Company, completed the previously announced sale (the “Transaction”) of the “Divested Business” entities affiliated with H.I.G. Capital, L.L.C. (collectively, “Buyer”), pursuant to the terms of the Stock and Asset Purchase Agreement (the “Purchase Agreement”), dated as of March 20, 2024. Under the terms of the Purchase Agreement, the Buyer agreed to acquire the Divested Business for total consideration of up to $1.2 billion, in the form of (1) $1.0 billion in cash (the “Closing Cash Consideration”) payable at the closing of the transactions (the “Closing”) contemplated by the Purchase Agreement, (2) a note with an aggregate principal amount of $50 million, and an initial fair value of $35 million as of July 12, 2024 issued at Closing (the “Seller Note”) by an indirect parent of Buyer (the “Note Issuer”) and (3) contingent upon the financial performance of the Divested Business for the 2025 fiscal year, a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) and an initial fair value of $43 million as of July 12, 2024 to be issued by the Note Issuer. The Seller Note has a stated interest rate of 8.0% which is expected to mature in July 2030.

EXECUTIVE SUMMARY OF FINANCIAL RESULTS
The following table sets forth our historical results of operations for the periods indicated below:

	Three Months Ended March 31,
(in millions)	2026	2025
Revenue	$534	$548
Cost of services, exclusive of depreciation and amortization	347	351
Depreciation and amortization	31	26
Gross Profit	156	171

Operating Expenses
Selling, general and administrative	105	104
Depreciation and intangible amortization	73	75
Total Operating expenses	178	179
Operating Income (Loss) From Continuing Operations	(22)	(8)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	—	(8)
(Gain) Loss from change in fair value of tax receivable agreement	(19)	9
Interest expense	24	22
Other (income) expense, net	(1)	(11)
Total Other (income) expense, net	4	12
Income (Loss) From Continuing Operations Before Taxes	(26)	(20)
Income tax expense (benefit)	(7)	(3)
Net Income (Loss) From Continuing Operations	(19)	(17)
Net Income (Loss) From Discontinued Operations, Net of Tax	—	(8)
Net Income (Loss)	(19)	(25)
Net income (loss) attributable to noncontrolling interests	—	—
Net Income (Loss) Attributable to Alight, Inc.	$(19)	$(25)
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
Results of Continuing Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue
Revenues were $534 million for the three months ended March 31, 2026 as compared to $548 million for the prior year period. The decrease of $14 million, or 2.6%, was driven by lower Net Commercial Activity, partially offset by higher project revenue. The Company continues to experience larger losses from client contract renewals and lower than expected bookings, which has impacted revenue growth and is expected to continue to impact revenue growth during fiscal year 2026.
Recurring revenues for the three months ended March 31, 2026 decreased by $22 million, or 4.2%, from $520 million in the prior year period to $498 million, primarily driven by lower Net Commercial Activity.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization decreased $4 million, or 1.1%, for the three months ended March 31, 2026 and was primarily attributable to productivity savings.
Depreciation and Amortization
Depreciation and amortization expenses increased by $5 million, or 19.2%, as compared to the prior year period, primarily driven by capitalized software.
Selling, General and Administrative
Selling, general and administrative expenses increased $1 million, or 1.0%, for the three months ended March 31, 2026 and were consistent with the prior year period.

Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses were consistent with the prior year period.
Change in Fair Value of Financial Instruments
There was no gain or loss related to the change in the fair value of financial instruments for the three months ended March 31, 2026 compared to a gain of $8 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are primarily due to changes in the underlying assumptions of each respective instrument, including changes in the risk-free interest rate, volatility, cost of debt, forecasts, and the closing stock price for the period. See Note 14, "Financial Instruments" within the Condensed Consolidated Financial Statements for additional information.
Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a gain of $19 million for the three months ended March 31, 2026, an increase of $28 million compared to a loss of $9 million for the prior year period. The change in fair value was due to changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate and the passage of time.
Interest Expense
Interest expense increased $2 million for the three months ended March 31, 2026 as compared to the prior year period. The increase was due to higher interest expense net of swaps and lower interest income.
Other (Income) Expense, net
Under the terms of the TSA as described in Note 4 "Discontinued Operations" within the Condensed Consolidated Financial Statements, the Company had provided technology infrastructure, risk and security, and various other corporate services to the Divested Business subsequent to the close. For the three months ended March 31, 2026, we recorded an immaterial amount of income for services performed under the TSA. For the three months ended March 31, 2025, we recorded $10 million for services performed under the TSA. TSA services income is recorded in Other (income) expense, net. The corresponding expenses were recognized in Cost of services and Selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Income (Loss).
Income (Loss) From Continuing Operations Before Taxes
Loss from continuing operations before taxes was $26 million for the three months ended March 31, 2026 as compared to a loss from continuing operations before taxes of $20 million for the three months ended March 31, 2025. The increase in loss was primarily attributable to lower operating profit and the change in fair value of financial instruments, partially offset by the change in fair value of the TRA.
Income Tax Expense (Benefit)
Income tax benefit was $7 million for the three months ended March 31, 2026, as compared to an income tax benefit of $3 million for the prior year period. The effective tax rate of 27% for the three months ended March 31, 2026 was higher than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. The effective tax rate of 15% for the three months ended March 31, 2025 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. See Note 7, “Income Taxes” within the Condensed Consolidated Financial Statements for additional information.
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

A reconciliation of Adjusted Net Income (Loss) From Continuing Operations and the computation of Adjusted Diluted Earnings Per Share From Continuing Operations is as follows:

	Three Months Ended March 31,
(in millions, except share and per share amounts)	2026	2025
Numerator:
Net Income (Loss) From Continuing Operations Attributable to Alight, Inc. (1)	$(19)	(17)
Conversion of noncontrolling interest	—	—
Intangible amortization	70	71
Share-based compensation	4	6
Transaction and integration expenses (2)	4	3
Restructuring	12	4
(Gain) Loss from change in fair value of financial instruments	—	(8)
(Gain) Loss from change in fair value of tax receivable agreement	(19)	9
Other	1	1
Tax effect of adjustments (3)	(18)	(17)
Adjusted Net Income From Continuing Operations	$35	$52

Denominator:
Weighted average shares outstanding - basic	524,744,108	532,297,681
Dilutive effect of the exchange of noncontrolling interest units	—	—
Dilutive effect of RSUs	—	—
Weighted average shares outstanding - diluted	524,744,108	532,297,681
Exchange of noncontrolling interest units(4)	484,358	510,115
Impact of unvested RSUs(5)	36,198,801	8,464,404
Adjusted shares of Class A Common Stock outstanding - diluted(6)(7)	561,427,267	541,272,200

Basic (Net Loss) Earnings Per Share From Continuing Operations	$(0.04)	$(0.03)
Diluted (Net Loss) Earnings Per Share From Continuing Operations	$(0.04)	$(0.03)
Adjusted Diluted Earnings Per Share From Continuing Operations	$0.06	$0.10
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
(7)Excludes approximately 33.2 million and 10.0 million performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance and market conditions as of March 31, 2026 and 2025, respectively.
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

	Three Months Ended March 31,
(in millions)	2026	2025
Net Income (Loss) From Continuing Operations	$(19)	$(17)
Interest expense	24	22
Income tax expense (benefit)	(7)	(3)
Depreciation	34	30
Intangible amortization	70	71
EBITDA From Continuing Operations	102	103
Share-based compensation	4	6
Transaction and integration expenses (1)	4	3
Restructuring	12	4
(Gain) Loss from change in fair value of financial instruments	—	(8)
(Gain) Loss from change in fair value of tax receivable agreement	(19)	9
Other	1	1
Adjusted EBITDA From Continuing Operations (2)	$104	$118
Revenue	$534	$548
Adjusted EBITDA Margin From Continuing Operations (3)	19.5%	21.5%
(1)Transaction and integration expenses primarily relate to acquisition and divestiture activities.
(2)Adjusted EBITDA excludes the impact of discontinued operations.
(3)Adjusted EBITDA Margin From Continuing Operations is defined as Adjusted EBITDA From Continuing Operations as a percentage of revenue.
Employer Solutions Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenue Disaggregation

	Three Months Ended March 31,
($ in millions)	2026	2025
Employer Solutions Revenue
Recurring	$498	$520
Project	36	28
Total Employer Solutions Revenue	$534	$548
Employer Solutions revenue was $534 million for the three months ended March 31, 2026 as compared to $548 million for the prior year period. The overall decrease of $14 million was primarily driven by decreases in Net Commercial Activity, partially offset by an increase in project revenue.
Gross Profit to Adjusted Gross Profit Reconciliation for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Adjusted gross profit is defined as revenue less cost of services adjusted for depreciation, amortization and share-based compensation. Adjusted gross profit margin percent is defined as adjusted gross profit divided by revenue. Management uses adjusted gross profit and adjusted gross profit margin percent as key measures in making financial, operating and planning decisions and in evaluating our performance. We believe that presenting adjusted gross profit and adjusted gross profit margin percent is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison between periods.

	Three Months Ended March 31,
(in millions)	2026	2025
Gross Profit	$156	$171
Add: stock-based compensation	2	3
Add: depreciation and amortization	31	26
Adjusted Gross Profit	189	$200
Gross Profit Margin	29.2%	31.2%
Adjusted Gross Profit Margin	35.4%	36.5%
Employer Solutions gross profit was $156 million for the three months ended March 31, 2026 compared to $171 million for the prior year period. The decrease of $15 million was driven by lower revenues. Employer Solutions adjusted gross profit decreased $11 million for the three months ended March 31, 2026 to $189 million from $200 million in the prior year period, primarily driven by lower revenues.
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

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Non-GAAP free cash flow reconciliation:
Cash provided by operating activities - continuing operations	$79	$73
Capital expenditures	(26)	(29)
Non-GAAP free cash flow	$53	$44
Net cash provided by operating activities - continuing operations was $79 million for the three months ended March 31, 2026 as compared to $73 million for the three months ended March 31, 2025. The increase in cash provided by operating activities was primarily due to changes in our net working capital requirements.
Free cash flow was $53 million for the three months ended March 31, 2026 compared to $44 million from the prior period. The increase in free cash flow was primarily due to an increase in cash provided from operations and lower capital expenditures.
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
Indebtedness
As of March 31, 2026, we had outstanding long-term debt in the form of term loans for an aggregate principal amount of $1,980 million, which mature in 2028. In addition, we have a $330 million revolving credit facility with a maturity date of May 31, 2030, As of March 31, 2026, no amounts were borrowed or outstanding under our revolving credit facility agreement.
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
During the three months ended March 31, 2026, the Company did not repurchase any shares of Class A Common Stock. As of March 31, 2026, the total remaining amount authorized for repurchase was $216 million.
Cash Dividends
On February 19, 2026, the Company announced it replaced its cash dividend on its Class A common stock, par value $0.0001 per share, with other capital allocation activities, including deleveraging the balance sheet and continuing our share repurchase program, subject to market and other conditions.
Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.
The following table provides a summary of cash flows from continuing operating, investing, and financing activities for the periods presented.

	Three Months Ended March 31,
(in millions)	2026	2025
Cash provided by operating activities - continuing operations	$79	$73
Cash provided by (used in) investing activities - continuing operations	(26)	(29)
Cash used for financing activities - continuing operations	(156)	(176)
Operating Activities
Net cash provided by operating activities - continuing operations was $79 million for the three months ended March 31, 2026 as compared to $73 million for the three months ended March 31, 2025. The increase in cash provided by operating activities was primarily due to changes in our net working capital requirements.
Investing Activities
Cash used in investing activities - continuing operations was $26 million for the three months ended March 31, 2026 as compared to cash used in investing activities of $29 million for the three months ended March 31, 2025. The decrease in cash used in investing activities was primarily driven by lower capital expenditures.
Financing Activities
Cash used in financing activities - continuing operations for the three months ended March 31, 2026 was $156 million as compared to cash used in financing activities of $176 million for the three months ended March 31, 2025. The primary drivers of cash used in financing activities for the three months ended March 31, 2026 were $136 million of TRA payments, a $9 million net decrease in fiduciary liabilities, $5 million of finance lease payments, $5 million of debt repayments, and $1 million of shares/units withheld in lieu of taxes. The decrease in fiduciary cash was primarily due to timing of client funding and subsequent disbursement of payments.
Cash, Cash Equivalents and Fiduciary Assets
At March 31, 2026, our continuing operations cash and cash equivalents were $178 million, a decrease of $95 million from December 31, 2025. Of the total balances of cash and cash equivalents as of March 31, 2026 and December 31, 2025, none of the balances were restricted as to use.
Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Condensed Consolidated

Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our continuing operations Fiduciary assets included cash of $239 million and $248 million at March 31, 2026 and December 31, 2025, respectively.
Other Liquidity Matters
Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. For further information, see the “Risk Factors” section within Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 24, 2026.
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
Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. During the first quarter of 2026, the Company received an Objection Notice from the TRA Party Representative with respect to certain methodology used to prepare a portion of the Tax Benefit Schedule that calculates our 2026 Tax Benefit Payments to the TRA Parties (all capitalized terms as defined in the TRA). The Company disagrees with the TRA Party Representative’s assertions and is proceeding through the dispute mechanisms as set forth in the TRA agreement. During the three months ended March 31, 2026, consistent with the TRA agreement, the Company paid $136 million, representing what it considered the undisputed amount. The Company intends to vigorously contest the TRA Party Representative's assertions in the Objection Notice. If the TRA Party Representative nonetheless prevails in its position or the Company resolves the dispute consensually, the Company currently estimates that a resolution could increase the 2026 Tax Benefit Payments by up to $40 million above the undisputed amount paid during the three months ended March 31, 2026, plus interest as further detailed in the TRA. The Objection Notice does not address the Company's current 2027 Tax Benefit Payments estimate.
Contractual Obligations and Commitments
Our material contractual obligations include debt, non-cancellable contractual service and purchase obligations and lease obligations. For additional information regarding debt and non-cancellable contractual service and purchases obligations, see the Condensed Consolidated Financial Statements within Item 1 of this Quarterly Report on Form 10-Q, Note 8, “Debt”, and Note 19, “Commitments and Contingencies”.
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. Effective April 1, 2025, the Company executed Amendment No. 2 which adjusted the mix of services provided by Wipro. Effective January 25, 2026, the Company executed Amendment No. 5 to extend the agreement through August 31, 2029. The Company may terminate certain elements of its arrangement with Wipro for cause or for the Company’s convenience with no penalty prior to August 31, 2029. If an unconsumed portion of the obligation remains after August 31, 2029, then the Company shall satisfy the obligation by paying Wipro the remaining unconsumed portion by September 30, 2029. Following the amendments, the Company’s expected remaining cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $85 million, $70 million, $39 million, and $15 million for the remainder of 2026 and the years ended 2027, 2028, and 2029, respectively, and none thereafter, totaling $209 million.
OFF BALANCE SHEET ARRANGEMENTS
We do not have any off balance sheet arrangements.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes from the Critical Accounting Estimates disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025. Please refer to "Critical Accounting Estimates" described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report. Our exposures to market risk have not changed materially since the filing of the Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, the Company's disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party to a variety of legal proceedings that arise in the normal course of our business. While the results of these legal proceedings cannot be predicted with certainty, we believe that the final outcome of these proceedings will not have a material adverse effect, individually or in the aggregate, on our results of operations or financial condition. The information required with respect to this item can be found under Note 19, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report and is incorporated by reference into this Item 1.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report filed with the SEC on February 24, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
There have been no material changes from the risk factors previously disclosed under "Part I, Item IA. Factors" in the Company’s filing mentioned in the aforementioned paragraph.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase issued and outstanding shares of Class A Common Stock from time to time, depending on market conditions and alternate uses of capital. The Program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. We did not purchase any shares of our Class A Common Stock during the three months ended March 31, 2026.
Item 5. Other Information.
Trading Arrangements

During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement, or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

3.1	Amended and Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
3.2	Amended and Restated Bylaws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021).
10.1*†	Consulting Services Agreement, dated as of January 21, 2026, relating to Dinesh Tulsiani consulting arrangement.
10.2*+	Form of Performance Stock Unit Grant Award Agreement (Special Grant Under Tiered Value Realization Program) under the Alight, Inc. 2021 Omnibus Incentive Plan.
10.3*+	Form of Time-Based Restricted Stock Unit Grant Award Agreement for Employees under the Alight, Inc. 2021 Omnibus Incentive Plan.
10.4*+	Form of Performance-Based Restricted Stock Unit Grant Award Agreement for Employees under the Alight, Inc. 2021 Omnibus Incentive Plan.
10.5*+	Form of Time-Based Restricted Stock Unit Grant Award Agreement for the Executive Leadership Team under the Alight, Inc. 2021 Omnibus Incentive Plan.
10.6*+	Form of Performance-Based Restricted Stock Unit Grant Award Agreement for the Executive Leadership Team under the Alight, Inc. 2021 Omnibus Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Alight, Inc.
(Registrant)

Date: May 5, 2026	By:	/s/ Gregory Giometti
Gregory Giometti
Interim Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)