Form 10-Q
period 2026-06-30
Alight, Inc. / Delaware
filed 2026-08-04
CIK 1809104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-39299
Alight, Inc.
(Exact Name of Registrant as Specified in its Charter)
_______________________________________________

Delaware	86-1849232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
510 Lake Cook Road, Suite 400, Deerfield, IL	60015
(Address of principal executive offices)	(Zip Code)
(224) 737-7000
(Registrant’s telephone number, including area code)
320 South Canal Street,
50th Floor, Suite 5000, Chicago, IL, 60606
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
As of July 30, 2026, the registrant had 26,419,410 shares of Class A Common Stock, par value $0.0001 per share, 247,733 shares of Class B-1 Common Stock, par value $0.0001 per share, 247,733 shares of Class B-2 Common Stock, par value $0.0001 per share, and 24,217 shares of Class V Common Stock, par value $0.0001 per share, outstanding. The foregoing reflects the reverse stock split of the registrant's outstanding common stock that became effective as of Tuesday, June 30, 2026, at 5:00 p.m. Eastern Time (the “Effective Time”). The registrant's Class A Common Stock began trading on a split-adjusted basis on the New York Stock Exchange (“NYSE”) under the existing symbol (ALIT) when the market opened on Wednesday, July 1, 2026.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alight, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$215	$273
Receivables, net	340	387
Other current assets	185	234
Fiduciary assets	233	248
Total Current Assets	973	1,142
Goodwill	83	83
Intangible assets, net	2,433	2,573
Fixed assets, net	355	378
Deferred tax assets, net	32	15
Other assets	392	377
Total Assets	$4,268	$4,568

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$225	$253
Current portion of long-term debt, net	20	20
Other current liabilities	205	353
Fiduciary liabilities	233	248
Total Current Liabilities	683	874
Deferred tax liabilities	15	14
Long-term debt, net	1,976	1,985
Long-term tax receivable agreement	443	508
Other liabilities	125	141
Total Liabilities	$3,242	$3,522
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 50.0 shares authorized; 28.5 and 28.3 shares issued, and 26.4 and 26.2 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class B Common Stock: $0.0001 par value, 1.0 shares authorized; 0.5 and 0.5 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class V Common Stock: $0.0001 par value, 8.8 shares authorized; 0.02 and 0.02 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class Z Common Stock: $0.0001 par value, 0.6 shares authorized; none issued and outstanding	—	—
Treasury stock, at cost (2.1 and 2.1 shares at June 30, 2026 and December 31, 2025, respectively)	(284)	(284)
Additional paid-in-capital	5,076	5,065
Accumulated deficit	(3,786)	(3,757)
Accumulated other comprehensive income	18	20
Total Alight, Inc. Stockholders' Equity	$1,024	$1,044
Noncontrolling interest	2	2
Total Stockholders' Equity	$1,026	$1,046
Total Liabilities and Stockholders' Equity	$4,268	$4,568
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenue	$511	$528	$1,045	$1,076
Cost of services, exclusive of depreciation and amortization	337	325	684	676
Depreciation and amortization	32	27	63	53
Gross Profit	142	176	298	347

Operating Expenses
Selling, general and administrative	109	130	214	234
Depreciation and intangible amortization	73	73	146	148
Goodwill impairment	—	983	—	983
Total Operating expenses	182	1,186	360	1,365
Operating Income (Loss) From Continuing Operations	(40)	(1,010)	(62)	(1,018)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	—	28	—	20
(Gain) Loss from change in fair value of tax receivable agreement	(46)	23	(65)	32
Interest expense	24	22	48	44
Other (income) expense, net	1	(7)	—	(18)
Total Other (income) expense, net	(21)	66	(17)	78
Income (Loss) From Continuing Operations Before Taxes	(19)	(1,076)	(45)	(1,096)
Income tax expense (benefit)	(9)	(3)	(16)	(6)
Net Income (Loss) From Continuing Operations	(10)	(1,073)	(29)	(1,090)
Net Income (Loss) From Discontinued Operations, Net of Tax	—	(1)	—	(9)
Net Income (Loss)	(10)	(1,074)	(29)	(1,099)
Net income (loss) attributable to noncontrolling interests	—	(1)	—	(1)
Net Income (Loss) Attributable to Alight, Inc.	$(10)	$(1,073)	$(29)	$(1,098)

Earnings (Loss) Per Share
Basic and Diluted
Continuing operations	$(0.38)	$(40.57)	$(1.10)	$(41.06)
Discontinued operations	$—	$(0.04)	$—	$(0.34)
Net Income (Loss)	$(0.38)	$(40.61)	$(1.10)	$(41.40)

Net Income (Loss)	$(10)	$(1,074)	$(29)	$(1,099)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(1)	(5)	—	(13)
Foreign currency translation adjustments	—	—	(2)	—
Total Other comprehensive income (loss), net of tax:	(1)	(5)	(2)	(13)
Comprehensive Income (Loss) Before Noncontrolling Interests	(11)	(1,079)	(31)	(1,112)
Comprehensive income (loss) attributable to noncontrolling interests	—	(1)	—	(1)
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(11)	$(1,078)	$(31)	$(1,111)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at March 31, 2026	$—	$(284)	$5,068	$(3,776)	$19	$1,027	$2	$1,029
Net income (loss)	—	—	—	(10)	—	(10)	—	(10)
Other comprehensive income (loss), net	—	—	—	—	(1)	(1)	—	(1)
Common stock issued under ESPP	—	—	1	—	—	1	—	1
Share-based compensation expense	—	—	7	—	—	7	—	7
Balance at June 30, 2026	$—	$(284)	$5,076	$(3,786)	$18	$1,024	$2	$1,026

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at March 31, 2025	$—	$(239)	$5,114	$(685)	$39	$4,229	$4	$4,233
Net income (loss)	—	—	—	(1,073)	—	(1,073)	(1)	(1,074)
Other comprehensive income (loss), net	—	—	—	—	(5)	(5)	—	(5)
Common Stock issued under ESPP	—	—	4	—	—	4	—	4
Share-based compensation expense	—	—	5	—	—	5	—	5
Share repurchases	—	(20)	—	—	—	(20)	—	(20)
Dividends	—	—	(22)	—	—	(22)	—	(22)
Balance at June 30, 2025	$—	$(259)	$5,101	$(1,758)	$34	$3,118	$3	$3,121

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2025	$—	$(284)	$5,065	$(3,757)	$20	$1,044	$2	$1,046
Net income (loss)	—	—	—	(29)	—	(29)	—	(29)
Other comprehensive income (loss), net	—	—	—	—	(2)	(2)	—	(2)
Common stock issued under ESPP	—	—	1	—	—	1	—	1
Share-based compensation expense	—	—	11	—	—	11	—	11
Shares withheld in lieu of taxes	—	—	(1)	—	—	(1)	—	(1)
Balance at June 30, 2026	$—	$(284)	$5,076	$(3,786)	$18	$1,024	$2	$1,026

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2024	$—	$(219)	$5,141	$(660)	$47	$4,309	$4	$4,313
Net income (loss)	—	—	—	(1,098)	—	(1,098)	(1)	(1,099)
Other comprehensive income (loss), net	—	—	—	—	(13)	(13)	—	(13)
Common Stock issued under ESPP	—	—	4	—	—	4	—	4
Share-based compensation expense	—	—	11	—	—	11	—	11
Shares withheld in lieu of taxes	—	—	(11)	—	—	(11)	—	(11)
Share repurchases	—	(40)	—	—	—	(40)	—	(40)
Dividends	—	—	(43)	—	—	(43)	—	(43)
Other	—	—	(1)			(1)	—	(1)
Balance at June 30, 2025	$—	$(259)	$5,101	$(1,758)	$34	$3,118	$3	$3,121

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Operating activities:
Net Income (Loss) From Continuing Operations	$(29)	$(1,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	69	60
Intangible asset amortization	140	141
Noncash lease expense	4	5
Financing fee and premium amortization	1	1
Share-based compensation expense	11	11
(Gain) loss from change in fair value of financial instruments	—	20
(Gain) loss from change in fair value of tax receivable agreement	(65)	32
Deferred tax expense (benefit)	(16)	(8)
Goodwill impairment	—	983
Other	7	11
Changes in operating assets and liabilities:
Accounts receivable	47	60
Accounts payable and accrued liabilities	(28)	(76)
Other assets and liabilities	11	9
Cash provided by operating activities - continuing operations	152	159
Cash provided by operating activities - discontinued operations	—	—
Net cash provided by operating activities	$152	$159
Investing activities:
Capital expenditures	(51)	(57)
Cash provided by (used in) investing activities - continuing operations	(51)	(57)
Cash used in investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	$(51)	$(57)
Financing activities:
Dividend payments	(1)	(43)
Net increase (decrease) in fiduciary liabilities	(15)	(24)
Repayments to banks	(10)	(10)
Principal payments on finance lease obligations	(9)	(12)
Payments on tax receivable agreements	(136)	(100)
Tax payment for shares/units withheld in lieu of taxes	(1)	(11)
Repurchase of shares	—	(40)
Other financing activities	(1)	(2)
Cash used in financing activities - continuing operations	(173)	(242)
Cash provided by (used in) financing activities - discontinued operations	—	—
Net Cash provided by (used in) financing activities	$(173)	$(242)
Effect of exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	(1)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash - discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(73)	(140)
Cash, cash equivalents and restricted cash balances from:
Continuing operations - beginning of year	$521	$582
Discontinued operations - beginning of year	—	—
Less discontinued operations - end of period	—	—
Continuing operations - end of period	$448	$442
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$215	$227
Restricted cash included in fiduciary assets	233	215
Total cash, cash equivalents and restricted cash	$448	$442

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset additions acquired through finance leases	$7	$6
Right of use asset additions acquired through operating leases	7	9

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
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of June 30, 2026, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of June 30, 2026.
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
Reverse Stock Split
At Alight's 2026 Annual Meeting of Stockholders held on June 10, 2026, stockholders approved a reverse stock split of Alight's outstanding common stock and a corresponding decrease in the number of authorized shares of each class and series of common stock (the "Reverse Stock Split"). On June 10, 2026, the Company's Board of Directors determined to effectuate the Reverse Stock Split at a ratio of 1-for-20. The Reverse Stock Split became effective as of Tuesday, June 30, 2026, at 5:00 p.m. Eastern Time (the "Effective Time"). Alight’s Class A Common Stock began trading on a split-adjusted basis on the NYSE under the existing symbol (ALIT) when the market opened on Wednesday, July 1, 2026.
As of the Effective Time, every 20 issued and outstanding shares of Alight’s Class A Common Stock, Class B non-voting common stock (including Class B-1 Common Stock and Class B-2 Common Stock), and Class V Common Stock was reclassified into one issued and outstanding share of Alight’s Class A Common Stock, Class B non-voting common stock (including Class B-1 Common Stock and Class B-2 Common Stock), and Class V Common Stock, respectively. Additionally, the total number of shares Alight is authorized to issue and number of authorized shares of Class A Common Stock, Class B non-voting common stock (including Class B-1 Common Stock, Class B-2 Common Stock and Class B-3 Common Stock), Class V Common Stock and Class Z non-voting common stock (including the Class Z-A Common Stock, Class Z-B-1 Common Stock and Class Z-B-2 Common Stock) was correspondingly decreased. Proportionate adjustments were also made to Alight’s outstanding equity-based awards and equity plans as well as to the outstanding limited liability company units of Alight Holdings in accordance with the terms of the applicable agreements.
No fractional shares were issued as a result of the reverse stock split. Stockholders otherwise entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment in an amount equal to the fair value thereof as of the Effective Time (as determined by the Board and without interest) in lieu of such fractional shares. The Company's total stockholder's equity and the par value of each class and series of the Company’s common stock did not change as a result of the Reverse Stock Split.
All issued and outstanding common stock, authorized share, share price, weighted average shares outstanding, earnings (loss) per share, share-based compensation awards, outstanding Alight Holdings units and per share amounts contained in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the Reverse Stock Split for all periods presented.
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
2. Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and from our Quarterly Report on Form 10-Q for the three months ended March 31, 2026.
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
New Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Expense Disaggregation Disclosures (Topic 220), which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. This guidance will be effective for the annual periods beginning with the year ending December 31, 2027 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance may be applied retrospectively or prospectively. The Company is currently evaluating the standard to determine the impact of adoption to its condensed consolidated financial statements and disclosures.
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
Ongoing administration services phase – For all solutions, the ongoing administration phase includes a variety of plan and system support services. More specifically, these services include data management, calculations, reporting, fulfillment/communications, compliance services, call center support, and in our Health Solutions agreements, annual on-boarding and enrollment support. While there are a variety of activities performed across all solutions, the overall nature of the obligation is to provide integrated administration solutions to the customer. The agreement represents a stand-ready obligation to perform these activities across all solutions on an as-needed basis. The customer obtains value from each period of service, and each time increment (i.e., each month, or each benefit cycle in the case of our Health Solutions arrangements) is distinct and the activities are performed substantially the same. Accordingly, the ongoing administration services for each solution represent a series and each series (i.e., each month, or each benefit cycle including the enrollment period in the case of our Health Solutions arrangements) of distinct services are deemed to be a single performance obligation. In agreements that include multiple performance obligations, the transaction price related to each performance obligation is based on a relative stand-alone selling price basis. We establish the stand-alone selling price using a suitable estimation method, which includes a market assessment approach using observable market prices the Company charges separately for similar solutions to similar customers, or an expected cost plus margin approach.
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
In conjunction with the Divestiture, the Company entered into a Transition Services Agreement (the "TSA") with the Buyer. The TSA outlines the terms under which the Company would provide certain reimbursable post-closing services to support the business on a transitional basis for an initial period of up to 18 months, with the option to extend for an additional six months. As of June 30, 2026, the Company is no longer providing the majority of services originally agreed upon in the TSA.
TSA services income was immaterial and $8 million for the three months ended June 30, 2026 and 2025, respectively, and was $1 million and $18 million for the six months ended June 30, 2026 and 2025, respectively, and was recognized in Other (income) expense, net, with the corresponding expenses recorded in Cost of services, exclusive of depreciation and amortization, and Selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Income (Loss).
Pass-through costs of approximately $1 million and $15 million for the three months ended June 30, 2026 and 2025, respectively, and $3 million and $30 million for the six months ended June 30, 2026 and 2025, respectively, were incurred under the TSA, which were netted against the equal and offsetting reimbursement amounts due from the Divested Business.
Revenue earned from customer care commercial services provided to the Divested Business was $8 million and $12 million for the three months ended June 30, 2026 and 2025, respectively, and $17 million and $24 million for the six months ended June 30, 2026 and 2025, respectively.

The following table presents the results as reported in Net Income (Loss) from Discontinued Operations, Net of Tax, within our Condensed Consolidated Statements of Comprehensive Income (Loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$2	$13	$5	$37
Cost of services, exclusive of depreciation and amortization	2	13	5	37
Depreciation and amortization	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses
Selling, general and administrative	—	—	—	—
Depreciation and intangible amortization	—	—	—	—
Total Operating Expenses	—	—	—	—
Income (loss) from Discontinued Operations	—	—	—	—
Other (income) expense, net	—	—	—	—
Income (Loss) from Discontinued Operations Before Income Taxes	—	—	—	—
(Gain) Loss on sale of disposition, net of tax	—	1	—	8
Income tax expense (benefit)	—	—	—	1
Net Income (Loss) from Discontinued Operations, Net of Tax	$—	$(1)	$—	$(9)
The Company concluded that it controlled a portion of the Divested Business services subsequent to separation as a result of certain shared contractual relationships that had not been legally assigned as of June 30, 2026. As such, the Company determined it was the principal for these services and, therefore, the Company recorded $2 million and $13 million for the three months ended June 30, 2026 and 2025, respectively, and $5 million and $37 million for the six months ended June 30, 2026 and 2025, respectively, of Revenue and Cost of services, exclusive of depreciation and amortization, on a gross basis within Net Income (Loss) from Discontinued Operations, Net of Tax, in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The expense amounts reflected above represent only the direct costs attributable to the Divested Business and exclude allocations of corporate costs retained following the sale.
5. Other Financial Data
Condensed Consolidated Balance Sheets Information
Receivables, net
The components of Receivables, net are as follows (in millions):

	June 30, 2026	December 31, 2025
Billed and unbilled receivables	$344	$393
Allowance for expected credit losses	(4)	(6)
Balance at end of period	$340	$387

Other current assets
The components of Other current assets are as follows (in millions):

	June 30, 2026	December 31, 2025
Deferred project costs	$31	$30
Prepaid expenses	57	55
Commissions receivable	36	90
Other	61	59
Total	$185	$234
Other assets
The components of Other assets are as follows (in millions):

	June 30, 2026	December 31, 2025
Deferred project costs	$281	$276
Operating lease right of use asset	36	36
Commissions receivable	4	7
Other	71	58
Total	$392	$377
The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3, “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs was $11 million and $7 million for the three months ended June 30, 2026 and 2025, respectively, and $22 million and $13 million for the six months ended June 30, 2026 and 2025, respectively, and was recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The interest rate swap balances in Other current assets as of June 30, 2026 and December 31, 2025 were $4 million and $5 million, respectively. As of June 30, 2026 and December 31, 2025, there were no interest rate swap balances in Other assets (see Note 13 “Derivative Financial Instruments” for additional information). As of June 30, 2026 and December 31, 2025, the balances in Other assets included $45 million and $42 million, respectively, related to the Seller Note.
Other current liabilities
The components of Other current liabilities are as follows (in millions):

	June 30, 2026	December 31, 2025
Deferred revenue	$93	$112
Operating lease liabilities	20	18
Finance lease liabilities	21	20
Current portion of tax receivable agreement liability	20	156
Other	51	47
Total	$205	$353

Other liabilities
The components of Other liabilities are as follows (in millions):

	June 30, 2026	December 31, 2025
Deferred revenue	$33	$36
Operating lease liabilities	47	49
Finance lease liabilities	24	27
Other	21	29
Total	$125	$141
The current and non-current portions of deferred revenue relate to consideration received in advance of performance under client contracts. During the six months ended June 30, 2026 and 2025, revenue of approximately $56 million and $46 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.
Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There was no interest rate swap balance in Other current liabilities as of June 30, 2026. The interest rate swap balance in Other current liabilities as of December 31, 2025 was $1 million. There were no interest rate swaps recorded in Other liabilities as of both June 30, 2026 and December 31, 2025 (see Note 13, “Derivative Financial Instruments” for additional information).
6. Goodwill and Intangible assets, net
The changes in the net carrying amount of goodwill are as follows (in millions):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2025	$3,207	$(3,124)	$83
Impairment	—	—	—
Balance at June 30, 2026	$3,207	$(3,124)	$83
Intangible assets by asset class are as follows (in millions):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Customer-related and contract based intangibles	$3,192	$1,064	$2,128	$3,192	$957	$2,235
Technology related intangibles	230	192	38	230	172	58
Trade name	408	141	267	408	128	280
Total	$3,830	$1,397	$2,433	$3,830	$1,257	$2,573
Amortization expense from finite-lived intangible assets for the three months ended June 30, 2026 and 2025 was $70 million and $70 million, respectively. Amortization expense from finite-lived intangible assets for the six months ended June 30, 2026 and 2025 was $140 million and $141 million, respectively. Amortization expense from finite-lived intangible assets was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of June 30, 2026 and December 31, 2025 (in millions, except for years):

	June 30, 2026		December 31, 2025
	Net Carrying Amount	Weighted-Average Remaining Useful Lives	Net Carrying Amount	Weighted-Average Remaining Useful Lives
Intangible assets:
Customer-related and contract-based intangibles	$2,128	10.0	$2,235	10.5
Technology-related intangibles	38	1.1	58	1.6
Trade name	267	10.0	280	10.5
Total	$2,433		$2,573
Subsequent to June 30, 2026, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related and Contract Based Intangibles	Technology Related Intangibles	Trade Name Intangibles	Total
2026 (July - December)	$106	$18	$14	$138
2027	214	19	27	260
2028	214	1	27	242
2029	214	—	27	241
2030	214	—	27	241
Thereafter	1,166	—	145	1,311
Total amortization expense	$2,128	$38	$267	$2,433
7. Income Taxes
The Company’s effective tax rates for the three months ended June 30, 2026 and 2025 were 47% and 0%, respectively. The Company's effective tax rates for the six months ended June 30, 2026 and 2025 were 36% and 1%, respectively. The effective tax rates for each of the three and six months ended June 30, 2026 were higher than the 21% U.S. statutory corporate income tax rate, primarily driven by the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. The effective tax rates for each of the three and six months ended June 30, 2025 were lower than the 21% U.S. statutory corporate income tax rate, primarily driven by the Company’s non-deductible expenses, tax credits, changes in valuation allowance, and certain non-recurring items including non-deductible goodwill impairment.
8. Debt
Debt outstanding consisted of the following (in millions):

	Maturity Date	June 30, 2026	December 31, 2025
Seventh Incremental Term Loans(1)	August 31, 2028	$1,996	$2,005
$330 million Revolving Credit Facility, Amended	May 31, 2030	—	—
Total debt, net		1,996	2,005
Less: current portion of long-term debt, net		(20)	(20)
Total long-term debt, net		$1,976	$1,985
_______________________________________________________
(1)The net balance for the Seventh Incremental Term Loans included unamortized debt issuance costs at June 30, 2026 and December 31, 2025 of approximately $4 million and $5 million, respectively.
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
During the three and six months ended June 30, 2026, the Company made total principal payments on the Incremental Term Loans of $5 million and $10 million, respectively. During the three and six months ended June 30, 2025, the Company made total principal payments on the Incremental Term Loans of $5 million and $10 million, respectively.
Revolving Credit Facility
In August 2021, the Company entered into a $294 million revolving credit facility with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. In May 2025, the Company entered into Amendment No. 12 to the Credit Agreement, which increased the aggregate principal amount of its revolving credit facility to $330 million and extended the maturity date to May 31, 2030. At June 30, 2026, an immaterial amount of unused letters of credit related to insurance policies were issued under the revolving credit facility and there were no outstanding borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During each of the three and six months ended June 30, 2026, the Company made immaterial payments related to these fees. During each of the three and six months ended June 30, 2025, the Company made payments related to these fees of $1 million.
Financing Fees, Premiums and Interest Expense
The Company capitalized financing fees and premiums related to the term loans and revolving credit facility. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.
Total interest expense related to the debt instruments for the three months ended June 30, 2026 and 2025 was $28 million and $32 million, respectively. Total interest expense related to the debt instruments for the six months ended June 30, 2026 and 2025 was $56 million and $64 million, respectively. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) and is net of interest rate swap derivative gains recognized and interest income.
Principal Payments
Aggregate remaining contractual principal payments as of June 30, 2026 are as follows (in millions):

2026 (July - December)	$10
2027	20
2028	1,969
2029	—
2030	—
Thereafter	—
Total payments	$1,999
9. Stockholders' Equity
As disclosed in Note 1, “Basis of Presentation and Nature of Business”, on June 10, 2026, the Company's Board of Director's determined to effectuate a 1-for-20 Reverse Stock Split of outstanding shares of the Company's Class A Common Stock, Class B-1 Common Stock, Class B-2 Common Stock and Class V Common Stock.
As a result of the Reverse Stock Split, the Company proportionately decreased the number of authorized shares of Class A Common Stock from 1,000,000,000 to 50,000,000, Class B non-voting common stock from 30,000,000 to 1,500,000 (representing 500,000 shares of Class B-1 Common Stock, 500,000 shares of Class B-2 Common Stock, and 500,000 shares of Class B-3 Common Stock), Class V Common Stock from 175,000,000 to 8,750,000, and Class Z non-voting common stock from 12,900,000 to 645,000 (representing 575,000 shares of Class Z-A Common Stock, 35,000 shares of Class Z-B-1 Common Stock, and 35,000 shares of Class Z-B-2 Common Stock). The Reverse Stock Split did not affect the Company’s authorized number of shares of preferred stock.
Additionally, in connection with the Reverse Stock Split, and as required by the limited liability company agreement of Alight Holdings, Alight Holdings effectuated a contemporaneous reverse split with respect to its outstanding units by amending its limited liability company agreement. All issued and outstanding common stock, authorized share, share price, weighted average shares outstanding, earnings (loss) per share, share-based compensation awards, outstanding Alight Holdings units and per share amounts contained in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the Reverse Stock Split for all periods presented.
Preferred Stock
As of June 30, 2026, 1,000,000 preferred shares, par value $0.0001 per share, were authorized and no preferred shares were issued and outstanding.
Class A Common Stock
As of June 30, 2026, 26,399,569 shares of Class A Common Stock were outstanding. On July 2, 2024, all remaining shares of the previously unvested Class A Common Stock became fully vested. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends declared by the Company’s Board of Directors.
Class B Common Stock
Upon the Closing Date of the Business Combination, certain equity holders of Alight Holdings received earnouts (the "Seller Earnouts") that resulted in the issuance of a total of 749,978 Class B instruments to the equity holders of the Predecessor. The equity holders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class B Common Stock, and the equity holders of the Predecessor that continue to hold Class A units of Alight Holdings (“Continuing Unit holders”) received Class B common units of Alight Holdings.
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
Class B-1
As of June 30, 2026, 247,733 shares of Class B-1 Common Stock were legally issued and outstanding. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $250.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $250.00 per share valuation on a diluted basis).
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
As of June 30, 2026, 127,256 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $250.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $250.00 per share valuation on a diluted basis).
Class B-2
As of June 30, 2026, 247,733 shares of Class B-2 Common Stock were legally issued and outstanding. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the

VWAP of the shares of Class A Common Stock equals or exceeds $300.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $300.00 per share valuation on a diluted basis).
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
As of June 30, 2026, 127,256 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $300.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $300.00 per share valuation on a diluted basis).
Class B-3
As of June 30, 2026, 500,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There were no shares of Class B-3 Common Stock issued and outstanding as of June 30, 2026.
Class V Common Stock
As of June 30, 2026, 24,217 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unit holders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.
Class Z Common Stock
As of June 30, 2026, there were no outstanding shares or units of Class Z Common Stock. Upon the Closing Date of the Business Combination, Class Z instruments were issued to the equity holders of the Predecessor. The equity holders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class Z Common Stock, and the Continuing Unit holders received Class Z common units of Alight Holdings. The Class Z instruments were issued to the equity holders of the Predecessor to allow for the re-allocation of the consideration paid to the holders of unvested management equity (i.e., the unvested shares of Class A, Class B-1, and Class B-2 Common Stock) to the equity holders of the Predecessor in the event such equity is forfeited under the terms of the applicable award agreement and vested in connection with any such forfeiture.
Class A Units
Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.
The Continuing Unit holders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of June 30, 2026, there were 26,423,786 Class A Units outstanding, of which 26,399,569 were held by the Company and 24,217 were held by the noncontrolling interest of the Company.
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

Share Repurchase Program
On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase issued and outstanding shares of Class A Common Stock from time to time, depending on market conditions and alternate uses of capital. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. The Company's 1-for-20 Reverse Stock Split, effective June 30, 2026, did not impact the total dollar amount of remaining share repurchase authorization under the program.
During the three and six months ended June 30, 2026, the Company did not repurchase any shares of Class A Common Stock. As of June 30, 2026, the total remaining amount authorized for repurchase was $216 million. Repurchased shares are reflected as Treasury Stock on the Condensed Consolidated Balance Sheets as a component of equity.

The following table reflects the changes in our outstanding stock:

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at March 31, 2026	26,338,786	247,733	247,733	24,217	—	2,131,849
Conversion of noncontrolling interest	—	—	—	—	—	—
Shares granted upon vesting	49,876	—	—	—	—	—
Issuance for compensation to non-employees (1)	10,907	—	—	—	—	—
Share repurchases	—	—	—	—	—	—
Share forfeitures	—	—	—	—	—	—
Balance at June 30, 2026	26,399,569	247,733	247,733	24,217	—	2,131,849

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at March 31, 2025	26,593,507	247,733	247,733	25,505	—	1,600,076
Conversion of noncontrolling interest	—	—	—	—	—	—
Shares granted upon vesting	46,806	—	—	—	—	—
Issuance for compensation to non-employees (1)	1,132	—	—	—	—	—
Share repurchases	(202,767)	—	—	—	—	202,767
Share forfeitures	—	—	—	—	—	—
Balance at June 30, 2025	26,438,678	247,733	247,733	25,505	—	1,802,843

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2025	26,197,081	247,733	247,733	24,217	—	2,131,849
Conversion of noncontrolling interest	—	—	—	—	—	—
Shares granted upon vesting	181,097	—	—	—	—	—
Issuance for compensation to non-employees (1)	21,391	—	—	—	—	—
Share repurchases	—	—	—	—	—	—
Share forfeitures	—	—	—	—	—	—
Balance at June 30, 2026	26,399,569	247,733	247,733	24,217	—	2,131,849

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2024	26,585,193	248,908	248,908	25,511	—	1,437,779
Conversion of noncontrolling interest	6	—	—	(6)	—	—
Shares granted upon vesting	214,238	—	—	—	—	—
Issuance for compensation to non-employees (1)	4,305	—	—	—	—	—
Share repurchases	(365,064)	—	—	—	—	365,064
Share forfeitures	—	(1,175)	(1,175)	—	—	—
Balance at June 30, 2025	26,438,678	247,733	247,733	25,505	—	1,802,843
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
Accumulated Other Comprehensive Income
As of June 30, 2026, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.
Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign Currency Translation Adjustments	Interest Rate Swaps (1)	Total
Balance at March 31, 2026	$2	$17	$19
Other comprehensive income (loss) before reclassifications	—	1	1
Tax (expense) benefit	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	1	1
Amounts reclassified from accumulated other comprehensive income	—	(2)	(2)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(2)	(2)
Net current period other comprehensive income (loss), net of tax	—	(1)	(1)
Balance at June 30, 2026	$2	$16	$18
_______________________________________________________
(1) Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information
	Foreign Currency Translation Adjustments	Interest Rate Swaps (1)	Total
Balance at March 31, 2025	$4	$35	$39
Other comprehensive income (loss) before reclassifications	—	1	1
Tax (expense) benefit	—	2	2
Other comprehensive income (loss) before reclassifications, net of tax	—	3	3
Amounts reclassified from accumulated other comprehensive income	—	(8)	(8)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(8)	(8)
Net current period other comprehensive income (loss), net of tax	—	(5)	(5)
Balance at June 30, 2025	$4	$30	$34
_______________________________________________________
(1) Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information
	Foreign Currency Translation Adjustments	Interest Rate Swaps (1)	Total
Balance at December 31, 2025	$4	$16	$20
Other comprehensive income (loss) before reclassifications	(2)	3	1
Tax (expense) benefit	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	(2)	3	1
Amounts reclassified from accumulated other comprehensive income	—	(3)	(3)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(3)	(3)
Net current period other comprehensive income (loss), net of tax	(2)	—	(2)
Balance at June 30, 2026	$2	$16	$18
_______________________________________________________

(1) Reclassifications from this category are recorded in Interest expense. See Note 13, “Derivative Financial Instruments” for additional information
	Foreign Currency Translation Adjustments	Interest Rate Swaps (1)	Total
Balance at December 31, 2024	$4	$43	$47
Other comprehensive income (loss) before reclassifications	—	(2)	(2)
Tax (expense) benefit	—	4	4
Other comprehensive income (loss) before reclassifications, net of tax	—	2	2
Amounts reclassified from accumulated other comprehensive income	—	(15)	(15)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(15)	(15)
Net current period other comprehensive income (loss), net of tax	—	(13)	(13)
Balance at June 30, 2025	$4	$30	$34
_______________________________________________________
(1) Reclassifications from this category are recorded in Interest expense. See Note 13, “Derivative Financial Instruments” for additional information

10. Share-Based Compensation
As described in Note 1, “Basis of Presentation and Nature of Business”, the Company's share-based compensation awards presented herein have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split.
Omnibus Incentive Plan
The Company has an active equity incentive plan, the Alight, Inc. 2021 Omnibus Incentive Plan (the "Incentive Plan"), under which the Company has been authorized to grant share-based awards to key employees and non-employee directors, which consist primarily of time-based restricted stock units ("RSUs") and performance and market condition share units ("PRSUs"). Under this plan, for grants issued during the six months ended June 30, 2026, approximately 51% of the units are subject to time-based vesting requirements and approximately 49% are subject to additional performance or market condition vesting requirements. As of June 30, 2026, there were 6,217,367 remaining shares of common stock authorized for issuance pursuant to the Company’s stock-based compensation plans under its 2021 Omnibus Incentive Plan. RSU and PSU nonvested share-based payment awards contain rights to receive forfeitable dividends and therefore are not participating securities.
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
The weighted-average grant-date fair value per share of RSUs and PRSUs granted during each of the six months ended June 30, 2026 and 2025 were approximately $15.80 and $123.40, and $16.51 and $129.80, respectively.

The following table summarizes the RSU and PRSU activity during the six months ended June 30, 2026:

	RSUs	Weighted Average Grant Date Fair Value Per Unit	PRSUs(1)	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2025	380,894	$131.20	32,504	$172.00
Granted	2,033,603	15.80	2,135,367	16.51
Vested	(161,245)	123.00	(51,815)	164.47
Forfeited	(106,927)	61.40	(249,328)	65.56
Balance as of June 30, 2026	2,146,325	$24.60	1,866,728	$21.00
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
Share-based Compensation Expense
Total share-based compensation expense related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of services, exclusive of depreciation and amortization	$2	$2	$4	$5
Selling, general and administrative	5	3	7	6
Total share-based compensation expense	$7	$5	$11	$11
As of June 30, 2026, total future compensation expense related to unvested RSUs was $42 million, which will be recognized over a remaining weighted-average amortization period of approximately 2.5 years. As of June 30, 2026, total future compensation expense related to unvested PRSUs was $15 million, which will be recognized over a remaining weighted-average amortization period of approximately 3.4 years.
Employee Stock Purchase Plan
In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares may be purchased at a discount of up to 15% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. As of June 30, 2026, there were 1,296,485 remaining shares available for grant and 271,310 shares issued under the ESPP. The amount of share-based compensation expense related to the ESPP was immaterial for the three and six months ended June 30, 2026, which was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss). The amount of share-based compensation expense related to the ESPP was $0.2 million and $0.5 million for three and six months ended June 30, 2025, respectively, which was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
11. Earnings Per Share
As described in Note 1, “Basis of Presentation and Nature of Business”, the number of shares and per share amounts presented herein have been retrospectively adjusted to reflect the 1-for-20 Reverse Stock Split for all periods presented.
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
In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of June 30, 2026, the Seller Earnouts were excluded from the diluted earnings per share calculations.
Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted (net loss) earnings per share:
Numerator
Net Income (Loss) From Continuing Operations	$(10)	$(1,073)	$(29)	$(1,090)
Less: Net income (loss) attributable to noncontrolling interest	—	1	—	1
Net Income (loss) from continuing operations attributable to Alight, Inc.	$(10)	$(1,072)	$(29)	$(1,089)
Net Income (Loss) From Discontinued Operations, Net of Tax	—	(1)	—	(9)
Net Income (Loss) Attributable to Alight, Inc. - basic	$(10)	$(1,073)	$(29)	$(1,098)
Loss impact of conversion of noncontrolling interest	—	—	—	—
Net income (loss) attributable to Alight, Inc. - diluted	$(10)	$(1,073)	$(29)	$(1,098)
Denominator
Weighted-average shares outstanding - basic	26,351,020	26,423,496	26,294,427	26,518,940
Dilutive effect of the exchange of noncontrolling interest units	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Weighted-average shares outstanding - diluted	26,351,020	26,423,496	26,294,427	26,518,940

Basic and Diluted (net loss) earnings per share
Continuing operations	$(0.38)	$(40.57)	$(1.10)	$(41.06)
Discontinued operations	$—	$(0.04)	$—	$(0.34)
Net Income (Loss)	$(0.38)	$(40.61)	$(1.10)	$(41.40)
For the three and six months ended June 30, 2026, 24,217 units related to noncontrolling interests and 2,146,325 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 749,978 shares related to the Seller Earnouts and 1,866,728 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.
For the three and six months ended June 30, 2025, 25,505 units related to noncontrolling interests and 370,259 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 749,978 shares related to the Seller Earnouts and 295,326 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.
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
Information regarding the Company’s reportable segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Recurring	$471	$492	$969	$1,012
Project	40	36	76	64
Total Revenue	$511	$528	$1,045	$1,076
Less (1)
Cost of services - Technology (2)	$75	$76	$145	$152
Cost of services - Delivery, Customer Care and Other (3)	260	247	535	519
Stock Based Compensation	2	2	4	5
Depreciation and Amortization	32	27	63	53
Total Gross Profit	$142	$176	$298	$347
Selling, General, and Administrative (4)	88	91	179	188
Restructuring	16	36	28	40
Stock Based Compensation	5	3	7	6
Depreciation and Intangible Amortization	73	73	146	148
Goodwill impairment	—	983	—	983
Interest expense	24	22	48	44
Other segment items (5)	(54)	41	(81)	28
Net Income (Loss) From Continuing Operations	$(10)	$(1,073)	$(29)	$(1,090)

(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)     Cost of services - Technology is primarily attributable to cost related to application development and client-related infrastructure.
(3)    Cost of services - Delivery, Customer Care and Other is primarily attributable to costs related personnel and vendors providing services to support our client base and client participants.
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

Interest Rate Swaps
The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of June 30, 2026	Fixed Rate	Expiration Date
March 2022	June 2025	$1,197,000,000	$596,000,000	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$125,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$125,000,000	3.9100%	December 2026
During the three and six months ended June 30, 2026, we did not execute any new interest rate swaps. Our interest rate swaps have been designated as cash flow hedges.
Financial Instrument Presentation
The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	June 30, 2026	December 31, 2025
Assets
Other current assets	$4	$5
Other assets	—	—
Total	$4	$5

Liabilities
Other current liabilities	$—	$1
Other liabilities	—	—
Total	$—	$1
The Company estimates that approximately $4 million of derivative gains included in Accumulated other comprehensive income as of June 30, 2026 will be reclassified into earnings over the next twelve months.
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
The portion of the Seller Earnouts related to employee compensation was accounted for as share-based compensation. As all employee compensation associated with the Seller Earnouts was vested on July 2, 2024, no portion of the Seller Earnout as of June 30, 2026 was accounted for as share-based compensation. See Note 10, “Share-Based Compensation” for additional information.
As of June 30, 2026, all of the remaining Seller Earnouts were accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This liability is subject to remeasurement at each balance sheet date. At each of June 30, 2026, and December 31, 2025, the fair value of the Seller Earnouts was immaterial. For the three and six months ended June 30, 2026, there was no gain or loss recognized as a result of the fair value remeasurement of the Seller Earnouts. For the three and six months ended June 30, 2025, the fair value remeasurement of the Seller Earnouts resulted in a gain of $8 million and $30 million, respectively. Gains or losses related to the remeasurement of Seller Earnouts are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Class B-1 and B-2 Seller Earnouts is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16, "Fair Value Measurement"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 44.70%, risk-free interest rate of 3.48%, expected holding period of 2.01 years, dividend participation, and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. A decrease in the risk-free interest rate or expected volatility would result in a decrease in the fair value measurement of the Seller Earnouts and vice versa.
As discussed in Note 9, “Stockholders’ Equity”, in connection with the ultimate forfeiture of the shares of unvested Class A, unvested Class B-1, and unvested Class B-2 common stock issued to participating management holders on July 2, 2024, all Class Z instruments were ultimately settled resulting in the re-allocation of the forfeited compensatory Class A, Class B-1 and Class B-2 instruments. The Class Z instruments were also accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because these instruments did not meet the criteria for classification within equity. The fair value of the Class Z-A contingent consideration was determined using the ending share price as of the last day of each quarter until settlement on July 2, 2024, resulting in the issuance of 0.1 million shares of Class A common stock and units at the $141.80 stock price on that date (in each case, as adjusted for the Reverse Stock Split).
At June 30, 2026 and December 31, 2025, the Class Z-A contingent consideration was no longer outstanding. For the three and six months ended June 30, 2026, and 2025, the Company did not record any losses or gains from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity that was ultimately re-allocated to the holders of Class Z instruments on July 2, 2024. See Note 9, “Stockholders’ Equity” for additional information regarding these instruments.
Additional Seller Note
As disclosed above in Note 1, “Basis of Presentation and Nature of Business”, on July 12, 2024, the Company closed on the Divestiture. As part of the sale, the Company received a note with an aggregate principal amount of up to $150 million (the “Additional Seller Note”) with an initial fair value of $43 million as of July 12, 2024 to be issued by the Note Issuer. See Note 4, “Discontinued Operations” for additional information. The Additional Seller Note is considered a level 3 recurring fair value measurement. In June 2025, the Company determined the fair value of the Additional Seller Note was zero. This value remained unchanged as of June 30, 2026 and is subject to final confirmation of financial performance in accordance with the terms and conditions of the agreement. As a result, for the three and six months ended June 30, 2026, the Company did not record any gains or losses from the fair value remeasurement of the Additional Seller Note. For the three and six months ended June 30, 2025, the Company recorded a loss of $36 million and $50 million, respectively, from the fair value remeasurement of the Additional Seller Note. Gains or losses related to the recurring fair value remeasurement of the Additional Seller Note are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Additional Seller Note was determined using a variation of the income approach (Level 3 inputs, see Note 16, "Fair Value Measurement"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: expected Adjusted EBITDA, expected maturity of 4.03 years for the Additional Seller Note, the Divested Business's estimated cost of debt, and the likelihood of reaching the performance targets defined in the Purchase Agreement.
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
The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at June 30, 2026 assumes: (i) a blended U.S. federal, state and local income tax rate of 26.6%; (ii) the latest estimates in taxable income inclusive of the OBBBA, which was enacted into law in the U.S. in July 2025; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 8.4%.

Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value on a recurring basis. During the six months ended June 30, 2026, and 2025, there were no significant exchanges. As such, no material additional TRA liability was established as a result of the exchanges. As of June 30, 2026, $251 million of the TRA liability was measured at fair value on a recurring basis and $212 million was undiscounted and not remeasured at fair value. During the first quarter of 2026, the Company received an Objection Notice from the TRA Party Representative with respect to certain methodology used to prepare a portion of the Tax Benefit Schedule that calculates our 2026 Tax Benefit Payments to the TRA Parties (all capitalized terms as defined in the TRA). The Company disagrees with the TRA Party Representative’s assertions and is proceeding through the dispute mechanisms as set forth in the TRA agreement. During the six months ended June 30, 2026, consistent with the TRA agreement, the Company paid $136 million, representing what it considered the undisputed amount. The Company is vigorously contesting the TRA Party Representative's assertions in the Objection Notice. If the TRA Party Representative nonetheless prevails in its position or the Company resolves the dispute consensually, the Company currently estimates that a resolution could increase the 2026 Tax Benefit Payments by up to $40 million above the undisputed amount paid during the six months ended June 30, 2026, plus interest as further detailed in the TRA. The Objection Notice does not address the Company's current 2027 Tax Benefit Payments estimate.
The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable Agreement Liability
Beginning balance as of December 31, 2025	$664
Fair value remeasurement	(65)
Payments	(136)
Ending balance as of June 30, 2026	463
Less: current portion included in other current liabilities	(20)
Total long-term tax receivable agreement liability	$443
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

The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$4	$—	$4
Additional seller note	—	—	—	—
Total assets recorded at fair value	$—	$4	$—	$4

Liabilities
Interest rate swaps	$—	$—	$—	$—
Seller earnouts liability	—	—	—	—
Tax receivable agreement liability (1)	—	—	251	251
Total liabilities recorded at fair value	$—	$—	$251	$251

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$5	$—	$5
Additional seller note	—	—	—	—
Total assets recorded at fair value	$—	$5	$—	$5

Liabilities
Interest rate swaps	$—	$1	$—	$1
Seller earnouts liability	—	—	—	—
Tax receivable agreement liability (1)	—	—	435	435
Total liabilities recorded at fair value	$—	$1	$435	$436
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

Additional Disclosures Regarding Fair Value Measurements
The fair value of the Company’s debt is classified as Level 2 and the Seller note is classified as Level 3 within the fair value hierarchy and corroborated by observable market data is as follows (in millions):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Seller note	$45	$49	$42	$46
Total assets	$45	$49	$42	$46

Liabilities
Current portion of long-term debt, net	$20	$17	$20	$19
Long-term debt, net	1,976	1,670	1,985	1,903
Total	$1,996	$1,687	$2,005	$1,922
The carrying value of the Term Loan includes the outstanding principal balance, less any unamortized premium.
The carrying amounts of Cash and cash equivalents, Receivables, net and Accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.
During each of the six months ended June 30, 2026 and 2025, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.
17. Restructuring
Transformation Program
On February 20, 2023, the Company approved a two-year strategic transformation restructuring program (the “Transformation Program”) intended to accelerate the Company’s back-office infrastructure into the cloud and transform its operating model leveraging technology in order to reduce its overall future costs. The Transformation Program included process and system optimization, third party costs associated with technology infrastructure transformation, and elimination of full-time positions. From the inception of the plan through June 30, 2025, the Company incurred total expenses of $140 million, and the plan was complete. These charges were recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Post-Separation Plan
On May 6, 2025, the Audit Committee of the Board of Directors of the Company approved a program (the “Post-Separation Plan” or “PSP”) intended to further optimize our operations following the sale of the Divested Business in July 2024. The PSP includes simplifying our post-divestiture operating model, rationalizing our technology spend, expanding our use of artificial intelligence and automation and continued optimization of real estate. In light of evolving business conditions identified during the second quarter of 2026, we now expect to record approximately $95 million to $115 million in pre-tax restructuring costs and extend the duration of the PSP, which includes primarily cash severance payments and other restructuring cash payments and charges related to technology spend, professional services and optimization of real estate. The Company estimates an annual savings of up to $90 million after the PSP is completed. The PSP commenced in the second quarter of 2025 and is now expected to be substantially completed by the end of fiscal year 2026. These charges are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table summarizes restructuring costs by type (in millions):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Inception to Date	Estimated Remaining Cost	Estimated Total Cost

Transformation Program
Severance and Related Benefits	$—	$—	$—	$2	$45	$—	$45
Other Restructuring Costs(1)	—	—	—	2	95	—	95
Total Transformation Program Costs	$—	$—	$—	$4	$140	$—	$140

Post-Separation Plan
Severance and Related Benefits	$10	$20	$11	$20	$31	$4	$35
Other Restructuring Costs(1)	6	16	17	16	$48	22	70
Total PSP Costs	$16	$36	$28	$36	$79	$26	$105
Total Restructuring Costs	$16	$36	$28	$40	$219	$26	$245
(1)Other restructuring costs primarily include data center exit costs, optimization of real estate, third-party fees associated with the restructuring, and costs associated with transitioning existing technology and processes. For the six months ended June 30, 2026, the Company recorded a $4 million loss on abandonment for certain facilities. During each of the three and six months ended June 30, 2025, the Company recorded a $9 million loss on abandonment for certain facilities. The related liabilities will be satisfied under the original terms of the lease, unless buy-outs can be negotiated.
As of June 30, 2026, approximately $12 million of the Company's total severance and related benefits restructuring liability was unpaid and recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and Related Benefits
	Transformation Program	Post-Separation Plan	Total
(in millions)
Accrued restructuring liability as of December 31, 2025	$3	$10	$13
Severance and related benefits	—	11	11
Cash payments	(2)	(10)	(12)
Accrued restructuring liability as of June 30, 2026	$1	$11	$12
18. Employee Benefits
Defined Contribution Savings Plans
Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the three months ended June 30, 2026 and 2025, expenses were $7 million and $7 million, respectively. For the six months ended June 30, 2026 and 2025, expenses were $14 million and $14 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
19. Commitments and Contingencies
Legal Matters
The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded on the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025 were not significant.
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
Purchase Obligations
In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $250 million over a 5-year term. The Company’s total expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $69 million, $80 million, $62 million, and $17 million for the remainder of 2026 and the years ended 2027, 2028, and 2029, respectively and none thereafter, totaling $228 million.
Service Obligations
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. Effective April 1, 2025, the Company executed Amendment No. 2 which adjusted the mix of services provided by Wipro. Effective January 25, 2026, the Company executed Amendment No. 5 to extend the agreement through August 31, 2029. The Company may terminate certain elements of its arrangement with Wipro for cause or for the Company’s convenience with no penalty prior to August 31, 2029. If an unconsumed portion of the obligation remains after August 31, 2029, then the Company shall satisfy the obligation by paying Wipro the remaining unconsumed portion by September 30, 2029. Following the amendments, the Company’s expected remaining cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $50 million, $75 million, and $37 million for the remainder of 2026 and the years ended 2027 and 2028, respectively, and none thereafter, totaling $162 million.

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
Business Combination
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we” “us” “our” or the “Successor”). As of June 30, 2026, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of June 30, 2026.
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
Reverse Stock Split
At Alight's 2026 Annual Meeting of Stockholders held on June 10, 2026, stockholders approved a reverse stock split of Alight's outstanding common stock and a corresponding decrease in the number of authorized shares of each class and series of common stock (the "Reverse Stock Split"). On June 10, 2026, the Company's Board of Directors determined to effectuate the Reverse Stock Split at a ratio of 1-for-20. The Reverse Stock Split became effective as of Tuesday, June 30, 2026, at 5:00 p.m. Eastern Time (the "Effective Time"). Alight’s Class A Common Stock began trading on a split-adjusted basis on the NYSE under the existing symbol (ALIT) when the market opened on Wednesday, July 1, 2026. Proportionate adjustments were also made to Alight’s outstanding equity-based awards and equity plans as well as to the outstanding limited liability company units of Alight Holdings in accordance with the terms of the applicable agreements. All issued and outstanding common stock, share price, authorized share, weighted average shares outstanding, earnings

(loss) per share, share-based compensation awards, outstanding Alight Holdings units and per share amounts contained in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the Reverse Stock Split for all periods presented.
EXECUTIVE SUMMARY OF FINANCIAL RESULTS
The following table sets forth our historical results of operations for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue	$511	$528	$1,045	$1,076
Cost of services, exclusive of depreciation and amortization	337	325	684	676
Depreciation and amortization	32	27	63	53
Gross Profit	142	176	298	347

Operating Expenses
Selling, general and administrative	109	130	214	234
Depreciation and intangible amortization	73	73	146	148
Goodwill impairment	—	983	—	983
Total Operating expenses	182	1,186	360	1,365
Operating Income (Loss) From Continuing Operations	(40)	(1,010)	(62)	(1,018)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	—	28	—	20
(Gain) Loss from change in fair value of tax receivable agreement	(46)	23	(65)	32
Interest expense	24	22	48	44
Other (income) expense, net	1	(7)	—	(18)
Total Other (income) expense, net	(21)	66	(17)	78
Income (Loss) From Continuing Operations Before Taxes	(19)	(1,076)	(45)	(1,096)
Income tax expense (benefit)	(9)	(3)	(16)	(6)
Net Income (Loss) From Continuing Operations	(10)	(1,073)	(29)	(1,090)
Net Income (Loss) From Discontinued Operations, Net of Tax	—	(1)	—	(9)
Net Income (Loss)	(10)	(1,074)	(29)	(1,099)
Net income (loss) attributable to noncontrolling interests	—	(1)	—	(1)
Net Income (Loss) Attributable to Alight, Inc.	$(10)	$(1,073)	$(29)	$(1,098)
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
Other (Income) Expense, net
Other (income) expense, net includes non-operating expenses and income, including realized (gains) and losses from remeasurement of foreign currency transactions and Transition Services Agreement (the "TSA") income for providing various corporate services to the Divested Business.
Results of Continuing Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenue
Revenues were $511 million for the three months ended June 30, 2026 as compared to $528 million for the prior year period. The decrease of $17 million, or 3.2%, was driven by lower Net Commercial Activity, partially offset by higher project revenue. The Company continues to experience the impact from prior year client losses and lower bookings, which has impacted revenue growth and is expected to continue to impact revenue growth during the remainder of fiscal year 2026.

Recurring revenues for the three months ended June 30, 2026 decreased by $21 million, or 4.3%, from $492 million in the prior year period to $471 million, primarily driven by lower Net Commercial Activity.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization increased $12 million, or 3.7%, for the three months ended June 30, 2026 as compared to the prior year period and was primarily attributable to higher compensation expense.
Depreciation and Amortization
Depreciation and amortization expenses increased by $5 million, or 18.5%, as compared to the prior year period, primarily driven by capitalized software.
Selling, General and Administrative
Selling, general and administrative expenses decreased $21 million, or 16.2%, for the three months ended June 30, 2026 primarily driven by lower severance and other restructuring costs.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses were consistent with the prior year period.
Goodwill Impairment
There was no goodwill impairment charge recognized for the three months ended June 30, 2026 as compared to the prior year period, where we identified a goodwill impairment in the Health Solutions reporting unit and recorded a $983 million non-cash impairment charge.
Change in Fair Value of Financial Instruments
There was no gain or loss related to the change in the fair value of financial instruments for the three months ended June 30, 2026 compared to a loss of $28 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are primarily due to changes in the underlying assumptions of each respective instrument, including changes in the risk-free interest rate, volatility, cost of debt, forecasts, and the closing stock price for the period. See Note 14, "Financial Instruments" within the Condensed Consolidated Financial Statements for additional information.
Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a gain of $46 million for the three months ended June 30, 2026, an increase of $69 million compared to a loss of $23 million for the prior year period. The change in fair value was due to changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate and the passage of time.
Interest Expense
Interest expense increased $2 million for the three months ended June 30, 2026 as compared to the prior year period. The increase was due to higher interest expense net of swaps.
Other (Income) Expense, net
Under the terms of the TSA described in Note 4, "Discontinued Operations" within the Condensed Consolidated Financial Statements, the Company had provided technology infrastructure, risk and security, and various other corporate services to the Divested Business subsequent to the close. For the three months ended June 30, 2026, we recorded an immaterial amount of income for services performed under the TSA. For the three months ended June 30, 2025, we recorded $8 million for services performed under the TSA. TSA services income is recorded in Other (income) expense, net. The corresponding expenses were recognized in Cost of services, exclusive of depreciation and amortization, and Selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Income (Loss) From Continuing Operations Before Taxes
Loss from continuing operations before taxes was $19 million for the three months ended June 30, 2026 as compared to loss from continuing operations before taxes of $1,076 million for the three months ended June 30, 2025. The decrease in loss was primarily attributable to a decrease in the non-cash goodwill impairment and the change in fair value of the TRA, partially offset by lower gross profit.
Income Tax Expense (Benefit)
Income tax benefit was $9 million for the three months ended June 30, 2026, as compared to an income tax benefit of $3 million for the prior year period. The effective tax rate of 47% for the three months ended June 30, 2026 was higher than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. The effective tax rate of 0% for the three months ended June 30, 2025 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, changes in valuation allowance, and certain non-recurring items including non-deductible goodwill impairment. See Note 7, “Income Taxes” within the Condensed Consolidated Financial Statements for additional information.
Results of Continuing Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenue
Revenues were $1,045 million for the six months ended June 30, 2026 as compared to $1,076 million for the prior year period. The decrease of $31 million, or 2.9%, was driven by lower Net Commercial Activity, partially offset by higher project revenue. The Company continues to experience the impact from prior year client losses and lower bookings, which has impacted revenue growth and is expected to continue to impact revenue growth during the remainder of fiscal year 2026.
Recurring revenues for the six months ended June 30, 2026 decreased by $43 million, or 4.2%, from $1,012 million in the prior year period to $969 million, primarily driven by lower Net Commercial Activity.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization increased $8 million, or 1.2%, for the six months ended June 30, 2026 as compared to the prior year period and was primarily attributable to higher compensation expense.
Depreciation and Amortization
Depreciation and amortization expenses increased by $10 million, or 18.9%, as compared to the prior year period, primarily driven by capitalized software.
Selling, General and Administrative
Selling, general and administrative expenses decreased $20 million, or 8.5%, for the six months ended June 30, 2026 and were primarily driven by lower severance and other restructuring costs.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses were consistent with the prior year period.
Goodwill Impairment
There was no goodwill impairment charge recognized for the six months ended June 30, 2026 as compared to the prior year period, where we identified a goodwill impairment in the Health Solutions reporting unit and recorded a $983 million non-cash impairment charge.
Change in Fair Value of Financial Instruments
There was no gain or loss related to the change in the fair value of financial instruments for the six months ended June 30, 2026 compared to a loss of $20 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are primarily due to changes in the underlying assumptions of each respective instrument, including changes in the risk-free interest rate, volatility, cost of debt, forecasts, and the closing stock price for the period. See Note 14, "Financial Instruments" within the Condensed Consolidated Financial Statements for additional information.

Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a gain of $65 million for the six months ended June 30, 2026, an increase of $97 million compared to a loss of $32 million for the prior year period. The change in fair value was due to changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate and the passage of time.
Interest Expense
Interest expense increased $4 million for the six months ended June 30, 2026 as compared to the prior year period. The increase was due to higher interest expense net of swaps and lower interest income.
Other (Income) Expense, net
Under the terms of the TSA described in Note 4, "Discontinued Operations" within the Condensed Consolidated Financial Statements, the Company had provided technology infrastructure, risk and security, and various other corporate services to the Divested Business subsequent to the close. For the six months ended June 30, 2026, we recorded $1 million of income for services performed under the TSA. For the six months ended June 30, 2025, we recorded $18 million for services performed under the TSA. TSA income is recorded in Other (income) expense, net. The corresponding expenses were recognized in Cost of services, exclusive of depreciation and amortization, and Selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Income (Loss).
Income (Loss) From Continuing Operations Before Taxes
Loss from continuing operations before taxes was $45 million for the six months ended June 30, 2026 as compared to loss from continuing operations before taxes of $1,096 million for the six months ended June 30, 2025. The decrease in loss was primarily attributable to the decrease in the non-cash goodwill impairment and the change in fair value of the TRA, partially offset by lower gross profit.
Income Tax Expense (Benefit)
Income tax benefit was $16 million for the six months ended June 30, 2026, as compared to an income tax benefit of $6 million for the prior year period. The effective tax rate of 36% for the six months ended June 30, 2026 was higher than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, and changes in valuation allowance. The effective tax rate of 1% for the six months ended June 30, 2025 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, changes in valuation allowance, and certain non-recurring items including non-deductible goodwill impairment. See Note 7, “Income Taxes” within the Condensed Consolidated Financial Statements for additional information.
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

A reconciliation of Adjusted Net Income (Loss) From Continuing Operations and the computation of Adjusted Diluted Earnings Per Share From Continuing Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net Income (Loss) From Continuing Operations Attributable to Alight, Inc. (1)	$(10)	$(1,072)	$(29)	$(1,089)
Conversion of noncontrolling interest	—	(1)	—	(1)
Intangible amortization	70	70	140	141
Share-based compensation	7	5	11	11
Transaction and integration expenses (2)	3	5	7	8
Restructuring	16	36	28	40
(Gain) Loss from change in fair value of financial instruments	—	28	—	20
(Gain) Loss from change in fair value of tax receivable agreement	(46)	23	(65)	32
Goodwill impairment and other (3)	2	984	3	985
Tax effect of adjustments (4)	(16)	(22)	(34)	(39)
Adjusted Net Income From Continuing Operations	$26	$56	$61	$108

Denominator:
Weighted average shares outstanding - basic	26,351,020	26,423,496	26,294,427	26,518,940
Dilutive effect of the exchange of noncontrolling interest units	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Weighted average shares outstanding - diluted	26,351,020	26,423,496	26,294,427	26,518,940
Exchange of noncontrolling interest units(5)	24,217	25,505	24,217	25,505
Impact of unvested RSUs(6)	2,146,325	370,259	2,146,325	370,259
Adjusted shares of Class A Common Stock outstanding - diluted(7)(8)	28,521,562	26,819,260	28,464,969	26,914,704

Basic (Net Loss) Earnings Per Share From Continuing Operations	$(0.38)	$(40.57)	$(1.10)	$(41.06)
Diluted (Net Loss) Earnings Per Share From Continuing Operations	$(0.38)	$(40.57)	$(1.10)	$(41.06)
Adjusted Diluted Earnings Per Share From Continuing Operations	$0.91	$2.09	$2.14	$4.01
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
(7)Excludes two tranches of contingently issuable seller earnout shares: (i) 0.4 million shares will be issued if the Company's Class A Common Stock's volume-weighted average price ("VWAP") is >$250.00 for any 20 trading days within a consecutive period of 30 trading days; (ii) 0.4 million shares will be issued if the Company's Class A Common Stock VWAP is >$300.00 for any 20 trading days within a consecutive period of 30 trading days. Both tranches have a seven-year duration.

(8)Excludes approximately 1.9 million and 0.3 million performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance and market conditions as of June 30, 2026 and 2025, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net Income (Loss) From Continuing Operations	$(10)	$(1,073)	$(29)	$(1,090)
Interest expense	24	22	48	44
Income tax expense (benefit)	(9)	(3)	(16)	(6)
Depreciation	35	30	69	60
Intangible amortization	70	70	140	141
EBITDA From Continuing Operations	110	(954)	212	(851)
Share-based compensation	7	5	11	11
Transaction and integration expenses (1)	3	5	7	8
Restructuring	16	36	28	40
(Gain) Loss from change in fair value of financial instruments	—	28	—	20
(Gain) Loss from change in fair value of tax receivable agreement	(46)	23	(65)	32
Goodwill impairment and other (2)	2	984	3	985
Adjusted EBITDA From Continuing Operations (3)	$92	$127	$196	$245
Revenue	$511	$528	$1,045	$1,076
Adjusted EBITDA Margin From Continuing Operations (4)	18.0%	24.1%	18.8%	22.8%
(1)Transaction and integration expenses primarily relate to acquisition and divestiture activities.
(2)Goodwill impairment and other primarily includes a $983 million non-cash goodwill impairment charge for each of the three and six months ended June 30, 2025 related to the Company's Health Solutions reporting unit.
(3)Adjusted EBITDA excludes the impact of discontinued operations.
(4)Adjusted EBITDA Margin From Continuing Operations is defined as Adjusted EBITDA From Continuing Operations as a percentage of revenue.
Employer Solutions Results of Operations for the Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025
Revenue Disaggregation

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Employer Solutions Revenue
Recurring	$471	$492	$969	$1,012
Project	40	36	76	64
Total Employer Solutions Revenue	$511	$528	$1,045	$1,076

Employer Solutions revenue was $511 million for the three months ended June 30, 2026 as compared to $528 million for the prior year period. The overall decrease of $17 million was primarily driven by decreases in Net Commercial Activity, partially offset by an increase in project revenue.
Employer Solutions revenue was $1,045 million for the six months ended June 30, 2026 as compared to $1,076 million for the prior year period. The overall decrease of $31 million was primarily driven by decreases in Net Commercial Activity, partially offset by an increase in project revenue.
Gross Profit to Adjusted Gross Profit Reconciliation for the Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025
Adjusted gross profit is defined as revenue less cost of services adjusted for depreciation, amortization and share-based compensation. Adjusted gross profit margin percent is defined as adjusted gross profit divided by revenue. Management uses adjusted gross profit and adjusted gross profit margin percent as key measures in making financial, operating and planning decisions and in evaluating our performance. We believe that presenting adjusted gross profit and adjusted gross profit margin percent is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison between periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gross Profit	$142	$176	$298	$347
Add: stock-based compensation	2	2	4	5
Add: depreciation and amortization	32	27	63	53
Adjusted Gross Profit	176	$205	$365	$405
Gross Profit Margin	27.8%	33.3%	28.5%	32.2%
Adjusted Gross Profit Margin	34.4%	38.8%	34.9%	37.6%
Employer Solutions gross profit was $142 million for the three months ended June 30, 2026 compared to $176 million for the prior year period. The decrease of $34 million was primarily driven by lower revenues. Employer Solutions adjusted gross profit decreased $29 million for the three months ended June 30, 2026 to $176 million from $205 million in the prior year period, primarily driven by lower revenues.
Employer Solutions gross profit was $298 million for the six months ended June 30, 2026 compared to $347 million for the prior year period. The decrease of $49 million was driven by lower revenues. Employer Solutions adjusted gross profit decreased $40 million for the six months ended June 30, 2026 to $365 million from $405 million in the prior year period, primarily driven by lower revenues.
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

	Six Months Ended
(in millions)	June 30, 2026	June 30, 2025
Non-GAAP free cash flow reconciliation:
Cash provided by operating activities - continuing operations	$152	$159
Capital expenditures	(51)	(57)
Non-GAAP free cash flow	$101	$102
Cash provided by operating activities - continuing operations was $152 million for the six months ended June 30, 2026 as compared to $159 million for the six months ended June 30, 2025. The decrease in cash provided by operating activities - continuing operations was primarily due to lower gross profit partially offset by changes in our net working capital requirements.
Free cash flow was $101 million for the six months ended June 30, 2026 and was consistent with the prior year period primarily due to a decrease in cash provided from operations, offset by lower capital expenditures.

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
Indebtedness
As of June 30, 2026, we had outstanding long-term debt in the form of term loans for an aggregate principal amount of $1,976 million, which will mature in 2028. In addition, we have a $330 million revolving credit facility with a maturity date of May 31, 2030. As of June 30, 2026, no amounts were borrowed or outstanding under our revolving credit facility agreement.
Share Repurchases
In August 2022, we established a repurchase program allowing for authorized share repurchases. Repurchases may be conducted through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including pursuant to Rule 10b5-1 trading plans. The actual timing and amount of future repurchases are subject to business and market conditions, corporate and regulatory requirements, stock price, acquisition opportunities and other factors. The stock repurchase program does not obligate Alight to acquire any amount of common stock, and the program may be suspended or terminated at any time by Alight at its discretion without prior notice. The Company's 1-for-20 Reverse Stock Split, effective June 30, 2026, did not impact the total dollar amount of remaining share repurchase authorization under the program.
During the three and six months ended June 30, 2026, the Company did not repurchase any shares of Class A Common Stock. As of June 30, 2026, the total remaining amount authorized for repurchase was $216 million.
Cash Dividends
On February 19, 2026, the Company announced it replaced its cash dividend on its Class A common stock, par value $0.0001 per share, with other capital allocation activities, including deleveraging the balance sheet and continuing our share repurchase program, subject to market and other conditions.
Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.
The following table provides a summary of cash flows from continuing operating, investing, and financing activities for the periods presented.

	Six Months Ended June 30,
(in millions)	2026	2025
Cash provided by operating activities - continuing operations	$152	$159
Cash provided by (used in) investing activities - continuing operations	(51)	(57)
Cash used in financing activities - continuing operations	(173)	(242)
Operating Activities
Cash provided by operating activities was $152 million for the six months ended June 30, 2026 as compared to $159 million for the six months ended June 30, 2025. The decrease in cash provided by operating activities was primarily due to lower gross profit partially offset by changes in our net working capital requirements.

Investing Activities
Cash used in investing activities was $51 million for the six months ended June 30, 2026 as compared to cash used in investing activities of $57 million for the six months ended June 30, 2025. The decrease in cash used in investing activities was primarily driven by lower capital expenditures.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2026 was $173 million as compared to cash used in financing activities of $242 million for the six months ended June 30, 2025. The primary drivers of cash used in financing activities for the six months ended June 30, 2026 were $136 million of TRA payments, a $15 million net decrease in fiduciary liabilities, $9 million of finance lease payments and $10 million of debt repayments. The decrease in fiduciary cash was primarily due to timing of client funding and subsequent disbursement of payments.
Cash, Cash Equivalents and Fiduciary Assets
At June 30, 2026, our cash and cash equivalents were $215 million, a decrease of $58 million from December 31, 2025. Of the total balances of cash and cash equivalents as of June 30, 2026 and December 31, 2025, none of the balances were restricted as to use.
Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Condensed Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our continuing operations Fiduciary assets included cash of $233 million and $248 million at June 30, 2026 and December 31, 2025, respectively.
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
Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. During the first quarter of 2026, the Company received an Objection Notice from the TRA Party Representative with respect to certain methodology used to prepare a portion of the Tax Benefit Schedule that calculates our 2026 Tax Benefit Payments to the TRA Parties (all capitalized terms as defined in the TRA). The Company disagrees with the TRA Party Representative’s assertions and is proceeding through the dispute mechanisms as set forth in the TRA agreement. During the six months ended June 30, 2026, consistent with the TRA agreement, the Company paid $136 million, representing what it considered the undisputed amount. The Company is vigorously contesting the TRA Party Representative's assertions in the Objection Notice. If the TRA Party Representative nonetheless prevails in its position or the Company resolves the dispute consensually, the Company currently estimates that a resolution could increase the 2026 Tax Benefit Payments by up to $40 million above the undisputed amount paid during the six months ended June 30, 2026, plus interest as further detailed in the TRA. The Objection Notice does not address the Company's current 2027 Tax Benefit Payments estimate.
Contractual Obligations and Commitments
Our material contractual obligations include debt, non-cancellable contractual service, purchase obligations and lease obligations. For additional information regarding debt and non-cancellable contractual service and purchases obligations, see the Condensed Consolidated Financial Statements within Item 1 of this Quarterly Report on Form 10-Q, Note 8, “Debt”, and Note 19, “Commitments and Contingencies”.
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. Effective April 1, 2025, the Company executed Amendment No. 2 which adjusted the mix of services provided by Wipro. Effective January 25, 2026, the Company executed Amendment No. 5 to extend the agreement through August 31, 2029. The Company may terminate certain elements of its arrangement with Wipro for cause or for the Company’s convenience with no penalty prior to August 31, 2029. If an unconsumed portion of the obligation remains after August 31, 2029, then the Company shall satisfy the obligation by paying Wipro the remaining unconsumed portion by September 30, 2029. Following the amendments, the Company’s expected remaining cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $50 million, $75 million, and $37 million for the remainder of 2026 and the years ended 2027 and 2028, respectively, and none thereafter, totaling $162 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, the Company's disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase issued and outstanding shares of Class A Common Stock from time to time, depending on market conditions and alternate uses of capital. The Program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. We did not purchase any shares of our Class A Common Stock during the three months ended June 30, 2026.
Item 5. Other Information.
Trading Arrangements
During the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement, or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
Adoption of Amended and Restated Bylaws
On June 26, 2026, the Company’s Board of Directors approved an amendment and restatement of the Company’s amended and restated bylaws (as amended, the “Bylaws”), effective June 30, 2026, to, among other things, add certain procedural and informational requirements for stockholders that intend to use the advance notice provisions set forth in the Bylaws, including if such stockholder intends to use the Universal Proxy Rule under Exchange Act Rule 14a-19 (the “Universal Proxy Rule”), as further described below.
The amendments require stockholders or any proponent persons who intend to engage in a solicitation with respect to a director nomination pursuant to the Bylaws to provide to the Company (i) a statement disclosing the name of each participant in such solicitation (as defined in Item 4 of Schedule 14A under the Exchange Act) and (ii) a representation that such stockholder or other proponent person, if any, intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company’s capital stock required under the Universal Proxy Rule. If any stockholder provides notice of a proposed nomination for election to the Board pursuant to the Universal Proxy Rule, the amended Bylaws require such stockholder to deliver to the Company reasonable evidence that such stockholder has met the requirements thereof. Additionally, stockholders who nominate directors for election are required to deliver written questionnaires requesting certain information from director nominees, as described in further detail in the Bylaws.
In addition, the amendments provide that any stockholder soliciting proxies from other stockholders must use a proxy card color other than white, which color is reserved for the exclusive use by the Board of Directors.
Finally, the Bylaws set forth certain procedures for stockholders who attempt but fail to comply with the Universal Proxy Rule, including the ability of the Company to disregard any proxies or votes solicited for any related nominees.

The foregoing description is qualified in its entirety by reference to the Bylaws, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.
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

3.1	Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2026).
3.2	Second Amended and Restated Bylaws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2026).
10.1
Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of Alight Holding Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

10.2*+	Offer Letter, dated June 1, 2026, by and among Alight, Inc., Alight Solutions LLC and Stephen A. Lasher.
10.3*+	Executive Severance Letter Agreement, dated June 1, 2026, by and among Alight, Inc., Alight Solutions LLC and Stephen A. Lasher.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Alight, Inc.
(Registrant)

Date: August 4, 2026	By:	/s/ Stephen Lasher
Stephen Lasher
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)