Form 10-Q
period 2026-09-30
Alight, Inc. / Delaware
filed 2026-11-03
CIK 1809104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________
FORM 10-Q
_______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 29, 2026, the registrant had 26,441,722 shares of Class A Common Stock, par value $0.0001 per share, 247,733 shares of Class B-1 Common Stock, par value $0.0001 per share, 247,733 shares of Class B-2 Common Stock, par value $0.0001 per share, and 22,968 shares of Class V Common Stock, par value $0.0001 per share, outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include, but are not limited to, statements that relate to expectations regarding future financial performance (including the impact of bookings and losses from contract renewals on revenue growth), and business strategies or expectations for our business. Forward-looking statements can often be identified by the use of words such as “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” or similar expressions or the negative thereof. These forward-looking statements are based on information available as of the date of this report and the Company’s management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. Forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligation to update, add or otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Alight, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025
(in millions, except par values)
Assets
Current Assets
Cash and cash equivalents	$212	$273
Receivables, net	334	387
Other current assets	186	234
Fiduciary assets	236	248
Total Current Assets	968	1,142
Goodwill	83	83
Intangible assets, net	2,363	2,573
Fixed assets, net	330	378
Deferred tax assets, net	46	15
Other assets	404	377
Total Assets	$4,194	$4,568

Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$232	$253
Current portion of long-term debt, net	20	20
Other current liabilities	196	353
Fiduciary liabilities	236	248
Total Current Liabilities	684	874
Deferred tax liabilities	15	14
Long-term debt, net	1,971	1,985
Long-term tax receivable agreement	428	508
Other liabilities	115	141
Total Liabilities	$3,213	$3,522
Commitments and Contingencies
Stockholders' Equity
Preferred stock at $0.0001 par value: 1.0 shares authorized, none issued and outstanding	$—	$—
Class A Common Stock: $0.0001 par value, 50.0 shares authorized; 28.5 and 28.3 shares issued, and 26.4 and 26.2 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B Common Stock: $0.0001 par value, 1.0 shares authorized; 0.5 and 0.5 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class V Common Stock: $0.0001 par value, 8.8 shares authorized; 0.02 and 0.02 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class Z Common Stock: $0.0001 par value, 0.6 shares authorized; none issued and outstanding	—	—
Treasury stock, at cost (2.1 and 2.1 shares at September 30, 2026 and December 31, 2025, respectively)	(284)	(284)
Additional paid-in-capital	5,084	5,065
Accumulated deficit	(3,837)	(3,757)
Accumulated other comprehensive income	16	20
Total Alight, Inc. Stockholders' Equity	$979	$1,044
Noncontrolling interest	2	2
Total Stockholders' Equity	$981	$1,046
Total Liabilities and Stockholders' Equity	$4,194	$4,568
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenue	$500	$533	$1,545	$1,609
Cost of services, exclusive of depreciation and amortization	334	327	1,018	1,003
Depreciation and amortization	31	28	94	81
Gross Profit	135	178	433	525

Operating Expenses
Selling, general and administrative	122	87	336	321
Depreciation and intangible amortization	74	75	220	223
Goodwill impairment	—	1,338	—	2,321
Total Operating expenses	196	1,500	556	2,865
Operating Income (Loss) From Continuing Operations	(61)	(1,322)	(123)	(2,340)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	—	(19)	—	1
(Gain) Loss from change in fair value of tax receivable agreement	(15)	(66)	(80)	(34)
Interest expense	25	24	73	68
Other (income) expense, net	(1)	(8)	(1)	(26)
Total Other (income) expense, net	9	(69)	(8)	9
Income (Loss) From Continuing Operations Before Taxes	(70)	(1,253)	(115)	(2,349)
Income tax expense (benefit)	(19)	(198)	(35)	(204)
Net Income (Loss) From Continuing Operations	(51)	(1,055)	(80)	(2,145)
Net Income (Loss) From Discontinued Operations, Net of Tax	—	(13)	—	(22)
Net Income (Loss)	(51)	(1,068)	(80)	(2,167)
Net income (loss) attributable to noncontrolling interests	—	(1)	—	(2)
Net Income (Loss) Attributable to Alight, Inc.	$(51)	$(1,067)	$(80)	$(2,165)

Earnings (Loss) Per Share
Basic and Diluted
Continuing operations	$(1.93)	$(40.03)	$(3.04)	$(80.99)
Discontinued operations	$—	$(0.49)	$—	$(0.83)
Net Income (Loss)	$(1.93)	$(40.52)	$(3.04)	$(81.82)

Net Income (Loss)	$(51)	$(1,068)	$(80)	$(2,167)
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	(1)	(4)	(1)	(17)
Foreign currency translation adjustments	(1)	—	(3)	—
Total Other comprehensive income (loss), net of tax:	(2)	(4)	(4)	(17)
Comprehensive Income (Loss) Before Noncontrolling Interests	(53)	(1,072)	(84)	(2,184)
Comprehensive income (loss) attributable to noncontrolling interests	—	(1)	—	(2)
Comprehensive Income (Loss) Attributable to Alight, Inc.	$(53)	$(1,071)	$(84)	$(2,182)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at June 30, 2026	$—	$(284)	$5,076	$(3,786)	$18	$1,024	$2	$1,026
Net income (loss)	—	—	—	(51)	—	(51)	—	(51)
Other comprehensive income (loss), net	—	—	—	—	(2)	(2)	—	(2)
Share-based compensation expense	—	—	8	—	—	8	—	8
Balance at September 30, 2026	$—	$(284)	$5,084	$(3,837)	$16	$979	$2	$981

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at June 30, 2025	$—	$(259)	$5,101	$(1,758)	$34	$3,118	$3	$3,121
Net income (loss)	—	—	—	(1,067)	—	(1,067)	(1)	(1,068)
Other comprehensive income (loss), net	—	—	—	—	(4)	(4)	—	(4)
Share-based compensation expense	—	—	3	—	—	3	—	3
Shares withheld in lieu of taxes	—	—	(1)	—	—	(1)	—	(1)
Share repurchases	—	(25)	—	—	—	(25)	—	(25)
Dividends	—	—	(22)	—	—	(22)	—	(22)
Balance at September 30, 2025	$—	$(284)	$5,081	$(2,825)	$30	$2,002	$2	$2,004

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2025	$—	$(284)	$5,065	$(3,757)	$20	$1,044	$2	$1,046
Net income (loss)	—	—	—	(80)	—	(80)	—	(80)
Other comprehensive income (loss), net	—	—	—	—	(4)	(4)	—	(4)
Common stock issued under ESPP	—	—	1	—	—	1	—	1
Share-based compensation expense	—	—	19	—	—	19	—	19
Shares withheld in lieu of taxes	—	—	(1)	—	—	(1)	—	(1)
Balance at September 30, 2026	$—	$(284)	$5,084	$(3,837)	$16	$979	$2	$981

(in millions)	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Alight, Inc. Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2024	$—	$(219)	$5,141	$(660)	$47	$4,309	$4	$4,313
Net income (loss)	—	—	—	(2,165)	—	(2,165)	(2)	(2,167)
Other comprehensive income (loss), net	—	—	—	—	(17)	(17)	—	(17)
Common stock issued under ESPP	—	—	4	—	—	4	—	4
Share-based compensation expense	—	—	14	—	—	14	—	14
Shares withheld in lieu of taxes	—	—	(12)	—	—	(12)	—	(12)
Share repurchases	—	(65)	—	—	—	(65)	—	(65)
Dividends	—	—	(65)	—	—	(65)	—	(65)
Other	—	—	(1)			(1)	—	(1)
Balance at September 30, 2025	$—	$(284)	$5,081	$(2,825)	$30	$2,002	$2	$2,004

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Alight, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating activities:
Net Income (Loss) From Continuing Operations	$(80)	$(2,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	104	93
Intangible asset amortization	210	211
Noncash lease expense	6	5
Financing fee and premium amortization	1	1
Share-based compensation expense	19	14
(Gain) loss from change in fair value of financial instruments	—	1
(Gain) loss from change in fair value of tax receivable agreement	(80)	(34)
Deferred tax expense (benefit)	(30)	(197)
Goodwill impairment	—	2,321
Other	21	11
Changes in operating assets and liabilities:
Accounts receivable	53	72
Accounts payable and accrued liabilities	(21)	(96)
Other assets and liabilities	(22)	(21)
Cash provided by operating activities - continuing operations	181	236
Cash provided by operating activities - discontinued operations	—	—
Net cash provided by operating activities	$181	$236
Investing activities:
Net proceeds from sale of business	—	(13)
Capital expenditures	(73)	(85)
Cash provided by (used in) investing activities - continuing operations	(73)	(98)
Cash used in investing activities - discontinued operations	—	—
Net cash provided by (used in) investing activities	$(73)	$(98)
Financing activities:
Dividend payments	(1)	(65)
Net increase (decrease) in fiduciary liabilities	(12)	(12)
Repayments to banks	(15)	(15)
Principal payments on finance lease obligations	(14)	(17)
Payments on tax receivable agreements	(136)	(100)
Tax payment for shares/units withheld in lieu of taxes	(1)	(12)
Repurchase of shares	—	(65)
Other financing activities	(1)	(2)
Cash used in financing activities - continuing operations	(180)	(288)
Cash provided by (used in) financing activities - discontinued operations	—	—
Net Cash provided by (used in) financing activities	$(180)	$(288)
Effect of exchange rate changes on cash, cash equivalents and restricted cash - continuing operations	(1)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash - discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(73)	(150)
Cash, cash equivalents and restricted cash balances from:
Continuing operations - beginning of year	$521	$582
Discontinued operations - beginning of year	—	—
Less discontinued operations - end of period	—	—
Continuing operations - end of period	$448	$432
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$212	$205
Restricted cash included in fiduciary assets	236	227
Total cash, cash equivalents and restricted cash	$448	$432

Supplemental disclosure of non-cash investing and financing activities:
Fixed asset additions acquired through finance leases	$7	$8
Right of use asset additions acquired through operating leases	7	9

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
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we”, “us”, “our” or the “Successor”). As of September 30, 2026, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of September 30, 2026.
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
Reverse Stock Split
At Alight's 2026 Annual Meeting of Stockholders held on June 10, 2026, stockholders approved a reverse stock split of Alight's outstanding common stock and a corresponding decrease in the number of authorized shares of each class and series of common stock (the "Reverse Stock Split"). On June 10, 2026, the Company's Board of Directors determined to effectuate the Reverse Stock Split at a ratio of 1-for-20. The Reverse Stock Split became effective as of Tuesday, June 30, 2026, at 5:00 p.m. Eastern Time (the "Effective Time"). Alight’s Class A Common Stock began trading on a split-adjusted basis on the New York Stock Exchange ("NYSE") under the existing symbol (ALIT) when the market opened on Wednesday, July 1, 2026.
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
No fractional shares were issued as a result of the Reverse Stock Split. Stockholders otherwise entitled to receive a fractional share as a result of the Reverse Stock Split received a cash payment in an amount equal to the fair value thereof as of the Effective Time (as determined by the Board and without interest) in lieu of such fractional shares. The Company's total stockholders' equity and the par value of each class and series of the Company’s common stock did not change as a result of the Reverse Stock Split.
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
New Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Expense Disaggregation Disclosures (Topic 220), which requires disclosure in the notes to financial statements of specified information about certain costs and expenses. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance may be applied retrospectively or prospectively. The Company is currently evaluating the standard to determine the impact of adoption on its condensed consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Accounting for and Disclosure of Software Costs, which improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. Moving forward, the amendments will require an entity to capitalize software costs when a set of two criteria are met. This guidance will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Upon adoption, the guidance may be applied prospectively, using a modified transition approach, or retrospectively. The Company is currently evaluating the standard to determine the impact of adoption on its condensed consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which aims to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, entities can apply the amendments either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption on its condensed consolidated financial statements and disclosures.
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

Costs to fulfill a Contract
The Company capitalizes costs to fulfill contracts which includes highly customized implementation efforts to set up clients and their human resource or benefit programs. Assets recognized for the costs to fulfill a contract are amortized on a systematic basis over the expected life of the underlying customer relationships, which is 7 years for our leaves solutions and 15 years for all of our other solutions. Amortization for all contract costs is recorded in Cost of services, exclusive of depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss), see Note 5, “Other Financial Data”.
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
As of September 30, 2026, the Company concluded that the 2025 financial performance threshold specified in the Purchase Agreement had not been met, as such the Additional Seller Note will not be issued. This does not impact the issuance of the Seller Note.
In conjunction with the Divestiture, the Company entered into a Transition Services Agreement (the "TSA") with the Buyer. The TSA outlines the terms under which the Company would provide certain reimbursable post-closing services to support the business on a transitional basis for an initial period of up to 18 months, with the option to extend for an additional six months. As of September 30, 2026, the Company is no longer providing the majority of services originally agreed upon in the TSA.
TSA services income was less than $1 million and $7 million for the three months ended September 30, 2026 and 2025, respectively, and was $1 million and $25 million for the nine months ended September 30, 2026 and 2025, respectively, and was recognized in Other (income) expense, net, with the corresponding expenses recorded in Cost of services, exclusive of depreciation and amortization, and Selling, general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Pass-through costs of approximately $2 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $4 million and $34 million for the nine months ended September 30, 2026 and 2025, respectively, were incurred under the TSA, which were netted against the equal and offsetting reimbursement amounts due from the Divested Business.
Revenue earned from customer care commercial services provided to the Divested Business was $8 million and $9 million for the three months ended September 30, 2026 and 2025, respectively, and $25 million and $33 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table presents the results as reported in Net Income (Loss) from Discontinued Operations, Net of Tax, within our Condensed Consolidated Statements of Comprehensive Income (Loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3	$3	$8	$40
Cost of services, exclusive of depreciation and amortization	3	3	8	40
Depreciation and amortization	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses
Selling, general and administrative	—	—	—	—
Depreciation and intangible amortization	—	—	—	—
Total Operating Expenses	—	—	—	—
Income (loss) from Discontinued Operations	—	—	—	—
Other (income) expense, net	—	—	—	—
Income (Loss) from Discontinued Operations Before Income Taxes	—	—	—	—
(Gain) Loss on sale of disposition, net of tax	—	—	—	8
Income tax expense (benefit)	—	13	—	14
Net Income (Loss) from Discontinued Operations, Net of Tax	$—	$(13)	$—	$(22)
The Company concluded that it controlled a portion of the Divested Business services subsequent to separation as a result of certain shared contractual relationships that had not been legally assigned as of September 30, 2026. As such, the Company determined it was the principal for these services and, therefore, the Company recorded $3 million and $3 million for the three months ended September 30, 2026 and 2025, respectively, and $8 million and $40 million for the nine months ended September 30, 2026 and 2025, respectively, of Revenue and Cost of services, exclusive of depreciation and amortization, on a gross basis within Net Income (Loss) from Discontinued Operations, Net of Tax, in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The expense amounts reflected above represent only the direct costs attributable to the Divested Business and exclude allocations of corporate costs retained following the sale.
5. Other Financial Data
Condensed Consolidated Balance Sheets Information
Receivables, net
The components of Receivables, net are as follows (in millions):

	September 30, 2026	December 31, 2025
Billed and unbilled receivables	$339	$393
Allowance for expected credit losses	(5)	(6)
Balance at end of period	$334	$387

Other current assets
The components of Other current assets are as follows (in millions):

	September 30, 2026	December 31, 2025
Deferred project costs	$30	$30
Prepaid expenses	61	55
Commissions receivable	25	90
Other	70	59
Total	$186	$234
Other assets
The components of Other assets are as follows (in millions):

	September 30, 2026	December 31, 2025
Deferred project costs	$287	$276
Operating lease right of use asset	34	36
Commissions receivable	3	7
Other	80	58
Total	$404	$377
The current and non-current portions of deferred project costs relate to costs to obtain and fulfill contracts (see Note 3, “Revenue from Contracts with Customers”). Total amortization expense related to deferred project costs was $9 million and $8 million for the three months ended September 30, 2026 and 2025, respectively, and $31 million and $21 million for the nine months ended September 30, 2026 and 2025, respectively, and was recorded in Cost of services, exclusive of depreciation and amortization in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
Other current assets and Other assets include the fair value of outstanding derivative instruments related to interest rate swaps. The interest rate swap balances in Other current assets as of September 30, 2026 and December 31, 2025 were $2 million and $5 million, respectively. As of September 30, 2026 and December 31, 2025, there were no interest rate swap balances in Other assets (see Note 13 “Derivative Financial Instruments” for additional information). As of September 30, 2026 and December 31, 2025, the balances in Other assets included $47 million and $42 million, respectively, related to the Seller Note.
Other current liabilities
The components of Other current liabilities are as follows (in millions):

	September 30, 2026	December 31, 2025
Deferred revenue	$94	$112
Operating lease liabilities	19	18
Finance lease liabilities	20	20
Current portion of tax receivable agreement liability	20	156
Other	43	47
Total	$196	$353

Other liabilities
The components of Other liabilities are as follows (in millions):

	September 30, 2026	December 31, 2025
Deferred revenue	$32	$36
Operating lease liabilities	42	49
Finance lease liabilities	20	27
Other	21	29
Total	$115	$141
The current and non-current portions of deferred revenue relate to consideration received in advance of performance under client contracts. During the nine months ended September 30, 2026 and 2025, revenue of approximately $85 million and $69 million was recognized that was recorded as deferred revenue at the beginning of each period, respectively.
Other current liabilities and Other liabilities include the fair value of outstanding derivative instruments related to interest rate swaps. There was no interest rate swap balance in Other current liabilities as of September 30, 2026. The interest rate swap balance in Other current liabilities as of December 31, 2025 was $1 million. There were no interest rate swaps recorded in Other liabilities as of both September 30, 2026 and December 31, 2025 (see Note 13, “Derivative Financial Instruments” for additional information).
6. Goodwill and Intangible Assets, Net
The changes in the net carrying amount of goodwill are as follows (in millions):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2025	$3,207	$(3,124)	$83
Impairment	—	—	—
Balance at September 30, 2026	$3,207	$(3,124)	$83
Intangible assets by asset class are as follows (in millions):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets:
Customer-related and contract based intangibles	$3,192	$1,118	$2,074	$3,192	$957	$2,235
Technology-related intangibles	230	201	29	230	172	58
Trade name	408	148	260	408	128	280
Total	$3,830	$1,467	$2,363	$3,830	$1,257	$2,573
Amortization expense from finite-lived intangible assets for the three months ended September 30, 2026 and 2025 was $70 million and $70 million, respectively. Amortization expense from finite-lived intangible assets for the nine months ended September 30, 2026 and 2025 was $210 million and $211 million, respectively. Amortization expense from finite-lived intangible assets was recorded in Depreciation and intangible amortization in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following table reflects intangible assets net carrying amount and weighted-average remaining useful lives as of September 30, 2026 and December 31, 2025 (in millions, except for years):

	September 30, 2026		December 31, 2025
	Net Carrying Amount	Weighted-Average Remaining Useful Lives	Net Carrying Amount	Weighted-Average Remaining Useful Lives
Intangible assets:
Customer-related and contract-based intangibles	$2,074	9.7	$2,235	10.5
Technology-related intangibles	29	0.9	58	1.6
Trade name	260	9.8	280	10.5
Total	$2,363		$2,573
Subsequent to September 30, 2026, the annual amortization expense is expected to be as follows (in millions):

	Customer-Related and Contract Based Intangibles	Technology Related Intangibles	Trade Name Intangibles	Total
2026 (October - December)	$53	$9	$7	$69
2027	214	19	27	260
2028	214	1	27	242
2029	214	—	27	241
2030	214	—	27	241
Thereafter	1,165	—	145	1,310
Total amortization expense	$2,074	$29	$260	$2,363
7. Income Taxes
The Company’s effective tax rates for the three months ended September 30, 2026 and 2025 were 27% and 16%, respectively. The Company's effective tax rates for the nine months ended September 30, 2026 and 2025 were 30% and 9%, respectively. The effective tax rates for each of the three and nine months ended September 30, 2026 were higher than the 21% U.S. statutory corporate income tax rate, primarily driven by changes in valuation allowance, the Company’s non-deductible expenses, and state income taxes. The effective tax rates for each of the three and nine months ended September 30, 2025 were lower than the 21% U.S. statutory corporate income tax rate, primarily driven by the Company’s non-deductible expenses, tax credits, changes in valuation allowance, and certain non-recurring items including non-deductible goodwill impairment.
8. Debt
Debt outstanding consisted of the following (in millions):

	Maturity Date	September 30, 2026	December 31, 2025
Seventh Incremental Term Loans(1)	August 31, 2028	$1,991	$2,005
$330 million Revolving Credit Facility, Amended	May 31, 2030	—	—
Total debt, net		1,991	2,005
Less: current portion of long-term debt, net		(20)	(20)
Total long-term debt, net		$1,971	$1,985
_______________________________________________________
(1)The net balance for the Seventh Incremental Term Loans included unamortized debt issuance costs at September 30, 2026 and December 31, 2025 of approximately $4 million and $5 million, respectively.
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
During the three and nine months ended September 30, 2026, the Company made total principal payments on the Incremental Term Loans of $5 million and $15 million, respectively. During the three and nine months ended September 30, 2025, the Company made total principal payments on the Incremental Term Loans of $5 million and $15 million, respectively.
Revolving Credit Facility
In August 2021, the Company entered into a $294 million revolving credit facility with a maturity date of August 31, 2026. In March 2023, the Company amended and upsized the revolving credit facility to $300 million and updated the benchmark reference rate from LIBOR to Term SOFR. In May 2025, the Company entered into Amendment No. 12 to the Credit Agreement, which increased the aggregate principal amount of its revolving credit facility to $330 million and extended the maturity date to May 31, 2030. At September 30, 2026, an immaterial amount of unused letters of credit related to insurance policies were issued under the revolving credit facility and there were no outstanding borrowings. The Company is required to make periodic payments for commitment fees and interest related to the revolving credit facility and outstanding letters of credit. During each of the three and nine months ended September 30, 2026, the Company made immaterial payments related to these fees. During the three months ended September 30, 2025, the Company did not make payments related to these fees. During the nine months ended September 30, 2025, the Company made payments related to these fees of $1 million.
Financing Fees, Premiums and Interest Expense
The Company capitalized financing fees and premiums related to the term loans and revolving credit facility. These financing fees and premiums were recorded as an offset to the aggregate debt balances and are being amortized over the respective loan terms.
Total interest expense related to the debt instruments for the three months ended September 30, 2026 and 2025 was $29 million and $32 million, respectively. Total interest expense related to the debt instruments for the nine months ended September 30, 2026 and 2025 was $85 million and $96 million, respectively. Interest expense is recorded in Interest expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) and is net of interest rate swap derivative gains recognized and interest income.
Principal Payments
Aggregate remaining contractual principal payments as of September 30, 2026 are as follows (in millions):

2026 (October - December)	$5
2027	20
2028	1,969
2029	—
2030	—
Thereafter	—
Total payments	$1,994
9. Stockholders' Equity
As disclosed in Note 1, “Basis of Presentation and Nature of Business”, on June 10, 2026, the Company's Board of Directors determined to effectuate a 1-for-20 Reverse Stock Split of outstanding shares of the Company's Class A Common Stock, Class B-1 Common Stock, Class B-2 Common Stock and Class V Common Stock.
As a result of the Reverse Stock Split, the Company proportionately decreased the number of authorized shares of Class A Common Stock from 1,000,000,000 to 50,000,000, Class B non-voting common stock from 30,000,000 to 1,500,000 (representing 500,000 shares of Class B-1 Common Stock, 500,000 shares of Class B-2 Common Stock, and 500,000 shares of Class B-3 Common Stock), Class V Common Stock from 175,000,000 to 8,750,000, and Class Z non-

voting common stock from 12,900,000 to 645,000 (representing 575,000 shares of Class Z-A Common Stock, 35,000 shares of Class Z-B-1 Common Stock, and 35,000 shares of Class Z-B-2 Common Stock). The Reverse Stock Split did not affect the Company’s authorized number of shares of preferred stock.
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
Preferred Stock
As of September 30, 2026, 1,000,000 preferred shares, par value $0.0001 per share, were authorized and no preferred shares were issued and outstanding.
Class A Common Stock
As of September 30, 2026, 26,439,615 shares of Class A Common Stock were outstanding. On July 2, 2024, all remaining shares of the previously unvested Class A Common Stock became fully vested. Holders of shares of Class A Common Stock are entitled to one vote per share, and together with the holders of shares of Class B Common Stock, will participate ratably in any dividends declared by the Company’s Board of Directors.
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
Class B-1
As of September 30, 2026, 247,733 shares of Class B-1 Common Stock were legally issued and outstanding. Shares of Class B-1 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the volume weighted average price (“VWAP”) of the shares of Class A Common Stock equals or exceeds $250.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $250.00 per share valuation on a diluted basis).
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
As of September 30, 2026, 127,256 Class B-1 common units of Alight Holdings were legally issued and outstanding. Class B-1 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $250.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $250.00 per share valuation on a diluted basis).

Class B-2
As of September 30, 2026, 247,733 shares of Class B-2 Common Stock were legally issued and outstanding. Shares of Class B-2 Common Stock vest and automatically convert into shares of Class A Common Stock on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $300.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $300.00 per share valuation on a diluted basis).
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
As of September 30, 2026, 127,256 Class B-2 common units of Alight Holdings were legally issued and outstanding. Class B-2 common units vest and automatically convert into Class A common units of Alight Holdings on a 1-for-1 basis if the VWAP of the shares of Class A Common Stock equals or exceeds $300.00 per share for 20 or more trading days within a consecutive 30-trading day period (or in the event of a change of control or liquidation event that implies a $300.00 per share valuation on a diluted basis).
Class B-3
As of September 30, 2026, 500,000 shares of Class B-3 Common Stock, par value $0.0001, were authorized. There were no shares of Class B-3 Common Stock issued and outstanding as of September 30, 2026.
Class V Common Stock
As of September 30, 2026, 22,968 shares of Class V Common Stock were legally issued and outstanding. Holders of Class V Common Stock are entitled to one vote per share and have no economic rights. The Class V Common Stock is held on a 1-for-1 basis with Class A Units in Alight Holdings held by Continuing Unit holders. The Class A Units, together with an equal number of shares of Class V Common Stock, can be exchanged for an equal number of shares of Class A Common Stock.
Class Z Common Stock
As of September 30, 2026, there were no outstanding shares or units of Class Z Common Stock. Upon the Closing Date of the Business Combination, Class Z instruments were issued to the equity holders of the Predecessor. The equity holders of the Predecessor that exchanged their Predecessor Class A units for shares of Class A Common Stock in the Business Combination received shares of Class Z Common Stock, and the Continuing Unit holders received Class Z common units of Alight Holdings. The Class Z instruments were issued to the equity holders of the Predecessor to allow for the re-allocation of the consideration paid to the holders of unvested management equity (i.e., the unvested shares of Class A, Class B-1, and Class B-2 Common Stock) to the equity holders of the Predecessor in the event such equity is forfeited under the terms of the applicable award agreement and vested in connection with any such forfeiture.
Class A Units
Holders of Alight Holdings Class A units can exchange all or any portion of their Class A units, together with the cancellation of an equal number of shares of Class V Common Stock, for a number of shares of Class A Common Stock equal to the number of exchanged Class A units. Alight has the option to cash settle any future exchange.
The Continuing Unit holders’ ownership of Class A units represents the noncontrolling interest of the Company, which is accounted for as permanent equity on the Condensed Consolidated Balance Sheets. As of September 30, 2026, there were 26,462,583 Class A Units outstanding, of which 26,439,615 were held by the Company and 22,968 were held by the noncontrolling interest of the Company.
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
During the three and nine months ended September 30, 2026, the Company did not repurchase any shares of Class A Common Stock. As of September 30, 2026, the total remaining amount authorized for repurchase was $216 million. Repurchased shares are reflected as Treasury Stock on the Condensed Consolidated Balance Sheets as a component of equity.

The following table reflects the changes in our outstanding stock:

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at June 30, 2026	26,399,569	247,733	247,733	24,217	—	2,131,849
Conversion of noncontrolling interest	1,249	—	—	(1,249)	—	—
Shares granted upon vesting	25,102	—	—	—	—	—
Issuance for compensation to non-employees (1)	13,695	—	—	—	—	—
Share repurchases	—	—	—	—	—	—
Share forfeitures	—	—	—	—	—	—
Balance at September 30, 2026	26,439,615	247,733	247,733	22,968	—	2,131,849

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at June 30, 2025	26,438,678	247,733	247,733	25,505	—	1,802,843
Conversion of noncontrolling interest	—	—	—	—	—	—
Shares granted upon vesting	20,024	—	—	—	—	—
Issuance for compensation to non-employees (1)	2,314	—	—	—	—	—
Share repurchases	(329,006)	—	—	—	—	329,006
Share forfeitures	—	—	—	—	—	—
Balance at September 30, 2025	26,132,010	247,733	247,733	25,505	—	2,131,849

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2025	26,197,081	247,733	247,733	24,217	—	2,131,849
Conversion of noncontrolling interest	1,249	—	—	(1,249)	—	—
Shares granted upon vesting	206,199	—	—	—	—	—
Issuance for compensation to non-employees (1)	35,086	—	—	—	—	—
Share repurchases	—	—	—	—	—	—
Share forfeitures	—	—	—	—	—	—
Balance at September 30, 2026	26,439,615	247,733	247,733	22,968	—	2,131,849

	Class A	Class B-1	Class B-2	Class V	Class Z	Treasury
Balance at December 31, 2024	26,585,193	248,908	248,908	25,511	—	1,437,779
Conversion of noncontrolling interest	6	—	—	(6)	—	—
Shares granted upon vesting	234,262	—	—	—	—	—
Issuance for compensation to non-employees (1)	6,619	—	—	—	—	—
Share repurchases	(694,070)	—	—	—	—	694,070
Share forfeitures	—	(1,175)	(1,175)	—	—	—
Balance at September 30, 2025	26,132,010	247,733	247,733	25,505	—	2,131,849
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
Accumulated Other Comprehensive Income
As of September 30, 2026, the Accumulated other comprehensive income ("AOCI") balance included unrealized gains and losses for interest rate swaps and foreign currency translation adjustments related to our foreign subsidiaries that do not have the U.S. dollar as their functional currency. The tax effect on the Company's pre-tax AOCI items is recorded in the AOCI balance. This tax is comprised of two items: (1) the tax effects related to the unrealized pre-tax items recorded in AOCI and (2) the tax effect related to certain valuation allowances that have also been recorded in AOCI. When unrealized items in AOCI are recognized, the associated tax effects on these items will also be recognized in the tax provision.
Changes in accumulated other comprehensive income, net of noncontrolling interests, are as follows (in millions):

	Foreign Currency Translation Adjustments	Interest Rate Swaps (1)	Total
Balance at June 30, 2026	$2	$16	$18
Other comprehensive income (loss) before reclassifications	(1)	1	—
Tax (expense) benefit	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	(1)	1	—
Amounts reclassified from accumulated other comprehensive income	—	(2)	(2)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(2)	(2)
Net current period other comprehensive income (loss), net of tax	(1)	(1)	(2)
Balance at September 30, 2026	$1	$15	$16
_______________________________________________________
(1) Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information
	Foreign Currency Translation Adjustments	Interest Rate Swaps (1)	Total
Balance at June 30, 2025	$4	$30	$34
Other comprehensive income (loss) before reclassifications	—	1	1
Tax (expense) benefit	—	1	1
Other comprehensive income (loss) before reclassifications, net of tax	—	2	2
Amounts reclassified from accumulated other comprehensive income	—	(6)	(6)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(6)	(6)
Net current period other comprehensive income (loss), net of tax	—	(4)	(4)
Balance at September 30, 2025	$4	$26	$30
_______________________________________________________
(1) Reclassifications from this category are recorded in Interest expense. See Note 13 “Derivative Financial Instruments” for additional information
	Foreign Currency Translation Adjustments	Interest Rate Swaps (1)	Total
Balance at December 31, 2025	$4	$16	$20
Other comprehensive income (loss) before reclassifications	(3)	4	1
Tax (expense) benefit	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	(3)	4	1
Amounts reclassified from accumulated other comprehensive income	—	(5)	(5)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(5)	(5)
Net current period other comprehensive income (loss), net of tax	(3)	(1)	(4)
Balance at September 30, 2026	$1	$15	$16
_______________________________________________________

(1) Reclassifications from this category are recorded in Interest expense. See Note 13, “Derivative Financial Instruments” for additional information
	Foreign Currency Translation Adjustments	Interest Rate Swaps (1)	Total
Balance at December 31, 2024	$4	$43	$47
Other comprehensive income (loss) before reclassifications	—	(1)	(1)
Tax (expense) benefit	—	5	5
Other comprehensive income (loss) before reclassifications, net of tax	—	4	4
Amounts reclassified from accumulated other comprehensive income	—	(21)	(21)
Tax expense	—	—	—
Amounts reclassified from accumulated other comprehensive income, net of tax	—	(21)	(21)
Net current period other comprehensive income (loss), net of tax	—	(17)	(17)
Balance at September 30, 2025	$4	$26	$30
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
Omnibus Incentive Plan
The Company has an active equity incentive plan, the Alight, Inc. 2021 Omnibus Incentive Plan (the "Incentive Plan"), under which the Company has been authorized to grant share-based awards to key employees and non-employee directors, which consist primarily of time-based restricted stock units ("RSUs") and performance and market condition share units ("PRSUs"). Under this plan, for grants issued during the nine months ended September 30, 2026, approximately 50% of the units are subject to time-based vesting requirements and approximately 50% are subject to additional performance or market condition vesting requirements. As of September 30, 2026, there were 5,908,275 remaining shares of common stock authorized for issuance pursuant to the Company’s stock-based compensation plans under its 2021 Omnibus Incentive Plan. RSU and PRSU nonvested share-based payment awards contain rights to receive forfeitable dividends and therefore are not participating securities.
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
The weighted-average grant-date fair value per share of RSUs and PRSUs granted during each of the nine months ended September 30, 2026 and 2025 were approximately $15.65 and $115.20, and $16.92 and $121.80, respectively.

The following table summarizes the RSU and PRSU activity during the nine months ended September 30, 2026:

	RSUs	Weighted Average Grant Date Fair Value Per Unit	PRSUs(1)	Weighted Average Grant Date Fair Value Per Unit
Balance as of December 31, 2025	380,894	$131.20	32,504	$172.00
Granted	2,254,206	15.65	2,386,967	16.92
Vested	(215,461)	107.19	(51,815)	164.47
Forfeited	(187,508)	48.75	(298,043)	65.14
Balance as of September 30, 2026	2,232,131	$23.75	2,069,613	$8.59
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
Share-based Compensation Expense
Total share-based compensation expense related to the RSUs and PRSUs are recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of services, exclusive of depreciation and amortization	$2	$—	$6	$5
Selling, general and administrative	6	3	13	9
Total share-based compensation expense	$8	$3	$19	$14
As of September 30, 2026, total future compensation expense related to unvested RSUs was $36 million, which will be recognized over a remaining weighted-average amortization period of approximately 2.17 years. As of September 30, 2026, total future compensation expense related to unvested PRSUs was $16 million, which will be recognized over a remaining weighted-average amortization period of approximately 3.29 years.
Employee Stock Purchase Plan
In December 2022, the Company began offering its employees an Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, all full-time and certain part-time employees of the Company based in the U.S. and certain other countries are eligible to purchase Class A Common Stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of Class A Common Stock from the Company up to a maximum of 1,250 shares for any one employee during a Payment Period. Shares may be purchased at a discount of up to 15% of the fair market value of the Company’s Class A Common Stock on the last business day of a Payment Period. As of September 30, 2026, there were 1,246,385 remaining shares available for grant and 271,310 shares issued under the ESPP. The amount of share-based compensation expense related to the ESPP was immaterial for the three and nine months ended September 30, 2026, which was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss). The amount of share-based compensation expense related to the ESPP was $0.3 million and $0.8 million for three and nine months ended September 30, 2025, respectively, which was recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
11. Earnings Per Share
As described in Note 1, “Basis of Presentation and Nature of Business”, the number of shares and per share amounts presented herein have been retrospectively adjusted to reflect the 1-for-20 Reverse Stock Split for all periods presented.
Basic earnings per share is calculated by dividing the net income (loss) attributable to Alight, Inc. by the weighted average number of shares of Class A Common Stock issued and outstanding. The computation of diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue shares were exercised or converted into shares or resulted in the issuance of shares that would then share in the net income of Alight, Inc. The Company’s Class V Common Stock does not, and its Class Z Common Stock did not, participate in the earnings or losses of the Company and are therefore not participating securities and have not been included in either the basic or diluted earnings per share calculations. RSU and PRSU nonvested share-based payment awards contain rights to receive forfeitable dividends and therefore are not participating securities.
In conjunction with the Business Combination, the Company issued Seller Earnouts contingent consideration, which is payable in the Company’s Common Stock when the related market conditions are achieved. As the related conditions to pay the consideration had not been satisfied as of September 30, 2026, the Seller Earnouts were excluded from the diluted earnings per share calculations.
Basic and diluted (net loss) earnings per share are as follows (in millions, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted (net loss) earnings per share:
Numerator
Net Income (Loss) From Continuing Operations	$(51)	$(1,055)	$(80)	$(2,145)
Less: Net income (loss) attributable to noncontrolling interest	—	1	—	2
Net Income (loss) from continuing operations attributable to Alight, Inc.	$(51)	$(1,054)	$(80)	$(2,143)
Net Income (Loss) From Discontinued Operations, Net of Tax	—	(13)	—	(22)
Net Income (Loss) Attributable to Alight, Inc. - basic	$(51)	$(1,067)	$(80)	$(2,165)
Loss impact of conversion of noncontrolling interest	—	—	—	—
Net income (loss) attributable to Alight, Inc. - diluted	$(51)	$(1,067)	$(80)	$(2,165)
Denominator
Weighted-average shares outstanding - basic	26,421,717	26,328,838	26,337,271	26,460,333
Dilutive effect of the exchange of noncontrolling interest units	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Weighted-average shares outstanding - diluted	26,421,717	26,328,838	26,337,271	26,460,333

Basic and Diluted (net loss) earnings per share
Continuing operations	$(1.93)	$(40.03)	$(3.04)	$(80.99)
Discontinued operations	$—	$(0.49)	$—	$(0.83)
Net Income (Loss)	$(1.93)	$(40.52)	$(3.04)	$(81.82)
For the three and nine months ended September 30, 2026, 22,968 units related to noncontrolling interests and 2,232,131 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 749,978 shares related to the Seller Earnouts and 2,069,613 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.
For the three and nine months ended September 30, 2025, 25,505 units related to noncontrolling interests and 414,480 unvested RSUs were not included in the computation of diluted shares outstanding as their impact would have been anti-dilutive. In addition, 749,978 shares related to the Seller Earnouts and 60,548 unvested PRSUs were excluded from the calculation of basic and diluted earnings per share as the market and performance conditions had not yet been met as of the end of the period.
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
Information regarding the Company’s reportable segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Recurring	$458	$489	$1,427	$1,501
Project	42	44	118	108
Total Revenue	$500	$533	$1,545	$1,609
Less (1)
Cost of services - Technology (2)	$65	$76	$210	$228
Cost of services - Delivery, Customer Care and Other (3)	267	251	802	770
Stock Based Compensation	2	—	6	5
Depreciation and Amortization	31	28	94	81
Total Gross Profit	$135	$178	$433	$525
Selling, General, and Administrative (4)	91	80	270	268
Restructuring	25	4	53	44
Stock Based Compensation	6	3	13	9
Depreciation and Intangible Amortization	74	75	220	223
Goodwill impairment	—	1,338	—	2,321
Interest expense	25	24	73	68
Other segment items (5)	(35)	(291)	(116)	(263)
Net Income (Loss) From Continuing Operations	$(51)	$(1,055)	$(80)	$(2,145)

(1)    The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)     Cost of services - Technology is primarily attributable to cost related to application development and client-related infrastructure.
(3)    Cost of services - Delivery, Customer Care and Other is primarily attributable to costs related to personnel and vendors providing services to support our client base and client participants.
(4)    Selling, General, and Administrative expenses exclude restructuring, stock based compensation and depreciation and intangible amortization and primarily include compensation-related costs for administrative and management employees, system and facilities expense, and costs for external professional and consulting services.
(5)    Other segment items - includes (gain)/loss from change in fair value of financial instruments, (gain)/loss from change in fair value of tax receivable agreement, other (income) expense, net and income taxes.
There was no single client who accounted for more than 10% of the Company’s revenues in any of the periods presented.
13. Derivative Financial Instruments
The Company is exposed to market risks, including changes in interest rates. To manage the risk related to these exposures, the Company has entered into various derivative instruments that reduce these risks by creating offsetting exposures.

Interest Rate Swaps
The Company has utilized swap agreements that will fix the floating interest rates associated with its Term Loan as shown in the following table:

Designation Date	Effective Date	Initial Notional Amount	Notional Amount Outstanding as of September 30, 2026	Fixed Rate	Expiration Date
March 2022	June 2025	$1,197,000,000	$596,000,000	2.5540%	December 2026
March 2023	March 2023	$150,000,000	$125,000,000	3.9025%	December 2026
March 2023	March 2023	$150,000,000	$125,000,000	3.9100%	December 2026
During the three and nine months ended September 30, 2026, we did not execute any new interest rate swaps. Our interest rate swaps have been designated as cash flow hedges.
Financial Instrument Presentation
The fair values and location of outstanding derivative instruments recorded in the Condensed Consolidated Balance Sheets are as follows (in millions):

	September 30, 2026	December 31, 2025
Assets
Other current assets	$2	$5
Other assets	—	—
Total	$2	$5

Liabilities
Other current liabilities	$—	$1
Other liabilities	—	—
Total	$—	$1
The Company estimates that approximately $2 million of derivative gains included in Accumulated other comprehensive income as of September 30, 2026 will be reclassified into earnings over the next twelve months.
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
The portion of the Seller Earnouts related to employee compensation was accounted for as share-based compensation. As all employee compensation associated with the Seller Earnouts was vested on July 2, 2024, no portion of the Seller Earnout as of September 30, 2026 was accounted for as share-based compensation. See Note 10, “Share-Based Compensation” for additional information.
As of September 30, 2026, all of the remaining Seller Earnouts were accounted for as a contingent consideration liability at fair value within Financial instruments on the Condensed Consolidated Balance Sheets because the Seller Earnouts do not meet the criteria for classification within equity. This liability is subject to remeasurement at each balance sheet date. At each of September 30, 2026, and December 31, 2025, the fair value of the Seller Earnouts was immaterial. For the three and nine months ended September 30, 2026, there was no gain or loss recognized as a result of the fair value remeasurement of the Seller Earnouts. For the three and nine months ended September 30, 2025, the fair value remeasurement of the Seller Earnouts resulted in a gain of $19 million and $49 million, respectively. Gains or losses related to the remeasurement of Seller Earnouts are recorded in (Gain) Loss from change in fair value of financial instruments within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The fair value of the Class B-1 and B-2 Seller Earnouts is determined using Monte Carlo simulation and Option Pricing Methods (Level 3 inputs, see Note 16, "Fair Value Measurement"). Significant unobservable inputs are used in the assessment of fair value, including the following assumptions: volatility of 44.70%, risk-free interest rate of 3.48%, expected holding period of 1.76 years, dividend participation, and probability assessments based on the likelihood of reaching the performance targets defined in the Business Combination. A decrease in the risk-free interest rate or expected volatility would result in a decrease in the fair value measurement of the Seller Earnouts and vice versa.
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
At September 30, 2026 and December 31, 2025, the Class Z-A contingent consideration was no longer outstanding. For the three and nine months ended September 30, 2026, and 2025, the Company did not record any losses or gains from change in fair value of financial instruments in the Condensed Consolidated Statements of Comprehensive Income (Loss) as a result of the forfeiture of unvested management equity that was ultimately re-allocated to the holders of Class Z instruments on July 2, 2024. See Note 9, “Stockholders’ Equity” for additional information regarding these instruments.
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
The Company’s TRA liability established upon completion of the Business Combination is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The TRA liability balance at September 30, 2026 assumes: (i) a blended U.S. federal, state and local income tax rate of 26.6%; (ii) the latest estimates in taxable income inclusive of the OBBBA, which was enacted into law in the U.S. in July 2025; (iii) the ability to utilize tax attributes based on current tax forecasts; and (iv) future payments under the TRA are made when due under the TRA. The amount of the expected future payments under the TRA has been discounted to its present value using a discount rate of 9.3%.
Subsequent to the Business Combination, we record additional liabilities under the TRA as and when Class A units of Alight Holdings are exchanged for Class A Common Stock. Liabilities resulting from these exchanges will be recorded on a gross undiscounted basis and are not remeasured at fair value on a recurring basis. During the nine months ended September 30, 2026, and 2025, there were no significant exchanges. As such, no material additional TRA liability was established as a result of the exchanges. As of September 30, 2026, $234 million of the TRA liability was measured at fair value on a recurring basis and $214 million was undiscounted and not remeasured at fair value. During the first quarter of 2026, the Company received an Objection Notice from the TRA Party Representative with respect to certain methodology used to prepare a portion of the Tax Benefit Schedule that calculates our 2026 Tax Benefit Payments to the TRA Parties (all capitalized terms as defined in the TRA). The Company proceeded by responding to the Objection Notice through the dispute mechanisms as set forth in the TRA. During the nine months ended September 30, 2026, consistent with the TRA, the Company paid $136 million, representing what it considered the undisputed amount owed pursuant to the TRA (the “Undisputed Amount”). In October 2026, the TRA Party Representative asserted that the Company may be obligated to pay approximately $65 million above the Undisputed Amount, plus interest as further detailed in the TRA (the “October 2026 Communication”). The Company disagrees with, and is vigorously contesting, the TRA Party Representative's assertions in both the Objection Notice and the October 2026 Communication. If the TRA Party Representative nonetheless prevails in its position or the Company resolves the dispute consensually, the Company would be obligated to increase its 2026 Tax Benefit Payments by up to $65 million above the Undisputed Amount, plus interest as further detailed in the TRA. The Objection Notice and the October 2026 Communication do not address the Company's current 2027 Tax Benefit Payments estimate.
The following table summarizes the changes in the TRA liabilities (in millions):

Tax Receivable Agreement Liability
Beginning balance as of December 31, 2025	$664
Fair value remeasurement	(80)
Payments	(136)
Ending balance as of September 30, 2026	448
Less: current portion included in other current liabilities	(20)
Total long-term tax receivable agreement liability	$428
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (in millions):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$2	$—	$2
Total assets recorded at fair value	$—	$2	$—	$2

Liabilities
Interest rate swaps	$—	$—	$—	$—
Seller earnouts liability	—	—	—	—
Tax receivable agreement liability (1)	—	—	234	234
Total liabilities recorded at fair value	$—	$—	$234	$234

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Interest rate swaps	$—	$5	$—	$5
Total assets recorded at fair value	$—	$5	$—	$5

Liabilities
Interest rate swaps	$—	$1	$—	$1
Seller earnouts liability	—	—	—	—
Tax receivable agreement liability (1)	—	—	435	435
Total liabilities recorded at fair value	$—	$1	$435	$436
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
Additional Disclosures Regarding Fair Value Measurements
The fair value of the Company’s debt is classified as Level 2 and the Seller Note is classified as Level 3 within the fair value hierarchy and corroborated by observable market data is as follows (in millions):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Seller note	$47	$51	$42	$46
Total assets	$47	$51	$42	$46

Liabilities
Current portion of long-term debt, net	$20	$16	$20	$19
Long-term debt, net	1,971	1,508	1,985	1,903
Total	$1,991	$1,524	$2,005	$1,922
The carrying value of the Term Loan includes the outstanding principal balance, less any unamortized premium.
The carrying amounts of Cash and cash equivalents, Receivables, net and Accounts payable and accrued liabilities approximate their fair values due to the short-term maturities of these instruments.
During each of the nine months ended September 30, 2026 and 2025, there were no transfers in or out of the Level 1, Level 2 or Level 3 classifications.

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
Post-Separation Plan
On May 6, 2025, the Audit Committee of the Board of Directors of the Company approved a program (the “Post-Separation Plan” or “PSP”) intended to further optimize our operations following the sale of the Divested Business in July 2024. The PSP includes simplifying our post-divestiture operating model, rationalizing our technology spend, expanding our use of artificial intelligence and automation and continued optimization of real estate. In light of evolving business conditions identified during the second quarter of 2026, we now expect to record approximately $115 million in pre-tax restructuring costs and extend the duration of the PSP, which includes primarily cash severance payments and other restructuring cash payments and charges related to technology spend, professional services and optimization of real estate. The Company estimates an annual savings of up to $90 million after the PSP is completed. The PSP commenced in the second quarter of 2025 and is now expected to be substantially completed by the end of fiscal year 2026. These charges are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
The following table summarizes restructuring costs by type (in millions):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Inception to Date	Estimated Remaining Cost	Estimated Total Cost

Transformation Program
Severance and Related Benefits	$—	$—	$—	$2	$45	$—	$45
Other Restructuring Costs(1)	—	—	—	2	95	—	95
Total Transformation Program Costs	$—	$—	$—	$4	$140	$—	$140

Post-Separation Plan
Severance and Related Benefits	$6	$—	$17	$20	$37	$3	$40
Other Restructuring Costs(1)	19	4	36	20	$67	8	75
Total PSP Costs	$25	$4	$53	$40	$104	$11	$115
Total Restructuring Costs	$25	$4	$53	$44	$244	$11	$255
(1)Other restructuring costs primarily include data center exit costs, optimization of real estate, third-party fees associated with the restructuring, and costs associated with transitioning existing technology and processes. For the nine months ended September 30, 2026 and September 30, 2025, the Company recorded a $4 million and $9 million loss on abandonment for certain facilities, respectively. For the three months ended September 30, 2026 and September 30, 2025, the Company did not record any right of use asset impairments. The related liabilities will be satisfied under the original terms of the lease, unless buy-outs can be negotiated.

As of September 30, 2026, approximately $10 million of the Company's total severance and related benefits restructuring liability was unpaid and recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

	Severance and Related Benefits
	Transformation Program	Post-Separation Plan	Total
(in millions)
Accrued restructuring liability as of December 31, 2025	$3	$10	$13
Severance and related benefits	—	17	17
Cash payments	(2)	(18)	(20)
Accrued restructuring liability as of September 30, 2026	$1	$9	$10
18. Employee Benefits
Defined Contribution Savings Plans
Certain of the Company’s employees participate in a defined contribution savings plan sponsored by the Company. For the three months ended September 30, 2026 and 2025, expenses were $5 million and $6 million, respectively. For the nine months ended September 30, 2026 and 2025, expenses were $19 million and $20 million, respectively. Expenses were recognized in Cost of services, exclusive of depreciation and amortization and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
19. Commitments and Contingencies
Legal Matters
The Company is subject to various claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business relating to the delivery of our services and the effectiveness of our technologies. The damages claimed in these matters are or may be substantial. Accruals for any exposures, and related insurance or other receivables, when applicable, are included on the Condensed Consolidated Balance Sheets and have been recognized in Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss) to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Management believes that the reserves established are appropriate based on the facts currently known. The reserves recorded on the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025 were not significant.
Putative Private Securities Class Action
On March 16, 2026, a putative private securities class action lawsuit was filed in the U.S. District Court for the Northern District of Illinois against the Company, its former Chief Executive Officer and Vice Chair of the Board of Directors, David D. Guilmette, and its former Chief Financial Officer, Jeremy J. Heaton, on behalf of certain purchasers of securities of the Company (the “Securities Class Action”). Claims in the Securities Class Action include (i) alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and (ii) alleged violations of Section 20(a) of the Exchange Act against the Company and/or David D. Guilmette and Jeremy J. Heaton. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning the Company’s growth potential, ability to execute on business plans, financial stability, and the sustainability of its recently initiated dividend program. On October 8, defendants filed a motion to dismiss the amended complaint for failure to state a claim. The Company intends to defend against the lawsuit vigorously. The lawsuit is in the early stages, and at this time the Company cannot reasonably estimate the likelihood or amount of any potential loss.

Three shareholder derivative complaints were filed in the U.S. District Court for the Northern District of Illinois, on April 20, May 15, and June 10, 2026, against nominal defendant Alight Inc.; its former Chief Executive Officer, David D. Guilmette; its former Chief Financial Officer, Jeremy J. Heaton; and eleven current and former members of the Alight Board. Along with alleged violations of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act and Rule 10b-5 thereunder, premised on similar allegations to those in the Securities Class Action, Plaintiffs seek to recover for alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and/or contribution. On June 30, 2026, the actions were consolidated and, on July 21, 2026, the consolidated action was stayed pending a ruling on the motion to dismiss in the Securities Class Action. The Company intends to defend against the consolidated action vigorously. The consolidated action is in the early stages, and at this time the Company cannot reasonably estimate the likelihood or amount of any potential loss.
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
Purchase Obligations
In March 2024, the Company entered into an agreement with a third-party provider in the ordinary course of business for the use of certain cloud services. Under this agreement, the Company is committed to purchase services totaling $250 million over a 5-year term. The Company’s total expected cash outflow for non-cancellable purchase obligations related to purchases of information technology assets and services is $25 million, $80 million, $62 million, and $17 million for the remainder of 2026 and the years ending 2027, 2028, and 2029, respectively and none thereafter, totaling $184 million.
Service Obligations
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. Effective April 1, 2025, the Company executed Amendment No. 2 which adjusted the mix of services provided by Wipro. Effective January 25, 2026, the Company executed Amendment No. 5 to extend the agreement through August 31, 2029. The Company may terminate certain elements of its arrangement with Wipro for cause or for the Company’s convenience with no penalty prior to August 31, 2029. If an unconsumed portion of the obligation remains after August 31, 2029, then the Company shall satisfy the obligation by paying Wipro the remaining unconsumed portion by September 30, 2029. Following the amendments, the Company’s expected remaining cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $25 million, $75 million, and $37 million for the remainder of 2026 and the years ending 2027 and 2028, respectively, and none thereafter, totaling $137 million.
20. Subsequent Event
On October 1, 2026, the Company acquired all of the issued and outstanding securities of Abett Inc. ("Abett"), a privately held company. The acquisition is intended to enhance Alight's benefits intelligence capabilities. Abett will become part of our Health Solutions reporting unit. Because the acquisition closed after September 30, 2026, it is a non-recognized subsequent event; accordingly, no assets acquired or liabilities assumed have been recognized in these condensed consolidated financial statements. This acquisition will be accounted for as a business combination and is not expected to have a material impact to the Company's results of operations, financial position, or cash flows. Transaction costs associated with the acquisition were not significant.

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
Business Combination
On July 2, 2021 (the “Closing Date”), Alight Holding Company, LLC (the "Predecessor" or "Alight Holdings") completed a business combination (the "Business Combination") with a special purpose acquisition company. On the Closing Date, pursuant to the Business Combination Agreement, the special purpose acquisition company became a wholly owned subsidiary of Alight, Inc. (“Alight”, the “Company”, “we”, “us”, “our” or the “Successor”). As of September 30, 2026, Alight owned approximately 99% of the economic interest in the Predecessor, had 100% of the voting power and controlled the management of the Predecessor. The non-voting ownership percentage held by noncontrolling interest was less than 1% as of September 30, 2026.
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
As of September 30, 2026, the Company concluded that the 2025 financial performance threshold specified in the Purchase Agreement had not been met, as such the Additional Seller Note will not be issued. This does not impact the issuance of the Seller Note.
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
Subsequent Event
On October 1, 2026, the Company acquired all of the issued and outstanding securities of Abett Inc. ("Abett"), a privately held company. The acquisition is intended to enhance Alight's benefits intelligence capabilities and will become part of our Health Solutions reporting unit. Because the acquisition closed after September 30, 2026, it is a non-recognized subsequent event; accordingly, no assets acquired or liabilities assumed have been recognized in these condensed consolidated financial statements. This acquisition will be accounted for as a business combination and is not expected to have a material impact to the Company's results of operations, financial position, or cash flows. Transaction costs associated with the acquisition were not significant.
EXECUTIVE SUMMARY OF FINANCIAL RESULTS
The following table sets forth our historical results of operations for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue	$500	$533	$1,545	$1,609
Cost of services, exclusive of depreciation and amortization	334	327	1,018	1,003
Depreciation and amortization	31	28	94	81
Gross Profit	135	178	433	525

Operating Expenses
Selling, general and administrative	122	87	336	321
Depreciation and intangible amortization	74	75	220	223
Goodwill impairment	—	1,338	—	2,321
Total Operating expenses	196	1,500	556	2,865
Operating Income (Loss) From Continuing Operations	(61)	(1,322)	(123)	(2,340)
Other (Income) Expense
(Gain) Loss from change in fair value of financial instruments	—	(19)	—	1
(Gain) Loss from change in fair value of tax receivable agreement	(15)	(66)	(80)	(34)
Interest expense	25	24	73	68
Other (income) expense, net	(1)	(8)	(1)	(26)
Total Other (income) expense, net	9	(69)	(8)	9
Income (Loss) From Continuing Operations Before Taxes	(70)	(1,253)	(115)	(2,349)
Income tax expense (benefit)	(19)	(198)	(35)	(204)
Net Income (Loss) From Continuing Operations	(51)	(1,055)	(80)	(2,145)
Net Income (Loss) From Discontinued Operations, Net of Tax	—	(13)	—	(22)
Net Income (Loss)	(51)	(1,068)	(80)	(2,167)
Net income (loss) attributable to noncontrolling interests	—	(1)	—	(2)
Net Income (Loss) Attributable to Alight, Inc.	$(51)	$(1,067)	$(80)	$(2,165)

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
Results of Continuing Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Revenue
Revenues were $500 million for the three months ended September 30, 2026 as compared to $533 million for the prior year period. The decrease of $33 million, or 6.2%, was driven by lower Net Commercial Activity. The Company continues to experience the impact from prior year client losses and lower bookings, which has impacted revenue growth and is expected to continue to impact revenue growth during the remainder of fiscal year 2026 and fiscal year 2027.
Recurring revenues for the three months ended September 30, 2026 decreased by $31 million, or 6.3%, from $489 million in the prior year period to $458 million, primarily driven by lower Net Commercial Activity.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization increased $7 million, or 2.1%, for the three months ended September 30, 2026 as compared to the prior year period and was primarily attributable to higher compensation expense, partially offset by savings realized in conjunction with productivity initiatives.
Depreciation and Amortization
Depreciation and amortization expenses increased by $3 million, or 10.7%, as compared to the prior year period, primarily driven by capitalized software.
Selling, General and Administrative
Selling, general and administrative expenses increased $35 million, or 40.2%, for the three months ended September 30, 2026 as compared to the prior year period, primarily driven by higher severance and other restructuring costs, higher compensation expense and an increase in professional fees incurred in conjunction with debt refinancing activities.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses were consistent with the prior year period.
Goodwill Impairment
There was no goodwill impairment charge recognized for the three months ended September 30, 2026, as compared to the prior year period, where we recorded a $1,338 million non-cash impairment charge.
Change in Fair Value of Financial Instruments
There was no gain or loss related to the change in the fair value of financial instruments for the three months ended September 30, 2026 compared to a gain of $19 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are primarily due to changes in the underlying assumptions of each respective instrument, including changes in the risk-free interest rate, volatility, cost of debt, forecasts, and the closing stock price for the period. See Note 14, "Financial Instruments" within the Condensed Consolidated Financial Statements for additional information.

Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a gain of $15 million for the three months ended September 30, 2026, a decrease of $51 million compared to a gain of $66 million for the prior year period. The change in fair value was due to changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate and the passage of time.
Interest Expense
Interest expense of $25 million increased $1 million from the prior year. The increase was due to higher interest expense net of swaps and lower interest income.
Other (Income) Expense, net
Under the terms of the TSA described in Note 4, "Discontinued Operations" within the Condensed Consolidated Financial Statements, the Company had provided technology infrastructure, risk and security, and various other corporate services to the Divested Business subsequent to the close. For the three months ended September 30, 2026, we recorded less than $1 million of income for services performed under the TSA. For the three months ended September 30, 2025, we recorded $7 million of income for services performed under the TSA. TSA services income is recorded in Other (income) expense, net. The corresponding expenses were recognized in Cost of services, exclusive of depreciation and amortization, and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Income (Loss) From Continuing Operations Before Taxes
Loss from continuing operations before taxes was $70 million for the three months ended September 30, 2026 as compared to loss from continuing operations before taxes of $1,253 million for the three months ended September 30, 2025. The decrease in loss was primarily attributable to a decrease in the non-cash goodwill impairment, partially offset by the non-operating fair value remeasurements of the tax receivable agreement and financial instruments.
Income Tax Expense (Benefit)
Income tax benefit was $19 million for the three months ended September 30, 2026, as compared to an income tax benefit of $198 million for the prior year period. The effective tax rate of 27% for the three months ended September 30, 2026 was higher than the 21% U.S. statutory corporate income tax rate primarily driven by changes in valuation allowance, the Company’s non-deductible expenses, and state income taxes. The effective tax rate of 16% for the three months ended September 30, 2025 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, changes in valuation allowance, and certain non-recurring items including non-deductible goodwill impairment. See Note 7, “Income Taxes” within the Condensed Consolidated Financial Statements for additional information.
Results of Continuing Operations for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Revenue
Revenues were $1,545 million for the nine months ended September 30, 2026 as compared to $1,609 million for the prior year period. The decrease of $64 million, or 4.0%, was driven by lower Net Commercial Activity, partially offset by higher project revenue. The Company continues to experience the impact from prior year client losses and lower bookings, which has impacted revenue growth and is expected to continue to impact revenue growth during the remainder of fiscal year 2026 and fiscal year 2027.
Recurring revenues for the nine months ended September 30, 2026 decreased by $74 million, or 4.9%, from $1,501 million in the prior year period to $1,427 million, primarily driven by lower Net Commercial Activity.
Cost of Services, exclusive of Depreciation and Amortization
Cost of services, exclusive of depreciation and amortization increased $15 million, or 1.5%, for the nine months ended September 30, 2026 as compared to the prior year period and was primarily attributable to higher compensation expense, partially offset by savings realized in conjunction with productivity initiatives.

Depreciation and Amortization
Depreciation and amortization expenses increased by $13 million, or 16.0%, as compared to the prior year period, primarily driven by capitalized software.
Selling, General and Administrative
Selling, general and administrative expenses increased $15 million, or 4.7%, for the nine months ended September 30, 2026 and were primarily driven by an increase in compensation expense and higher restructuring costs.
Depreciation and Intangible Amortization
Depreciation and intangible amortization expenses were mostly consistent with the prior year period.
Goodwill Impairment
There was no goodwill impairment charge recognized for the nine months ended September 30, 2026, as compared to the prior year period, where we recorded a $2,321 million non-cash impairment charge.
Change in Fair Value of Financial Instruments
There was no gain or loss related to the change in the fair value of financial instruments for the nine months ended September 30, 2026 compared to a loss of $1 million for the prior year period. We are required to remeasure the financial instruments at the end of each reporting period and reflect a gain or loss for the change in fair value of the financial instruments in the period the change occurred. Changes in the fair value are primarily due to changes in the underlying assumptions of each respective instrument, including changes in the risk-free interest rate, volatility, cost of debt, forecasts, and the closing stock price for the period. See Note 14, "Financial Instruments" within the Condensed Consolidated Financial Statements for additional information.
Change in Fair Value of Tax Receivable Agreement
The change in the fair value of the TRA resulted in a gain of $80 million for the nine months ended September 30, 2026, an increase of $46 million compared to a gain of $34 million for the prior year period. The change in fair value was due to changes in the Company's assumptions related to the timing of the utilization of tax attributes during the term of the TRA, changes in the discount rate and the passage of time.
Interest Expense
Interest expense increased $5 million for the nine months ended September 30, 2026 as compared to the prior year period. The increase was due to higher interest expense net of swaps and lower interest income.
Other (Income) Expense, net
Under the terms of the TSA described in Note 4, "Discontinued Operations" within the Condensed Consolidated Financial Statements, the Company had provided technology infrastructure, risk and security, and various other corporate services to the Divested Business subsequent to the close. For the nine months ended September 30, 2026, we recorded $1 million of income for services performed under the TSA. For the nine months ended September 30, 2025, we recorded $25 million of income for services performed under the TSA. TSA income is recorded in Other (income) expense, net. The corresponding expenses were recognized in Cost of services, exclusive of depreciation and amortization, and Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income (Loss).
Income (Loss) From Continuing Operations Before Taxes
Loss from continuing operations before taxes was $115 million for the nine months ended September 30, 2026 as compared to loss from continuing operations before taxes of $2,349 million for the nine months ended September 30, 2025. The decrease in loss was primarily attributable to the decrease in the non-cash goodwill impairment and the non-operating fair value remeasurements of the tax receivable agreement, partially offset by lower gross profit.
Income Tax Expense (Benefit)
Income tax benefit was $35 million for the nine months ended September 30, 2026, as compared to an income tax benefit of $204 million for the prior year period. The effective tax rate of 30% for the nine months ended September 30, 2026 was higher than the 21% U.S. statutory corporate income tax rate primarily driven by changes in valuation allowance, the Company’s non-deductible expenses, and state income taxes. The effective tax rate of 9% for the nine months ended September 30, 2025 was lower than the 21% U.S. statutory corporate income tax rate primarily due to the Company’s non-deductible expenses, tax credits, changes in valuation allowance, and certain non-recurring items including non-deductible goodwill impairment. See Note 7, “Income Taxes” within the Condensed Consolidated Financial Statements for additional information.
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
Adjusted Diluted Earnings Per Share From Continuing Operations is defined as Adjusted Net Income From Continuing Operations divided by the adjusted weighted-average number of shares of common stock, diluted. The adjusted weighted shares calculation assumes the full exchange of the non-controlling interest units and the full amount of non-vested time-based restricted stock units that were determined to be antidilutive and therefore excluded from the U.S. GAAP diluted earnings per share. Adjusted Diluted Earnings Per Share From Continuing Operations, including the adjusted weighted-average number of shares, is used by us and our investors to evaluate our core operating performance and to benchmark our operating performance against our competitors.

A reconciliation of Adjusted Net Income (Loss) From Continuing Operations and the computation of Adjusted Diluted Earnings Per Share From Continuing Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net Income (Loss) From Continuing Operations Attributable to Alight, Inc. (1)	$(51)	$(1,054)	$(80)	$(2,143)
Conversion of noncontrolling interest	—	(1)	—	(2)
Intangible amortization	70	70	210	211
Share-based compensation	8	3	19	14
Transaction and integration expenses (2)	2	4	9	12
Restructuring	25	4	53	44
(Gain) Loss from change in fair value of financial instruments	—	(19)	—	1
(Gain) Loss from change in fair value of tax receivable agreement	(15)	(66)	(80)	(34)
Goodwill impairment and other (3)	6	1,338	9	2,323
Tax effect of adjustments (4)	(26)	(217)	(60)	(256)
Adjusted Net Income From Continuing Operations	$19	$62	$80	$170

Denominator:
Weighted average shares outstanding - basic	26,421,717	26,328,838	26,337,271	26,460,333
Dilutive effect of the exchange of noncontrolling interest units	—	—	—	—
Dilutive effect of RSUs	—	—	—	—
Weighted average shares outstanding - diluted	26,421,717	26,328,838	26,337,271	26,460,333
Exchange of noncontrolling interest units(5)	23,457	25,505	23,961	25,505
Impact of unvested RSUs(6)	2,232,131	414,480	2,232,131	414,480
Adjusted shares of Class A Common Stock outstanding - diluted(7)(8)	28,677,305	26,768,823	28,593,363	26,900,318

Basic (Net Loss) Earnings Per Share From Continuing Operations	$(1.93)	$(40.03)	$(3.04)	$(80.99)
Diluted (Net Loss) Earnings Per Share From Continuing Operations	$(1.93)	$(40.03)	$(3.04)	$(80.99)
Adjusted Diluted Earnings Per Share From Continuing Operations	$0.66	$2.32	$2.80	$6.32
__________________________________________________________
(1)Excludes the impact of discontinued operations.
(2)Transaction and integration expenses primarily relate to acquisition and divestiture activities.
(3)Goodwill impairment and other primarily includes $6 million of certain professional fees incurred in connection with our debt refinancing activities for the three and nine months ended September 30, 2026 and $1,338 million and $2,321 million non-cash goodwill impairment charges for the three and nine months ended September 30, 2025, respectively.
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

(8)Excludes approximately 2.1 million and 0.1 million performance-based units, which represents the gross number of shares expected to vest based on achievement of the respective performance and market conditions as of September 30, 2026 and 2025, respectively.
Adjusted EBITDA From Continuing Operations and Adjusted EBITDA Margin From Continuing Operations
Adjusted EBITDA From Continuing Operations is defined as earnings before interest, taxes, depreciation and intangible amortization adjusted for the impact of certain non-cash and other items, including goodwill impairments, that we do not consider in the evaluation of ongoing operational performance. Adjusted EBITDA Margin From Continuing Operations is defined as Adjusted EBITDA From Continuing Operations divided by revenue. Adjusted EBITDA From Continuing Operations and Adjusted EBITDA Margin From Continuing Operations are non-GAAP financial measures used by management and our stakeholders to provide useful supplemental information that enables a better comparison of our performance across periods as well as to evaluate our core operating performance. A reconciliation of Adjusted EBITDA From Continuing Operations to Net Income (Loss) From Continuing Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net Income (Loss) From Continuing Operations	$(51)	$(1,055)	$(80)	$(2,145)
Interest expense	25	24	73	68
Income tax expense (benefit)	(19)	(198)	(35)	(204)
Depreciation	35	33	104	93
Intangible amortization	70	70	210	211
EBITDA From Continuing Operations	60	(1,126)	272	(1,977)
Share-based compensation	8	3	19	14
Transaction and integration expenses (1)	2	4	9	12
Restructuring	25	4	53	44
(Gain) Loss from change in fair value of financial instruments	—	(19)	—	1
(Gain) Loss from change in fair value of tax receivable agreement	(15)	(66)	(80)	(34)
Goodwill impairment and other (2)	6	1,338	9	2,323
Adjusted EBITDA From Continuing Operations (3)	$86	$138	$282	$383
Revenue	$500	$533	$1,545	$1,609
Adjusted EBITDA Margin From Continuing Operations (4)	17.2%	25.9%	18.3%	23.8%
(1)Transaction and integration expenses primarily relate to acquisition and divestiture activities.
(2)Goodwill impairment and other primarily includes $6 million of certain professional fees incurred in connection with our debt refinancing activities for the three and nine months ended September 30, 2026 and $1,338 million and $2,321 million non-cash goodwill impairment charges for the three and nine months ended September 30, 2025, respectively.
(3)Adjusted EBITDA From Continuing Operations excludes the impact of discontinued operations.
(4)Adjusted EBITDA Margin From Continuing Operations is defined as Adjusted EBITDA From Continuing Operations as a percentage of revenue.
Employer Solutions Results of Operations for the Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025
Revenue Disaggregation

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Employer Solutions Revenue
Recurring	$458	$489	$1,427	$1,501
Project	42	44	118	108
Total Employer Solutions Revenue	$500	$533	$1,545	$1,609

Employer Solutions revenue was $500 million for the three months ended September 30, 2026 as compared to $533 million for the prior year period. The overall decrease of $33 million was primarily driven by decreases in Net Commercial Activity.
Employer Solutions revenue was $1,545 million for the nine months ended September 30, 2026 as compared to $1,609 million for the prior year period. The overall decrease of $64 million was primarily driven by decreases in Net Commercial Activity, partially offset by an increase in project revenue.
Gross Profit to Adjusted Gross Profit Reconciliation for the Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025
Adjusted gross profit is defined as revenue less cost of services adjusted for depreciation, amortization and share-based compensation. Adjusted gross profit margin percent is defined as adjusted gross profit divided by revenue. Management uses adjusted gross profit and adjusted gross profit margin percent as key measures in making financial, operating and planning decisions and in evaluating our performance. We believe that presenting adjusted gross profit and adjusted gross profit margin percent is useful to investors as it eliminates the impact of certain non-cash expenses and allows a direct comparison between periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Gross Profit	$135	$178	$433	$525
Add: stock-based compensation	2	—	6	5
Add: depreciation and amortization	31	28	94	81
Adjusted Gross Profit	$168	$206	$533	$611
Gross Profit Margin	27.0%	33.4%	28.0%	32.6%
Adjusted Gross Profit Margin	33.6%	38.6%	34.5%	38.0%
Employer Solutions gross profit was $135 million for the three months ended September 30, 2026 compared to $178 million for the prior year period. The decrease of $43 million was primarily driven by lower revenues and an increase in compensation expense. Employer Solutions adjusted gross profit decreased $38 million for the three months ended September 30, 2026 to $168 million from $206 million in the prior year period, primarily attributable to lower revenues and an increase in compensation expense.
Employer Solutions gross profit was $433 million for the nine months ended September 30, 2026 compared to $525 million for the prior year period. The decrease of $92 million was driven primarily by lower revenues and an increase in compensation expense. Employer Solutions adjusted gross profit decreased $78 million for the nine months ended September 30, 2026 to $533 million from $611 million in the prior year period, primarily driven by lower revenues and an increase in compensation expense.
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

	Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025
Non-GAAP free cash flow reconciliation:
Cash provided by operating activities - continuing operations	$181	$236
Capital expenditures	(73)	(85)
Non-GAAP free cash flow	$108	$151
Cash provided by operating activities - continuing operations was $181 million for the nine months ended September 30, 2026 as compared to $236 million for the nine months ended September 30, 2025. The decrease in cash provided by operating activities - continuing operations was primarily due to lower gross profit, partially offset by changes in our net working capital requirements.

Free cash flow was $108 million for the nine months ended September 30, 2026 compared to $151 million for the prior year period. The decrease in free cash flow was primarily due to a decrease in cash provided from operations, partially offset by lower capital expenditures.
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
Indebtedness
As of September 30, 2026, we had total outstanding debt in the form of term loans for an aggregate principal amount of $1,994 million, which will mature in 2028. In addition, we have a $330 million revolving credit facility with a maturity date of May 31, 2030. As of September 30, 2026, no amounts were borrowed or outstanding under our revolving credit facility agreement.
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
During the three and nine months ended September 30, 2026, the Company did not repurchase any shares of Class A Common Stock. As of September 30, 2026, the total remaining amount authorized for repurchase was $216 million.
Cash Dividends
On February 19, 2026, the Company announced it replaced its cash dividend on its Class A common stock, par value $0.0001 per share, with other capital allocation activities, including deleveraging the balance sheet and continuing our share repurchase program, subject to market and other conditions.
Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown in Fiduciary assets on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, with a corresponding amount in Fiduciary liabilities. Fiduciary funds are not used for general corporate purposes and are not a source of liquidity for us.
The following table provides a summary of cash flows from continuing operating, investing, and financing activities for the periods presented.

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash provided by operating activities - continuing operations	$181	$236
Cash provided by (used in) investing activities - continuing operations	(73)	(98)
Cash used in financing activities - continuing operations	(180)	(288)
Operating Activities
Cash provided by operating activities was $181 million for the nine months ended September 30, 2026 as compared to $236 million for the nine months ended September 30, 2025. The decrease in cash provided by operating activities was primarily due to lower gross profit, partially offset by changes in our net working capital requirements.

Investing Activities
Cash used in investing activities was $73 million for the nine months ended September 30, 2026 as compared to cash used in investing activities of $98 million for the nine months ended September 30, 2025. The decrease in cash used in investing activities was primarily driven by lower capital expenditures.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2026 was $180 million as compared to cash used in financing activities of $288 million for the nine months ended September 30, 2025. The primary drivers of cash used in financing activities for the nine months ended September 30, 2026 were $136 million of TRA payments, $15 million of debt repayments, $14 million of finance lease payments and a $12 million net decrease in fiduciary liabilities. The decrease in fiduciary cash was primarily due to timing of client funding and subsequent disbursement of payments.
Cash, Cash Equivalents and Fiduciary Assets
At September 30, 2026, our cash and cash equivalents were $212 million, a decrease of $61 million from December 31, 2025. Of the total balances of cash and cash equivalents as of September 30, 2026 and December 31, 2025, none of the balances were restricted as to use.
Some of our client agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of Fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the amounts from clients and make payments on their behalf. Such funds are not available to service our debt or for other corporate purposes. There is typically a short period of time between when the Company receives funds and when it pays obligations on behalf of clients. We are entitled to retain investment income earned on fiduciary funds, when investment strategies are deployed, in accordance with industry custom and practice, which has historically been immaterial. In our Condensed Consolidated Balance Sheets, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our continuing operations Fiduciary assets included cash of $236 million and $248 million at September 30, 2026 and December 31, 2025, respectively.
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
Actual tax benefits realized by Alight may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, we expect that the payments that Alight may make under the TRA will be substantial. During the first quarter of 2026, the Company received an Objection Notice from the TRA Party Representative with respect to certain methodology used to prepare a portion of the Tax Benefit Schedule that calculates our 2026 Tax Benefit Payments to the TRA Parties (all capitalized terms as defined in the TRA). The Company proceeded by responding to the Objection Notice through the dispute mechanisms as set forth in the TRA. During the nine months ended September 30, 2026, consistent with the TRA, the Company paid $136 million, representing what it considered the undisputed amount owed pursuant to the TRA (the “Undisputed Amount”). In October 2026, the TRA Party Representative asserted that the Company may be obligated to pay approximately $65 million above the Undisputed Amount, plus interest as further detailed in the TRA (the “October 2026 Communication”). The Company disagrees with, and is vigorously contesting, the TRA Party Representative's assertions in both the Objection Notice and the October 2026 Communication. If the TRA Party Representative nonetheless prevails in its position or the Company resolves the dispute consensually, the Company would be obligated to increase its 2026 Tax Benefit Payments by up to $65 million above the Undisputed Amount, plus interest as further detailed in the TRA. The Objection Notice and the October 2026 Communication do not address the Company's current 2027 Tax Benefit Payments estimate.

Contractual Obligations and Commitments
Our material contractual obligations include debt, non-cancellable contractual service, purchase obligations and lease obligations. For additional information regarding debt, non-cancellable contractual service and purchase obligations, see the Condensed Consolidated Financial Statements within Item 1 of this Quarterly Report on Form 10-Q, Note 8, “Debt”, and Note 19, “Commitments and Contingencies”.
On September 1, 2018, the Company executed an agreement to form a strategic partnership with Wipro, a leading global information technology, consulting and business process services company. Effective April 1, 2025, the Company executed Amendment No. 2 which adjusted the mix of services provided by Wipro. Effective January 25, 2026, the Company executed Amendment No. 5 to extend the agreement through August 31, 2029. The Company may terminate certain elements of its arrangement with Wipro for cause or for the Company’s convenience with no penalty prior to August 31, 2029. If an unconsumed portion of the obligation remains after August 31, 2029, then the Company shall satisfy the obligation by paying Wipro the remaining unconsumed portion by September 30, 2029. Following the amendments, the Company’s expected remaining cash outflow for non-cancellable service obligations related to our strategic partnership with Wipro is $25 million, $75 million, and $37 million for the remainder of 2026 and the years ending 2027 and 2028, respectively, and none thereafter, totaling $137 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. Based on the aforementioned evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, the Company's disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report filed with the SEC on February 24, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. There have been no material changes from the risk factors previously disclosed under "Part I, Item IA. Risk Factors" in the Company’s filing mentioned in the aforementioned paragraph.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On August 1, 2022, the Company's Board of Directors authorized a share repurchase program (the "Program"), under which the Company may repurchase issued and outstanding shares of Class A Common Stock from time to time, depending on market conditions and alternate uses of capital. The Program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Exchange Act, including through Rule 10b5-1 trading plans. The Program has no expiration date and may be suspended or discontinued at any time. The Program does not obligate the Company to purchase any particular number of shares and there is no guarantee as to any number of shares being repurchased by the Company. We did not purchase any shares of our Class A Common Stock during the three months ended September 30, 2026.
Item 5. Other Information.
Trading Arrangements
During the three months ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement, or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

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

3.1	Restated Certificate of Incorporation of Alight, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2026).
3.2	Second Amended and Restated Bylaws of Alight, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2026).
10.1*+	Form of Restricted Stock Unit Award Agreement for Directors under the Alight, Inc. 2021 Omnibus Incentive Plan (2026).
10.2*+	Form of Performance Stock Unit Grant Award Agreement (Special Grant Under Tiered Value Realization Program) under the Alight, Inc. 2021 Omnibus Incentive Plan (October 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Alight, Inc.
(Registrant)

Date: November 3, 2026	By:	/s/ Stephen Lasher
Stephen Lasher
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)